Form 10-Q
period 2015-03-31
PROTEON THERAPEUTICS INC
filed 2015-05-13
CIK 1359931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]     No  [X]

As of April 30, 2015 there were 16,449,164 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements.  You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

·	the timing of results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);
·	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;
·	our estimates regarding the amount of funds required to fund operations into 2018;
·	our plans to fund our chemistry, manufacturing and controls;
·
our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

·	our estimate of when we will require additional funding;
·	our plans to commercialize and bring vonapanitase to market;
·	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates, including vonapanitase;
·	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;
·	our interpretation of the data from our completed Phase 2 trial for vonapanitase;
·	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;
·	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
·	our ability to quickly and efficiently identify and develop additional product candidates;
·	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;
·	timing to recruit and expand our employee base and sales force, both in and outside the United States;
·	plans to initiate Phase 1 or Phase 1/2 trials in other indications;
·	the reimbursement of vonapanitase;
·	our research and development costs;
·	our general and administrative costs and salary and personnel costs;
·	the costs associated with preparation for commercial operations;
·	the costs associated with being a public company;
·	our intellectual property position;
·	our plans to seek patent protection in available countries;
·	our expectations that vonapanitase will qualify for a 12 year period of exclusivity;
·	our reliance on third parties as suppliers and manufactures;
·	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;
·	our plans to improve existing, and implement new, systems to manage our business;
·	future payment of dividends;
·	the impact of accounting policies;
·	the impact of changes in interest rates; and
·	exposure to foreign currency exchange risks.

All forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the risk factors set forth below in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

 NOTE REGARDING STOCK SPLIT

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q and in our condensed consolidated financial statements gives retrospective effect to 1-for-15.87 reverse stock split of our common stock that was effected on October 6, 2014.  All share, share equivalent and per share amounts presented herein have been adjusted to reflect the reverse stock split. The ratios by which shares of preferred stock were converted into shares of common stock upon consummation of our initial public offering have been adjusted to reflect the effects of the reverse stock split.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,784	$68,840
Available-for-sale investments	69,741	14,755
Prepaid expenses and other current assets	1,208	1,006
Total current assets	80,733	84,601
Property and equipment, net	80	83
Other non-current assets	114	114
Total assets	$80,927	$84,798
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,205	$917
Accrued expenses	1,429	1,421
Total current liabilities	2,634	2,338
Total liabilities	2,634	2,338
Commitments and contingencies (Note 5)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 16,448,691 and 16,448,455 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	192,731	192,324
Accumulated deficit	(114,454)	(109,874)
Accumulated other comprehensive loss	-	(6)
Total stockholders’ equity	78,293	82,460
Total liabilities and stockholders’ equity	$80,927	$84,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Research and development	$2,633	$1,189
General and administrative	1,987	744
Total operating expenses	4,620	1,933
Loss from operations	(4,620)	(1,933)
Other income (expense):
Investment income	40	-
Interest expense	-	(828)
Other expense	-	(70)
Total other income (expense)	40	(898)
Net loss	$(4,580)	$(2,831)
Unrealized gain on available-for-sale investments	6	-
Comprehensive loss	$(4,574)	$(2,831)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(4,580)	$(2,831)
Accretion of redeemable convertible preferred stock to redemption value	-	(1,512)
Net loss attributable to common stockholders	$(4,580)	$(4,343)
Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(18.09)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,448,688	240,138

Supplemental disclosure of stock-based compensation expense:

Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense
Research and development	$110	$10
General and administrative	297	7
Total	$407	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,580)	$(2,831)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	8	7
Amortization of premium/discount on available-for-sale securities	198	4
Accretion of discount and debt issuance cost of convertible notes payable	-	741
Stock-based compensation	407	17
Change in fair value of derivative liability	-	69
Changes in:
Prepaid expenses and other assets	103	(259)
Interest receivable	(305)	15
Accounts payable and accrued expenses	296	589
Accrued interest payable	-	86
Net cash used in operating activities	(3,873)	(1,562)
Investing activities
Purchases of available-for-sale investments	(58,139)	-
Proceeds from maturities of available-for-sale investments	2,961	2,355
Purchase of property and equipment	(5)	-
Net cash (used in) provided by investing activities	(55,183)	2,355
(Decrease) increase in cash and cash equivalents	(59,056)	793
Cash and cash equivalents, beginning of period	68,840	2,793
Cash and cash equivalents, end of period	$9,784	$3,586
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$-	$1,512
Fair value of derivative embedded within convertible notes payable	$-	$1,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
(Unaudited)

1.	Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease.  The Company was formed in June 2001 and incorporated on March 24, 2006.  During 2013, the Company formed a wholly-owned subsidiary, organized in the United Kingdom, Proteon Therapeutics Limited. As of March 31, 2015, there has been no activity in this subsidiary other than its formation. During 2014, the Company formed a wholly-owned Massachusetts Securities Corporation subsidiary as a holding company for its available-for-sale investments, Proteon Securities Corp.  The Company completed its initial public offering of its common stock, $0.001 par value per share (“Common Stock”) on October 27, 2014 (the “IPO”). Since inception, the Company has been primarily involved in research and development activities.

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

As of March 31, 2015, the Company had cash, cash equivalents and available-for-sale investments of $79.5 million.  The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into 2018.  The Company had an accumulated deficit of $114.5 million as of March 31, 2015.

2.	Summary of Significant Accounting Policies

Initial Public Offering

On October 27, 2014, the Company completed the IPO of its Common Stock, pursuant to a registration statement on Form S-1, as amended.  An aggregate of 7,026,500 shares of Common Stock registered under the registration statement were sold at a price of $10.00 per share (including 916,500 shares of Common Stock sold by the Company pursuant to the full exercise of an overallotment option granted to the Company’s underwriters in connection with the IPO).  Net proceeds of the IPO were $62.5 million, after deducting underwriting discounts, commissions and offering-related expenses payable by the Company of approximately $7.8 million. In this transaction, all shares of the Company’s redeemable convertible preferred stock (the “Preferred Stock”) were automatically converted into an aggregate of 8,651,805 shares of its Common Stock and the Series D redeemable convertible preferred stock (the “Series D Preferred Stock”) investors’ rights and obligations were either exercised or extinguished.

Reverse Stock Split

On October 1, 2014, the Board of Directors and on October 3, 2014, the stockholders approved a 1-for-15.87 reverse stock split of the Company’s Common Stock and resulting in a proportional adjustment to the existing conversion ratios for each series of Preferred Stock. The effective date of the reverse stock split was October 6, 2014. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split. The ratios by which shares of Preferred Stock are convertible into shares of Common Stock were also adjusted to reflect the effects of the reverse stock split.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2014 and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or for any future period.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Proteon Therapeutics Limited and Proteon Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to convertible notes, stock-based compensation expense, clinical trial accruals and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

The Company historically utilized significant estimates and assumptions in determining the fair value of its Common Stock. The Company utilized various valuation methodologies in accordance with the framework of the 2004 and 2013 American Institute of Certified Public Accountants Technical Practice Aids, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its Common Stock prior to its IPO. Each valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of Preferred Stock, the superior rights and preferences of securities senior to the Company’s Common Stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of Common Stock at each valuation date and materially affected the financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, accounts payable, accrued liabilities, convertible promissory notes (“Convertible Notes”) and features embedded in the Convertible Notes (see Note 4). The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Financial instruments measured at fair value on a recurring basis include cash equivalents and short-term investments (see Note 3). There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of the new guidance on our condensed consolidated financial statements, if any.

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

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

3.	Financial Instruments

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of March 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Cash equivalents	$9,778	$-	$-	$9,778
Government securities	64,452	-	-	64,452
Corporate bonds	-	5,289	-	5,289
Total	$74,230	$5,289	$-	$79,519

	As of December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Cash equivalents	$68,830	$-	$-	$68,830
Government securities	6,508	-	-	6,508
Corporate bonds		8,247	-	8,247
Total	$75,338	$8,247	$-	$83,585

As of March 31, 2015 and December 31, 2014, the Company’s cash equivalents consist principally of money market funds. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Corporate bonds consist of bonds issued by highly-rated corporate entities which are classified as available-for-sale. Cash equivalents and government securities are stated at fair value and consist of Level 1 financial instruments in the fair value hierarchy. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. These market prices are quoted prices in active markets for identical assets (Level 1 inputs). Corporate bonds are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its corporate bonds holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs).

Available-for-sale securities at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Government securities
(Due within 1 year)	$64,452	$4	$(4)	$64,452
Corporate bonds
(Due within 1 year)	5,289	1	(1)	5,289
	$69,741	$5	$(5)	$69,741

December 31, 2014
Government securities
(Due within 1 year)	$6,510	$-	$(2)	$6,508
Corporate bonds
(Due within 1 year)	8,251	-	(4)	8,247
	$14,761	$-	$(6)	$14,755

4.	Convertible Notes

On September 4, 2013, the Company issued Convertible Notes with total aggregate proceeds of $4.3 million.  The Convertible Notes accrued interest at 8% per annum and matured on or after March 31, 2014 upon written notice from a majority of the outstanding Convertible Note holders. On May 13, 2014, the Convertible Notes were converted to Series D Preferred Stock.

The Company recorded approximately $1.4 million as the fair value of the Convertible Notes’ combined embedded derivative liability upon issuance on September 4, 2013, with a corresponding amount recorded as debt discount. The debt discount and amounts recorded for issuance costs and embedded features were amortized to interest expense over the life of the Convertible Notes. Changes in the estimated fair value of the embedded features were recorded in earnings in the period in which they occurred.

5.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of the three months ended March 31, 2015 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

Operating Leases

Future minimum payments required under the leases as of March 31, 2015 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2015	$126
2016	168
2017	168
2018	84
Total minimum lease payments	$546

Rental expense for the three months ended March 31, 2015 and 2014 was $46,000 and $47,000, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of March 31, 2015, the Company has provided a security deposit in the amount of $14,000 to the Lessor.

Restricted cash related to facilities leases

At March 31, 2015 and December 31, 2014, the Company had $14,000 and $39,000, respectively, in an outstanding letter of credit to be used as collateral for leased premises. At March 31, 2015 and December 31, 2014, the Company pledged an aggregate of $14,000 and $39,000, respectively, to the bank as collateral for the letter of credit, which is included in long-term assets and both short-term deposits and long-term assets, respectively.

6.	Common Stock

At March 31, 2015, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,448,691 shares were issued and outstanding.  The Company has the following shares of Common Stock reserved for future issuance:

	March 31, 2015	December 31, 2014

Stock-based compensation awards	2,465,079	1,807,349
Employee Stock Purchase Plan	304,991	140,500
Total	2,770,070	1,947,849

7.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,235,526	$4.19	7.1	$7,709
Granted	399,929	$10.61
Exercised	(236)	$1.27
Outstanding at March 31, 2015	1,635,219	$5.76	7.6	$9,632
Exercisable at March 31, 2015	593,324	$2.38	4.4	$5,505
Vested or expected to vest at March 31, 2015 (1)	1,526,587	$5.65	7.4	$9,153
____________________________________
(1) Represents the number of vested options at March 31, 2015 plus the number of unvested options expected to vest based on the unvested options outstanding at March 31, 2015.

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of March 31, 2015, as a result of an increase on January 1, 2015 of one percent of the outstanding shares as of the end of the fiscal year ending December 31, 2014, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The first offering under the 2014 ESPP began on January 1, 2015. The Company incurred $11,000 in stock-based compensation expense related to the 2014 ESPP for the three months ended March 31, 2015.

8.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three months ended March 31, 2015 and 2014.

9.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three month periods ended March 31, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock	-	4,254
Common stock warrants	-	660
Outstanding stock options	1,635	607
Outstanding ESPP shares	3	-
Convertible notes	-	249
	1,638	5,770

10.	Subsequent Events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the condensed consolidated financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. In the judgment of management, there were no material events that impacted the unaudited condensed financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease. Our product candidate, vonapanitase (formerly PRT-201), is a recombinant human elastase that we are developing to reduce vascular access failure in patients with chronic kidney disease undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 trial of vonapanitase in patients undergoing creation of an arteriovenous fistula, or AVF, support that a one-time, local application of vonapanitase during AVF surgical placement reduces AVF failure, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are not aware of any approved preventative treatments to reduce the failure rate of AVFs. We initiated the first of two Phase 3 trials for vonapanitase in radiocephalic AVFs, our initial indication, in the third quarter of 2014 and expect to initiate the second Phase 3 trial in the second quarter of 2015.

We commenced business operations in June 2001 and incorporated in March 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of vonapanitase, protecting our intellectual property and providing general and administrative support for these operations. To date, we have not generated any product revenue and have primarily financed our operations through the private placement of our equity securities, business development activities, convertible note financings, and our initial public offering, or IPO, completed in October 2014.

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

As of March 31, 2015, we had received an aggregate of $174.4 million of net proceeds composed of $94.0 million from the issuance of equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of March 31, 2015, we had an accumulated deficit of $114.5 million and our net loss for the three months ended March 31, 2015 was $4.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at March 31, 2015 will be sufficient to fund our operating expenses and capital expenditure requirements into 2018, thus allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to commence our second Phase 3 trial of vonapanitase in radiocephalic AVFs (which is expected to be in the second quarter of 2015) and to fund our chemistry, manufacturing and controls, or CMC, activities.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for vonapanitase, which we expect will take a number of years and is subject to significant uncertainty. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently use third-party clinical research organizations, or CROs, to carry out our clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may seek to further fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise additional capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop vonapanitase or any additional product candidates, if developed.

Financial Overview

Revenue

To date, our revenue has been derived from revenue related to the expiration of any rights and obligations under the 2009 agreement with a major pharmaceutical entity and from government grants. In the third quarter of 2014 we recognized $2.9 million of revenue related to the 2009 agreement.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of vonapanitase, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and investigative sites that will conduct our clinical trials;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	costs associated with regulatory operations; and
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of vonapanitase. We may never succeed in achieving regulatory approval for vonapanitase. The duration, costs and timing of clinical trials and development of vonapanitase will depend on a variety of factors, which include:

•	the scope, rate of progress and expense of our ongoing as well as any additional clinical trials and other research and development activities;
•	uncertainties in clinical trial enrollment rate;
•	future clinical trial results;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities include the following:

•
we commenced our first Phase 3 clinical trial of vonapanitase for patients undergoing creation of a radiocephalic AVF in the third quarter of 2014. We intend to initiate our second Phase 3 trial of vonapanitase in radiocephalic AVFs in the second quarter of 2015. If the results from the first Phase 3 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a Biologics License Application, or BLA, supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•
we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic AVFs and in patients undergoing placement of an arteriovenous graft, or AVG; and

•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA filing.

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

Additionally, if and when we believe a regulatory approval of vonapanitase appears likely, we anticipate that we will increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations.

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

Other Income (Expense), Net

Other income (expense), net consists of the gain realized by the sale of fixed assets, changes in the fair value of the derivative liability associated with the convertible notes and changes in the fair value of the investors’ rights and obligations issued in connection with the Series D redeemable convertible preferred stock.  The derivative liability was extinguished upon the conversion of the notes into Series D redeemable convertible preferred stock in May 2014.  The Series D investors’ rights and obligations were either exercised or extinguished upon the completion of our IPO in October 2014.

Accretion of Preferred Stock

 Subsequent to the May 2014 Series D redeemable convertible preferred stock financing, our shares of preferred stock were redeemable beginning in 2019 at their original issuance price plus any declared or accrued but unpaid dividends upon written election of the preferred stockholders in accordance with the terms of our certificate of incorporation. Accretion of preferred stock reflects the accretion of issuance costs and cumulative dividends on our preferred stock based on their respective redemption values. On October 27, 2014, we closed our IPO and all shares of preferred stock were converted into 8,651,805 shares of our Common Stock. No accretion of preferred stock has been recorded after this date as no shares of preferred stock were outstanding after such date.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to clinical trial accruals, stock-based compensation expense, embedded derivatives and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 20, 2015, related to clinical trial accruals, stock-based compensation expense, embedded derivatives and reported amounts of revenues and expenses. There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014	Period-to-Period Change

Operating expenses:
Research and development	$2,633	$1,189	$1,444
General and administrative	1,987	744	1,243
Total operating expenses	4,620	1,933	2,687
Loss from operations	(4,620)	(1,933)	(2,687)
Other income (expense):
Interest income (expense), net	40	(828)	868
Other expense, net	-	(70)	70
Total other income (expense)	40	(898)	938
Net Loss	$(4,580)	$(2,831)	$(1,749)

Research and Development Expenses.    The following table identifies research and development expenses on both an external and internal basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014	Period-to-Period Change

External PRT-201 research and development expenses	$1,881	$678	$1,203
Internal research and development expenses	752	511	241
Total research and develoment expenses	$2,633	$1,189	$1,444

During the three months ended March 31, 2015, our total research and development expenses increased by $1.4 million compared to the three months ended March 31, 2014 primarily due to $1.2 million in increased external expenses. The increase of $1.2 million in external expenses was driven by $1.1 million in increased expenses for our ongoing radiocephalic AVF Phase 3 clinical trial and $0.2 million in increased external clinical expenses related to preparation for our second radiocephalic AVF Phase 3 clinical trial, offset by $0.1 million in decreased expenses for our manufacturing support of the radiocephalic AVF Phase 3 clinical trials. Our internal research and development expenses increased by $0.2 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to increased personnel costs.

General and Administrative Expenses.    During the three months ended March 31, 2015, our total general and administrative expenses were $1.2 million higher as compared to the three months ended March 31, 2014 primarily due to additional overhead and personnel costs in the three months ended March 31, 2015 of $0.7 million to support our ongoing corporate activities and $0.5 million in expenses associated with being a public company.

Interest Expense, Net.   During the three months ended March 31, 2015, interest expense, net decreased by $0.9 million as compared to the three months ended March 31, 2014 primarily due to the interest expense on our convertible notes which were extinguished in May 2014.

Other Expense, Net.    During the three months ended March 31, 2015, other expense, net decreased by $0.1 million as compared to the three months ended March 31, 2014 due to the change in fair market value of the derivative liability associated with the convertible notes in the three months ended March 31, 2014 which were extinguished in May 2014.

Liquidity and Capital Resources

Overview

Since our inception and through the three months ended March 31, 2015, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At three months ended March 31, 2015, our cash and cash equivalents and available-for-sale investments totaled $79.5 million.

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

Series D Financing

On May 13, 2014, we received net proceeds of approximately $24.5 million from the issuance of Series D redeemable convertible preferred stock to new and existing investors at a price per share of $0.588656. In aggregate, we issued 52,813,827 shares of Series D redeemable convertible preferred stock including 10,344,201 shares for the conversion of $4.6 million of convertible notes and accrued interest at a conversion price of $0.4414 per share. As provided by the Series D stock purchase agreement, the investors in the Series D redeemable convertible preferred stock had the potential opportunity to invest an additional $20.0 million in Series D redeemable convertible preferred stock at $0.588656 per share. Upon the closing of our IPO, all shares of preferred stock were converted into 8,651,805 shares of our Common Stock and the Series D investors’ rights to purchase additional shares of Series D redeemable convertible preferred stock were terminated.

Convertible Notes Financing

In September 2013, we issued convertible promissory notes in the aggregate principal amount of approximately $4.3 million. The notes accrued interest at 8% annum and matured on or after March 31, 2014 upon written notice from a majority of the outstanding note holders. In connection with the issuance of the convertible notes, we recorded $1.4 million as a discount on the convertible notes related to the estimated fair value of the combined embedded derivative liability and certain issuance costs. Upon the closing of our Series D redeemable convertible preferred stock financing, the convertible notes, in the aggregate amount of approximately $4.5 million principal and accrued interest, automatically converted into 10,344,201 shares of our Series D redeemable convertible preferred stock at a conversion price per share of $0.4414.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we (i) conduct our Phase 3 clinical trials for vonapanitase in radiocephalic AVFs, thereafter seeking marketing approval for vonapanitase in radiocephalic AVFs assuming successful trial outcomes, and (ii) pursue development of vonapanitase for additional indications, including brachiocephalic AVFs and AVGs. We may not be able to complete the development and initiate commercialization of vonapanitase if, among other things, our clinical trials are not successful, and the FDA does not approve vonapanitase or does not approve vonapanitase when we expect.

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2015 will be sufficient to fund our operations into 2018.  We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to commence our second Phase 3 trial of vonapanitase in radiocephalic AVFs in the second quarter of 2015 and to fund our CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;
•	the timing and costs of developing vonapanitase for additional indications;
•	the outcome, timing and costs of seeking regulatory approvals;
•
the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2015 and 2014:
	Three Months Ended March 31,
(in thousands)	2015	2014

Net cash used in operating activities	$(3,873)	$(1,562)
Net cash (used in) provided by investing activities	(55,183)	2,355
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(59,056)	$793

Comparison of the Three Months Ended March 31, 2015 and 2014

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014. The increase of $2.3 million in cash used in operating activities was primarily driven by an increase in our operating expenses of $2.7 million and offset by an increase in non-cash operating expenses of $0.4 million compared to the three months ended March 31, 2014.

Net cash used in investing activities was $55.2 million for the three months ended March 31, 2015 compared to net cash provided by investing activities of $2.4 million for the three months ended March 31, 2014. The increase of $57.5 million in cash used by investing activities was primarily driven by an increase in the purchases of available-for-sale investments of $58.1 million offset by an increase in maturities of investments of $0.6 million as compared to the three months ended March 31, 2015.

Net cash provided by financing activities during the three months ended March 31, 2015 and 2014 was immaterial.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

  JOBS Act

In April 2012, the JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015, we had cash equivalents and available-for-sale investments of $79.5 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We contract with CROs and contract manufacturers internationally. Transactions with these providers are mostly settled in U.S. dollars and therefore, while we believe we have some foreign currency exposure, we believe the risk is manageable. To date, we have not hedged against foreign currency risks.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report on Form 10-Q, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $3.3 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively, and $4.6 million and $2.8 million for the three-months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $114.5 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and, prior to our initial public offering, the sale of convertible debt. Our current product candidate, vonapanitase, is in clinical trials and we have no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. We have not completed pivotal clinical trials for any product candidate and it will be several years, if ever, before we have vonapanitase or any future product candidates ready for commercialization. Even if we obtain regulatory approval to market vonapanitase or any additional product candidates, our future revenues will depend upon the size of any markets in which vonapanitase or any additional product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical development and seek regulatory approval of vonapanitase, particularly with respect to its lead indication for radiocephalic AVFs;
•	commercialize vonapanitase directly in the United States;
•	undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe;

•	pursue additional indications for vonapanitase including clinical development of vonapanitase for brachiocephalic AVFs, patients requiring placement of an AVG and peripheral artery disease, or PAD;
•	in-license or acquire additional product opportunities and make milestone or other payments under any in-license agreements;
•	contracting for the manufacture of commercial quantities of vonapanitase;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development; and
•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2015, our cash, cash equivalents and available-for-sale investments were $79.5 million. Our research and development expenses were $2.6 million and $1.2 million for the three-month periods ended March 31, 2015 and 2014, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic AVFs. Prior to completing enrollment in our first Phase 3 trial, we expect to initiate the second Phase 3 trial. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that the net proceeds we received in our initial public offering, or IPO, which we completed on October 27, 2014, and our existing cash and cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2018, allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs. This period could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete our second Phase 3 trial. In addition, we may consider initiating other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other robust trials (i.e., powered to demonstrate statistically significant outcomes) other than our second planned Phase 3 AVF trial prior to receiving and reviewing data from our first Phase 3 AVF clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize vonapanitase or any additional product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, or at all. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would otherwise be ideal and we may be required to relinquish rights to vonapanitase or any additional product candidates, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As a company, we have never obtained regulatory approval for, or commercialized, any product candidate. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, vonapanitase or any additional product candidates. We do not anticipate generating revenues from product sales for at least the next several years, if ever. If vonapanitase or any additional product candidates fail in clinical trials or do not gain regulatory approval, or if vonapanitase or any additional product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing clinical development of vonapanitase for one or more indications and research and preclinical and clinical development of additional product candidates;
•	seeking and obtaining regulatory and marketing approvals for vonapanitase if and when we complete clinical trials;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for vonapanitase, if approved;

•
launching and commercializing vonapanitase if we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing our own sales, marketing and distribution infrastructure;

•	obtaining and maintaining adequate coverage and reimbursement from third-party payors for vonapanitase;
•	obtaining market acceptance of vonapanitase as a viable treatment option;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	identifying and validating new product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and know-how;
•	developing vonapanitase such that, if approved, it can be commercialized without infringing the intellectual property rights of third parties; and
•	attracting, hiring and retaining qualified personnel.

Even if vonapanitase or any additional product candidates that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Our failure to become and remain profitable would depress the market price of our Common Stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Product

We are substantially dependent on the success of our current product candidate, vonapanitase, and cannot guarantee that this product candidate will successfully complete Phase 3 clinical trials, receive regulatory approval or be successfully commercialized.

We currently have no products approved for commercial distribution. We have invested substantially all of our efforts and financial resources in the development of our current product candidate, vonapanitase. Our business depends entirely on the successful development and commercialization of vonapanitase, in vascular access or additional indications, which may never occur. Our ability to generate revenues in the near term is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize vonapanitase. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

Vonapanitase will require additional clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote vonapanitase for any indication before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive this regulatory approval for any of our product candidates. If we do not receive FDA approval and successfully commercialize, vonapanitase, we will not be able to generate revenue from vonapanitase in the United States in the foreseeable future, or at all. Moreover, any significant delays in obtaining approval for and commercializing vonapanitase will have a substantial adverse impact on our business and financial condition.

We have not previously submitted a or BLA to the FDA, or similar drug or biologic approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that vonapanitase or any additional product candidates will be successful in clinical trials or receive regulatory approval. In our Phase 2 clinical trial, our primary efficacy endpoint of primary unassisted patency did not show statistically significant benefit for the 30 microgram dose versus placebo. While statistical analyses of the subset of patients with radiocephalic AVFs suggested a clinically significant benefit over placebo for that patient subset, those analyses were not prespecified, and we cannot assure you that these non-prespecified results will be repeated in our Phase 3 trials. Following completion of the Phase 2 clinical trial of vonapanitase, we analyzed the data in a number of ways in addition to the analysis specified in the protocol. For example, we analyzed the data from the subset of patients undergoing creation of a radiocephalic AVF. Analysis of data in a manner or from subsets that were not prespecified in the protocol is typically not sufficient to serve as the basis for regulatory approval and is generally not considered as reliable as analyses which were prespecified in the protocol. Even though our Phase 3 trials will enroll patients undergoing a surgical procedure to create a radiocephalic AVF (i.e., that subset of patients in which vonapanitase showed a greater benefit in our Phase 2 clinical trial), there are risks of failure inherent at any stage of product development, and we may not demonstrate efficacy with regard to the primary endpoint of our ongoing and planned Phase 3 clinical trials, or unexpected adverse events may appear. Further, vonapanitase or any additional product candidates, may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from vonapanitase will depend on our ability to:

•	launch commercial sales of vonapanitase, whether alone or in collaboration with others;
•	create market demand for vonapanitase through our own marketing and sales organization, and through any other promotional arrangements that we may otherwise establish;
•	hire, train and deploy a specialty hospital sales force, focused primarily on vascular surgeons, to commercialize vonapanitase in the United States;
•
manufacture vonapanitase in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter and establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	create partnerships with third parties to promote and sell vonapanitase in any foreign markets where we receive marketing approval;
•	obtain and maintain patent protection and regulatory exclusivity for vonapanitase;
•	achieve appropriate reimbursement for vonapanitase;
•	effectively compete with other products; and
•	maintain a continued acceptable safety profile of vonapanitase following launch.

As we continue to develop vonapanitase for other indications, including AVG, brachiocephalic AVF and PAD, or develop additional product candidates, we will face similar risks and challenges.

Clinical development is a lengthy and expensive process with an uncertain outcome due to many factors. Because the results of early clinical trials are not necessarily predictive of future results, vonapanitase may not have favorable results in later clinical trials or receive regulatory approval.

Clinical development is expensive, difficult to design and implement, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and vonapanitase is subject to the risks of failure inherent in drug and biological development, including failure to demonstrate efficacy in a pivotal clinical trial or in the patient population we intend to enroll, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug and biological product is not approvable. Trends and results observed in earlier stage clinical trials, particularly trends and results observed through non-prespecified analysis of the data, may not be replicated in later stage clinical trials. For example, as is common with Phase 2 trials, we explored a number of endpoints and analyzed the data from our Phase 2 clinical trial of vonapanitase in a number of ways, some of which were not prespecified. Product candidates such as vonapanitase in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain non-prespecified analyses of primary or secondary endpoints in those early trials showed trends toward efficacy or, in some analyses, statistical significance. Companies frequently suffer significant setbacks in late-stage clinical trials due to lack of efficacy, manufacturing or formulation changes or adverse safety profiles, even after earlier clinical trials have shown promising results. During the course of our clinical development, we modified our vonapanitase finished product formulation for our Phase 3 trials and commercial launch in order to facilitate ease of administration and fill and finish of vials at our 30 microgram dose. Our formulation changes could adversely affect results in our clinical trials, requiring us to make further formulation changes. Additional changes could cause us to delay or repeat clinical trials, and we could incur unexpected costs that would have an adverse effect on our business, operating results and prospects.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. Proteon has limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable non-United States regulatory authorities may disagree and may not grant marketing approval of vonapanitase or any additional product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Any Phase 3 or other clinical trial that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market vonapanitase or any additional product candidate.

Any delay or failure in our clinical trials would delay our obtaining, or make us unable to obtain, applicable regulatory approvals, which would prevent us from commercializing vonapanitase or any additional product candidates, generating revenues and achieving and sustaining profitability.

If clinical trials of vonapanitase or any additional product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-United States regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of vonapanitase or any additional product candidates.

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

In addition, if (1) we are required to conduct additional clinical trials or other testing of or data pertaining to vonapanitase beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials or other testing of vonapanitase or any additional product candidates, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with vonapanitase or any additional product candidates, we, in addition to incurring additional costs, may:

•	be delayed in obtaining marketing approval for vonapanitase or any additional product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as we intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing or other requirements; or
•	be required to remove the product from the market after obtaining marketing approval.

In general, the FDA requires two adequate and well-controlled clinical trials to demonstrate the effectiveness of a product candidate. If the results of our first Phase 3 clinical trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a BLA supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial. If we attempt to rely on a single Phase 3 trial to demonstrate the effectiveness of vonapanitase, the usual demonstration of the statistical significance in the primary efficacy endpoint (p=0.05) is unlikely to be sufficient to obtain approval of vonapanitase, and we would likely be required to demonstrate more robust statistical significance. Even with a robust p-value, the FDA may not consider the results of the single Phase 3 trial to be sufficient for BLA filing or approval, and may require that we complete our second Phase 3 trial or that we even conduct additional trials.

We may be unable to obtain regulatory approval for vonapanitase or any additional product candidates under applicable regulatory requirements. The denial or delay of any approvals would prevent or delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

Vonapanitase and any additional product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, approval, manufacturing, recordkeeping, labeling, storage, advertising, promotion, distribution, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Vonapanitase is still in development and is subject to the risks of failure inherent in drug or biologic development. We have not received approval to market any product candidate from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to gain marketing approvals, and we expect to rely on third-party clinical research organizations to assist us in this process. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Vonapanitase may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. We may gain regulatory approval for vonapanitase or any additional product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the product, or we may never obtain regulatory approval for vonapanitase or any additional product candidates in any jurisdiction.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indications;
•	FDA Advisory Committee or other regulatory authority may recommend non-approval or restrictions on approval;
•	the results of later-stage clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the results of later-stage clinical trials may not confirm the positive results from earlier preclinical studies or clinical trials;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of vonapanitase or any additional product candidate may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	our manufacturing processes or facilities may not be adequate to support approval of our product candidates; or
•	regulatory agencies may change their approval policies or adopt new regulations in a manner rendering our clinical data insufficient for approval.

It is possible that neither vonapanitase nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales. Any delay in obtaining, or failure to obtain, required approvals would materially adversely affect our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

We may face difficulty in enrolling patients for clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent completion of clinical trials of vonapanitase or any additional product candidates. We have never previously limited a trial to patients undergoing a surgical procedure to create a radiocephalic AVF, as we are doing in our ongoing and planned Phase 3 trials. Identifying and qualifying patients to participate in clinical trials of vonapanitase or any additional product candidates are critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing product candidates. The enrollment timeline for radiocephalic AVF patients is lengthy and there are a limited number of sites from which we can enroll pre-hemodialysis or hemodialysis patients. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by numerous factors including:

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

If we experience any of a number of possible unforeseen events in connection with clinical trials of vonapanitase or any additional product candidates, potential marketing approval or commercialization of vonapanitase or any additional product candidates could be delayed or prevented.

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed.  We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•
we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

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
•
participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trials;

•
patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the 300 proposed for each Phase 3 trial, all of which may extend the clinical trial’s duration;

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

•
our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

•	we may lack adequate funding to continue the clinical trials or to pay FDA’s substantial user fees; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us will increase if we experience delays in testing or pursuing marketing approvals, and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of vonapanitase or any additional product candidates. We do not know whether any future clinical trials that have not yet started will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize vonapanitase or any additional product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize vonapanitase or any additional product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of marketing approval of vonapanitase or any additional product candidates.

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

Even if regulatory approval of a product is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed and may be subject to other conditions of approval. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any such products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on a products’ manufacturing processes;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	Untitled, Cyber, or Warning Letters from the FDA or similar correspondence from comparable regulatory authorities;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	mandated modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

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

Accordingly, assuming we receive marketing approval for vonapanitase or any additional product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, post-marketing studies and quality control.

Vonapanitase may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling, or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with vonapanitase or any additional product candidates may produce undesirable side effects or adverse reactions or events. These adverse events may occur despite our belief, based on our preclinical and clinical trials to date, that vonapanitase has a favorable safety profile. For instance, vonapanitase shows a high degree of structural similarity with other human serine proteases, which are proteins that cut other proteins to activate, inactivate or degrade these other proteins, and it is theoretically possible that if anti-vonapanitase antibodies developed that they could cross-react with one or more of those other proteases because of the structural similarity, and prompt an adverse reaction. However, we have not seen any evidence of such cross-reactivity in our preclinical or clinical trials to date.

Based on our Phase 2 trial, adverse side effects that could occur with treatment with vonapanitase include AVF surgical incision pain, venous stenosis, AVF thrombosis, steal syndrome and hypoesthesia. If any of these adverse events occur in rates or severity exceeding placebo and unacceptable to regulatory authorities or IRBs, if anti-vonapanitase antibodies develop and are associated with cross-reactivity to other proteases, or unknown serious events emerge, our clinical trials could be suspended or terminated by us, IRBs, or the applicable regulatory authorities, and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of, or deny approval of, vonapanitase or any additional product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of vonapanitase or any additional product candidates, the commercial prospects of these product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated.

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

We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for vonapanitase.

We have obtained orphan drug designation from the FDA for vonapanitase. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. The first NDA or BLA applicant to receive FDA approval for a particular drug or biologic to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances. Orphan drug exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for vonapanitase, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We have received a fast track product designation for vonapanitase for improving vascular access and decreasing the need for surgery in patients with CKD who are on hemodialysis or being prepared for hemodialysis.  As applicable, we may seek fast track, priority review, or other designations for other uses of vonapanitase.  A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs and biologics intended to treat a serious condition which demonstrate the potential to address an unmet medical need. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs and biologics that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as fast track products, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs and biologics designated as fast track products therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, which typically adds approximately two months to the timeline for review and decision from the date of submission.

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

Because we have limited financial and managerial resources, we have focused on developing one product candidate, vonapanitase, and have focused on developing this product candidate for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of vonapanitase for vascular access, and our Phase 3 trials will be limited to the application of vonapanitase in radiocephalic AVFs.

In the future we intend to pursue additional indications such as the application of vonapanitase in brachiocephalic AVF creation and/or patients undergoing placement of an AVG and/or patients with PAD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Even if we obtain and maintain approval for vonapanitase or additional product candidates from the FDA, we may never obtain approval for vonapanitase or additional product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Even if we obtain approval of a product candidate in the United States from the FDA, such approval does not ensure approval of that product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of vonapanitase or any additional product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved for sale, is also subject to approval.  Moreover, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction.

Based on additional data including the data from our Phase 3 clinical trials and assuming sufficient funds become available, we plan to commence a clinical trial of vonapanitase in Europe for patients undergoing creation of radiocephalic AVFs. Prior to enrolling our first patient in Europe, we plan to formally seek guidance from the EMA regarding its requirements for regulatory approval. We expect results from this trial to be available two to three years after the first patient is enrolled. If results of this European trial successfully meet its primary endpoint and depending on the guidance obtained from the EMA, we would expect to submit a Marketing Authorization Application, or MAA, following our receipt of the trial results. Obtaining an approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of vonapanitase or any additional product candidates in those countries.

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

If we are found in violation of federal or state “fraud and abuse” laws or other healthcare laws and regulations, we may be required to pay a penalty and/or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operation.

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

We currently do not have a commercial infrastructure for the marketing, sale and distribution of biological products. If approved, in order to commercialize our products, we must build our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. If vonapanitase is approved by the FDA, we plan to build a specialty hospital sales force in the United States of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team. We may seek to further penetrate the U.S. market in the future by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies or third party manufacturing and sales organizations. If approved for marketing outside the United States, we may commercialize outside the United States with our own specialty hospital sales force and/or with a commercial partner.

As a company we have no prior experience in the marketing, sale and distribution of biological products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize vonapanitase or any additional product candidates, which would limit our ability to generate product revenues. Our ability to generate product revenues would be impaired by:

•	our inability to recruit, train, manage and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to vascular surgeons or persuade adequate numbers of vascular surgeons to use vonapanitase or any additional product candidates;
•	our inability to effectively oversee a geographically dispersed sales and marketing team;
•	the costs associated with training sales personnel on legal compliance matters and monitoring their actions;
•	liability for sales personnel failing to comply with the applicable legal requirements; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Although our current plan is to hire most of our sales and marketing personnel only if vonapanitase is approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of vonapanitase is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of vonapanitase. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing vonapanitase or any additional product candidates.

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

Even if vonapanitase or any additional product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use necessary for commercial success.

The commercial success of vonapanitase and any product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community. Even if the FDA approves vonapanitase or one or more of our future product candidates, physicians and patients may not accept and use them. Acceptance and use of any of our products will depend upon a number of factors including:

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

Because we expect sales of vonapanitase, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of vonapanitase to gain market acceptance would harm our business and would require us to seek additional financing.

Vonapanitase or any additional product candidates, if approved, may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, medical device companies, academic institutions, governmental agencies and public and private research institutions. While we believe that vonapanitase’s features, safety and efficacy will differentiate it from any competitive products that may become available in the future, we expect to face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies and medical device companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies.

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

The key competitive factors affecting the success of vonapanitase, if approved, are likely to be its efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

We are not aware of any therapeutic products approved in the United States or Europe for the prevention of vascular access failure. We are aware of therapies in development with companies, including Vascular Therapies, Celladon and Symic Biomedical. Vonapanitase could face competition from companies developing vascular access technologies, including BioConnect Systems, Caymus Medical, Phraxis, CreatiVasc and TVA Medical. Other potentially competitive products include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

Vonapanitase, or any additional product candidates for which we seek approval as biologic products, may face competition sooner than anticipated.

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve year exclusivity period.  Moreover, President Obama's proposed budget for fiscal year 2015 proposes cutting this twelve year period of exclusivity down to seven years.  President Obama also proposed to prohibit additional periods of exclusivity for brand biological products due to minor changes in product formulation, a practice often referred to as “evergreening.”

The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that vonapanitase, or any additional product candidates approved as a biological product under a BLA, should qualify for the BPCIA’s 12-year period of exclusivity. However, there is a risk that the FDA will not consider vonapanitase or any additional product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If the government or other third-party payors fail to provide adequate coverage and payment rates for vonapanitase or any additional product candidates or if surgeons or hospitals choose not to use vonapanitase, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend substantially upon the availability of coverage and reimbursement from government or other third-party payors. The majority of incident and prevalent hemodialysis patients have Medicare coverage, while other patients have other third-party payors, including other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug and biologic products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Vonapanitase or any additional product candidates, if approved, may face competition from other therapies, biologics, and drugs for limited financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of outpatient clinics, hospitals, other target customers and their third-party payors. These post-marketing studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

We currently have a relationship with only one supplier, Lonza AG, for the manufacturing of active pharmaceutical ingredient, or API, for vonapanitase for clinical testing purposes, and intend to continue to use Lonza as our sole or primary supplier in the future. We have used two companies, Jubilant HollisterStier and Patheon Manufacturing Services Inc. (formerly DSM Pharmaceuticals), to vial and make our vonapanitase finished product. We also expect to rely upon third parties to produce materials required for the commercial production of vonapanitase or any additional product candidates if we succeed in obtaining the necessary regulatory approvals.  This may increase the risk that we will not have sufficient quantities of our product candidates to conduct our clinical trials or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates.

All entities involved in the preparation of drugs or biologics for clinical trials or commercial sale, including our existing contract manufacturers, are subject to extensive regulation. Ingredients of a finished therapeutic biologic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record-keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLPs, and cGMPs regulations enforced by the FDA through its facilities inspection program. Any failure by our third-party manufacturers to comply with cGMPs, GLPs or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner for the process validation required in connection with a BLA filing, could lead to a delay in, or failure to obtain, regulatory approval of the manufacturing facility, vonapanitase or any additional product candidates. For example, on November 27, 2013, our third-party supplier of finished biological product, Jubilant HollisterStier, received a Warning Letter from the FDA alleging that the company was not complying with cGMPs. We received a letter from the FDA on February 13, 2014, stating that the Warning Letter does not impact the batch of finished product we intend to use for our Phase 3 clinical trials. However, this third party or other third parties could encounter similar difficulties that could impede our clinical trials or commercialization.

Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of vonapanitase or any additional product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidate or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection from the FDA or a comparable foreign authority, approval of our product candidate by the FDA or the equivalent approvals in other jurisdictions will not be granted until the regulatory authority is satisfied that the facility complies with applicable regulations.

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

We do not currently, and do not expect in the future, to independently conduct all aspects of our product manufacturing, protocol development, research and monitoring and management of our clinical programs. Vonapanitase API is produced by our contract manufacturer, Lonza. Vonapanitase finished product is produced by our contract fill/finish provider, Jubilant HollisterStier. Release testing and stability for API and finished product is performed by PPD, Inc. We currently rely, and expect to continue to rely, on third parties with respect to these items for our continued and future clinical studies as well as for commercialization, if we receive regulatory marketing approval. While we will have agreements governing their activities, we will have limited influence over their actual day-to-day performance. Nevertheless, we will be responsible for ensuring that the manufacturing is conducted in accordance with regulatory requirements such as cGMPs. Our reliance on the third parties does not relieve us of our regulatory responsibilities.

Any of these third parties may terminate their engagements with us under the terms of our agreements upon notice to us. If we need to enter into alternative arrangements, our product candidate development and eventual commercialization activities may be delayed. Our reliance on these third parties for research and development activities, and eventual commercial supply, reduces our day-to-day control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols. For example, for vonapanitase or any additional product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that the product is manufactured in accordance with cGMPs, each of our clinical trials is conducted in accordance with its protocol and analyzed in accordance with its statistical analysis plan for the clinical trial.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our protocols, we may be delayed in completing, or unable to complete, the clinical trials required to support future approval of vonapanitase or any additional product candidates, and, if ultimately approved for marketing, may not be able to produce a sufficient amount of commercial supply.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidate, vonapanitase, for our clinical trials, and eventual commercial supply, if we receive regulatory approval. There are a small number of suppliers for certain raw materials that we use to manufacture vonapanitase. These suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although the API and the finished product for each of our Phase 3 trials has already been manufactured and is held in storage, we will need supply of finished product as part of the process validation and for any stability or other tests in connection with a BLA application and also to conduct additional clinical trials, for example for additional vonapanitase indications.  We will further require finished product for commercialization if we receive regulatory approval. Any significant delay in the supply of vonapanitase’s ingredients due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of vonapanitase or any additional product candidate, and commercialization as we believe that replacing Lonza as the manufacturer of our API would take one to two years. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidate, our ability to commercially launch and/or generate revenues from the sale of any approved product would be impaired. Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

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

Any of these events could lead to delays in the development of vonapanitase or any additional product candidates, including delays in our clinical trials, or failure to obtain regulatory approval for our product candidates, or it could impact our ability to successfully commercialize vonapanitase or any additional product candidates. Some of these events could be the basis for FDA or other regulatory action, including Warning Letters, injunction, recall, seizure or total or partial suspension of production. Any of these events could have a material adverse effect on our business.

We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for, or commercialize, vonapanitase or any additional product candidates and our business could be substantially harmed.

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

We and our CROs are required to comply with the FDA’s good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA, the EMA, or other foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications.  In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services.

Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of vonapanitase or any additional product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are therefore unable to monitor on a day-to-day basis whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, vonapanitase or any additional product candidates. If any such event were to occur, we may be subject to regulatory enforcement actions, our financial results and the commercial prospects for vonapanitase or any additional product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

We also rely on other third parties to store and distribute our products for the clinical trials that we conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of vonapanitase or any additional product candidates or commercialization of our product, if approved, producing additional losses and depriving us of potential product revenue.

We may seek to form partnerships in the future with respect to vonapanitase or any additional product candidates, and we may not realize the benefits of such partnerships.

We may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of vonapanitase or any additional product candidates. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for any additional product candidates because the potential partner may consider that our research and development pipeline is insufficiently developed to justify a collaborative effort, or that vonapanitase or any additional product candidates and programs do not have the requisite potential to demonstrate safety and efficacy in the target population. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or license, we will be able to progress the development and commercialization of the applicable product candidates as envisioned, or that we will achieve the revenues that would justify such transaction.

Risks Related to Our Intellectual Property

If our efforts to protect our intellectual property related to vonapanitase or any additional product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, patent applications, know-how and confidentiality agreements to protect the intellectual property related to our only product candidate, vonapanitase, and will use a similar strategy to protect any additional product candidates. The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own may fail to result in issued patents with claims that cover vonapanitase or any additional product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and prior art that is not before the patent examiners, as well as prior art that is before the patent examiners, could be used by a third party to invalidate a patent or could be relied on to prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if these patents cover vonapanitase or any additional product candidates, third parties may challenge their validity, enforceability or scope, which may result in our patents being narrowed or invalidated.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately provide exclusivity for vonapanitase or any additional product candidates, prevent others from designing around our patents with similar products that are outside the scope of our patents, or prevent others from operating in jurisdictions in which we did not pursue patent protection. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. We own 22 issued patents and own 25 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

In addition, patents have a limited lifespan. In most countries, the statutory term of a patent is 20 years from the earliest domestic priority date claimed. In the United States, for applications filed after June 7, 1995, the statutory term of a patent is 20 years from earliest non-provisional priority date claimed. Various extensions of patent protection may be available in particular countries; however, in all circumstances, the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent protection where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits up to five years’ extension of patent protection. The scope of protection available during an extension of a patent claiming a product is limited to the approved product itself for approved uses, and the scope of protection available during an extension of a patent claiming a method of using a product is limited to the uses claimed in the patent and approved for the product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials and while the BLA was under review by the FDA. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell vonapanitase or any additional product candidates, and to use proprietary technologies without infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and adversarial proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, and inter partes review proceedings before the USPTO and corresponding foreign patent offices. Third parties own patent rights both within and outside the United States in the fields in which we are developing and may develop vonapanitase or any additional product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that vonapanitase or any additional product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims that may cover vonapanitase or any additional product candidates and/or the use, manufacture, sale and/or offer for sale of vonapanitase or any additional product candidates. We are aware of European Patent No. EP 1 012 307 B1, or the '307 patent, which claims, among other things, autocatalytically cleavable zymogenic precursor of a serine protease wherein a naturally occurring non-autocatalytic cleavage site is replaced in the zymogenic precursor by an autocatalytic cleavage site. The '307 patent expires on August 12, 2018. We currently estimate that the soonest that we will market vonapanitase is after this date.

In some cases, we may have failed to identify relevant third-party patents or patent applications. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published but, only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering vonapanitase or future product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover vonapanitase or any additional product candidates and/or the use, manufacture, sale and/or offer for sale of vonapanitase or any additional product candidates.

If any valid and enforceable third-party patents were held by a court of competent jurisdiction to cover vonapanitase or any additional product candidates and/or their use, manufacture, sale, and/or offer for sale, the holders of any of these patents may be able to block our ability to develop and commercialize the applicable product candidate until the patent expired or unless we obtain a license. Licenses may not be available on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

Some of our early research of recombinant expression of vonapanitase, but not the corresponding development work, utilized some technology under license from a third party. The third party may contend that we use the licensed technology for our commercial recombinant expression of vonapanitase. Litigation may be necessary to defend against such a claim. Even if we are successful in defending against such a claim, litigation could result in substantial costs and be a distraction to management. If we are not successful in defending against such a claim, in addition to paying monetary damages, we may have to reconfigure the vonapanitase expression system, which would materially adversely affect our commercial development efforts.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to commercialize vonapanitase or any additional product candidates. We may face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of that third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop vonapanitase or any additional product candidates, and we may be required to pay damages.

Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our current product candidate, vonapanitase, or any additional product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our current patents and any future patents that may issue, preserve the confidentiality of our know-how and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and in-licensing opportunities to develop, strengthen and maintain the proprietary position of vonapanitase or any additional product candidates.

We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our currently issued patents will include claims with a scope sufficient to protect vonapanitase or any additional product candidates or otherwise provide any competitive advantage. For example, one of our patents that may provide coverage for vonapanitase only covers particular formulations. As a result, this patent would not prevent third-party competitors from creating, making and marketing alternative formulations that fall outside the scope of our patent claims. There can be no assurance that any such alternative formulations will not be equally effective.

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

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. United States patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, and challenges in district court. Patents may be subjected to opposition, revocation proceedings, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize vonapanitase or any additional product candidates.

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

In addition, proceedings to enforce or defend our patents, if and when issued, could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. These proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents, if and when issued, covering vonapanitase, or any additional product candidates, are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered vonapanitase, or any additional product candidates, our financial position and results of operations would also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents or pending patent applications, if issued, will include claims having a scope sufficient to protect vonapanitase or any additional product candidates;
•	any of our pending patent applications will issue as patents at all;
•	we will be able to successfully commercialize product candidates, if approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe our patents;
•	others will not use pre-existing technology to effectively compete against us;
•	any of our patents will be found ultimately to be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products will not infringe the patents or proprietary rights of others.

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

Issued patents covering vonapanitase or covering any additional product candidates could be found invalid or unenforceable if challenged in court.

If we initiated legal proceedings against a third party to enforce a patent, if and when issued, covering vonapanitase or any additional product candidate, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These mechanisms include reexamination and inter partes review in the United States and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. These proceedings could result in revocation or amendment of our patents in such a way that they no longer cover, for example, vonapanitase or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, including prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidate. A loss of patent protection would have a material adverse impact on our business.

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

Some of our intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as government “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with these regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-United States manufacturers.

Some of our intellectual property rights may have been generated through the use of United States government funding and therefore are subject to certain federal regulations. For example, our patents relating to some therapeutic uses of vonapanitase and associated systems and kits that include a catheter, which we refer to as the “therapy family,” arose from research funded by the United States government. As a result, the United States government has certain rights to this intellectual property pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” The United States government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-United States product manufacturers for products covered by the applicable intellectual property.

We currently do not plan to apply for additional United States government funding, but if we do, and we discover compounds or drug or biological candidates as a result of such funding, intellectual property rights to these discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent protection for vonapanitase, our business may be materially harmed.

Depending upon the timing, duration and specifics of the first FDA marketing approval of vonapanitase and, if applicable, any additional product candidates, a United States patent that we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit extension of patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product for approved uses (for patents claiming a product) and any use claimed by the patent and approved for the product (for patents claiming a method of using a product).

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

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors, or at universities or academic medical centers. We also engage advisors and consultants who are concurrently employed at universities or who perform services for other entities. Although we are not aware of any claims currently pending against us, we may be subject to claims that we or our employees, advisors or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. We may in the future also be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we are unsuccessful in defending against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize vonapanitase or any additional product candidates, which would materially adversely affect our commercial development efforts.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy including, F. Nicholas Franano, our scientific founder. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are currently a small company and in order to commercialize our potential products, we will need to increase our operations and expand our use of our third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory and clinical groups after Phase 3 is complete. We intend to recruit an in-house commercial organization in the United States focused on promoting vonapanitase, if it is approved. We currently do not have a sales and marketing capability and therefore intend to recruit a specialty hospital sales force of approximately 75-100 representatives in anticipation of vonapanitase's approval. We estimate it will take three to six months to recruit this specialty hospital sales force. We will need to expand our employment base when we are in the full commercial stages of our current potential product's life cycle.

Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our future financial performance and our ability to commercialize our potential products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials and the regulatory process effectively;
•	manage the manufacturing of product candidates and potential products for clinical and commercial use;
•	integrate current and additional management, administrative, financial and sales and marketing personnel;
•	develop a marketing and sales infrastructure;
•	hire new personnel necessary to effectively commercialize vonapanitase and any additional product candidates;
•	develop our administrative, accounting and management information systems and controls; and
•	hire and train additional qualified personnel.

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

Upon completion of our IPO, we became subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We face an inherent risk of product liability claims as a result of the clinical testing of vonapanitase or any additional product candidates. We will face an even greater risk if we commercially sell vonapanitase or any additional product candidate that we develop. We maintain primary product liability insurance and excess product liability insurance that cover our clinical trials, and we plan to maintain insurance against product liability lawsuits for commercial sale of our potential products. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and, in the future, commercial use of our potential products, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.

For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs or biologics that had unanticipated adverse effects. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of vonapanitase or any additional product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

We currently have a $5 million product liability insurance coverage in connection with our clinical trials and we will need to increase our insurance coverage if and when we begin selling vonapanitase or any additional product candidates if and when they receive marketing approval. However, the product liability insurance we will need to obtain in connection with the commercial sales of vonapanitase or any additional product candidates if and when they receive regulatory approval may be unavailable in meaningful amounts or at a reasonable cost. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of vonapanitase or any additional product candidates if and when they obtain regulatory approval, which could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Additionally, we do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would materially adversely affect our financial position, cash flows and results of operations.

If we engage in acquisitions in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

We may attempt to acquire businesses, technologies, services, products or product candidates in the future that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions. If we do undertake any acquisitions, however, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

We currently have our API produced for us by a contract manufacturer exclusively in one manufacturing facility and if this or any future facility, any facility we use for storage of the finished product or our equipment were damaged or destroyed, our ability to continue to operate our business would be materially harmed.

Our executive offices are located in Waltham, Massachusetts, and our API is manufactured at Lonza’s facility located in Visp, Switzerland. We expect that Lonza plans to utilize this facility in the future to support commercial production if our product candidate is approved. We have manufactured our entire finished product for the ongoing and planned Phase 3 clinical trials of vonapanitase and currently store the finished product in only one location. Extended delays in our Phase 3 clinical trials causing us to need to manufacture new clinical supply would cause a significant disruption in our operations and cause us to incur unexpected costs to manufacture new finished product. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. If the current manufacturing facility or any future facility, stored product or equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of vonapanitase or any additional product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Our business and operations would suffer in the event of system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug and biologic development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of vonapanitase or any additional product candidates could be delayed. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and detrimentally impact our business or result in legal proceedings.

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

Recent federal legislation may increase the difficulty and cost for us to commercialize vonapanitase and may affect the prices we may obtain, and impair our ability to profitably sell vonapanitase, if approved.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for vonapanitase, restrict or regulate post-approval activities and affect our ability to profitably sell vonapanitase, if approved. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, targets or interpretations will be changed, or what the impact of such changes on the marketing approvals of vonapanitase, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the pharmaceutical industry has been significantly affected by legislative initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug and biologic purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs and biologics. Cost reduction initiatives and other provisions of this legislation could decrease the coverage of, or the reimbursement rate that we receive for, vonapanitase, if approved, and could seriously harm our business. While the MMA applies only to reimbursement of drugs and biologics under the Medicare program, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the ACA, which substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize, and the prices we may obtain for, vonapanitase, if approved for sale, are the following:

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

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs and biologics dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the ACA and other new laws is uncertain but may result in additional reductions in Medicare and other healthcare funding. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for vonapanitase, if approved.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Risks Related to Our Common Stock

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Common Stock may be less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including: not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Even after we no longer qualify as an EGC, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

Factors affecting the trading price of our Common Stock may include:

•	our failure to develop and commercialize vonapanitase or any additional product candidates;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	adverse results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval for vonapanitase or any additional product candidates;
•	success of competitive products;
•	adverse developments concerning our collaborations and our manufacturers;
•	inability to obtain adequate product supply for any product candidate for clinical trials or commercial sale or inability to do so at acceptable prices;
•	the termination of a collaboration or the inability to establish additional collaborations;
•	unanticipated serious safety concerns related to the use of any of vonapanitase or any additional product candidates;
•	our ability to effectively manage our growth;
•	the size and growth, if any, of the targeted market;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;
•	changes in financial estimates and recommendations by securities analysts concerning our company, our market opportunity, or the biotechnology and pharmaceutical industries in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, new product candidates or programs, significant contracts, commercial relationships or capital commitments;
•	our ability to successfully market vonapanitase or any additional product candidates;
•	changes in laws and regulations affecting our business, including but not limited to clinical trial requirements for approvals;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for vonapanitase or any additional product candidates;
•	commencement of, or involvement in, litigation involving our company, our general industry, or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our Common Stock available for public sale;
•	additions or departures of key scientific or management personnel;

•	any major change in our board or management;
•	changes in accounting practices;
•	ineffectiveness of our internal control over financial reporting;
•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

As of March 31, 2015, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, approximately 81% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market may cause our stock price to decline.

Sales of our Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline. As of April 30, 2015 we have 16,449,164 shares of Common Stock outstanding.  Of these shares, only 7,026,500 shares of our Common Stock are freely transferable without restriction or additional registration under the Securities Act. The remaining shares outstanding are available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act. To the extent these shares are sold, or if it is perceived that they will be sold, into the market, the market price of our Common Stock could decline.

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

As described above under “—Risks Related to Our Financial Condition and Need for Additional Capital,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, Sections 382 and 383 of the Code, limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. We are in the process of completing an analysis to determine if there were changes in ownership for tax years through 2014, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards.  To the extent the Company undergoes a change in ownership, as defined by Section 382, utilization of our net operating losses and tax credits carryforwards may become limited. If this were to occur, this could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Common Stock;

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014.  We are holding the balance of the net proceeds from the IPO in investments in U.S. Treasuries, certificates of deposit, corporate bonds and U.S. government-backed and agency securities. As of April 30, 2015, we estimate that we have used approximately $8.1 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

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

Date: May 13, 2015	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ George A. Eldridge
George A. Eldridge
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash
Flows (unaudited) for the three months ended March 31, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements (unaudited)

*Exhibits filed herewith
** Exhibits furnished herewith.