Form 10-Q
period 2015-06-30
PROTEON THERAPEUTICS INC
filed 2015-08-13
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X] As of July 31, 2015 there were 16,458,714 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

·	the timing of results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);
·	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;
·	our estimates regarding the amount of funds required to fund operations into 2018;
·	our plans to fund our chemistry, manufacturing and controls;
·	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;
·	our estimate of when we will require additional funding;
·	our plans to commercialize and bring vonapanitase to market;
·	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates, including vonapanitase;
·	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;
·	our interpretation of the data from our completed Phase 2 trial for vonapanitase;
·	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;
·	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
·	our ability to quickly and efficiently identify and develop additional product candidates;
·	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;
·	timing to recruit and expand our employee base and sales force, both in and outside the United States;
·	plans to initiate Phase 1 or Phase 1/2 trials in other indications;
·	the reimbursement of vonapanitase;
·	our research and development costs;
·	our general and administrative costs and salary and personnel costs;
·	the costs associated with preparation for commercial operations;
·	the costs associated with being a public company;
·	our intellectual property position;
·	our plans to seek patent protection in available countries;
·	our expectations that vonapanitase will qualify for a 12-year period of exclusivity;
·	our reliance on third parties as suppliers and manufactures;
·	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;
·	our plans to improve existing, and implement new, systems to manage our business;
·	future payment of dividends;
·	the impact of accounting policies;
·	the impact of changes in interest rates;
·	exposure to foreign currency exchange risks;
·	our purchase of forward foreign currency contracts in the future; and
·	the continued adoption of stock trading plans by employees, including executive officers.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$16,817	$68,840
Available-for-sale investments	57,919	14,755
Prepaid expenses and other current assets	1,052	1,006
Total current assets	75,788	84,601
Property and equipment, net	102	83
Other non-current assets	685	114
Total assets	$76,575	$84,798
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$502	$917
Accrued expenses	2,202	1,421
Other current liabilities	61	-
Total current liabilities	2,765	2,338
Other non-current liabilities	51	-
Total liabilities	2,816	2,338
Commitments and contingencies (Note 6)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 16,458,477 and 16,448,455 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	193,266	192,324
Accumulated deficit	(119,526)	(109,874)
Accumulated other comprehensive income (loss)	3	(6)
Total stockholders’ equity	73,759	82,460
Total liabilities and stockholders’ equity	$76,575	$84,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$3,090	$1,596	$5,723	$2,785
General and administrative	1,891	912	3,878	1,656
Total operating expenses	4,981	2,508	9,601	4,441
Loss from operations	(4,981)	(2,508)	(9,601)	(4,441)
Other income (expense):
Investment income	37	3	77	3
Interest expense	-	(29)	-	(857)
Other expense	(128)	(29)	(128)	(99)
Total other expense	(91)	(55)	(51)	(953)
Net loss	$(5,072)	$(2,563)	$(9,652)	$(5,394)
Unrealized gain (loss) on available-for-sale investments	3	(23)	9	(23)
Comprehensive loss	$(5,069)	$(2,586)	$(9,643)	$(5,417)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(5,072)	$(2,563)	$(9,652)	$(5,394)
Accretion of redeemable convertible preferred stock to redemption value	-	(1,897)	-	(3,409)
Net loss attributable to common stockholders	$(5,072)	$(4,460)	$(9,652)	$(8,803)
Net loss per share attributable to common stockholders - basic and diluted	$(0.31)	$(18.55)	$(0.59)	$(36.64)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,449,937	240,374	16,449,316	240,254

Supplemental disclosure of stock-based compensation expense and gain (loss) from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$138	$11	$247	$21
General and administrative	338	21	636	28
Total	$476	$32	$883	$49
Included in other expense, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$(14)	$-	$(14)	$-
Unrealized losses from forward foreign currency contracts	(112)	-	(112)	-
Total	$(126)	$-	$(126)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(9,652)	$(5,394)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	17	13
Amortization of premium/discount on available-for-sale securities	415	6
Accretion of discount and debt issuance cost of convertible notes payable	-	742
Unrealized loss on currency forward contracts included in net income	112	-
Foreign currency remeasurement loss	6	-
Stock-based compensation	883	49
Change in fair value of investor rights/obligation	-	18
Change in fair value of derivative liability	-	81
Changes in:
Prepaid expenses and other assets	(419)	(1,480)
Interest receivable	(198)	(1)
Accounts payable and accrued expenses	366	1,617
Accrued interest payable	-	115
Net cash used in operating activities	(8,470)	(4,234)
Investing activities
Purchases of available-for-sale investments	(58,890)	(16,795)
Proceeds from maturities of available-for-sale investments	15,320	2,355
Purchase of property and equipment	(36)	(36)
Net cash used in investing activities	(43,606)	(14,476)
Financing activities
Exercise of stock options	7	-
Proceeds from issuance of Series D preferred stock	-	25,000
Issuance costs for preferred stock	-	(437)
Proceeds from issuance of common stock under ESPP	52	-
Net cash provided by financing activities	59	24,563
Effect of exchange rate changes on cash	(6)	-
(Decrease) increase in cash and cash equivalents	(52,023)	5,853
Cash and cash equivalents, beginning of period	68,840	2,793
Cash and cash equivalents, end of period	$16,817	$8,646
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$-	$3,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

1.	Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease. The Company was formed in June 2001 and incorporated on March 24, 2006. During 2013, the Company formed a wholly-owned subsidiary, organized in the United Kingdom, Proteon Therapeutics Limited. As of June 30, 2015, there has been no activity in this subsidiary other than its formation. During 2014, the Company formed a wholly-owned Massachusetts Securities Corporation subsidiary as a holding company for its available-for-sale investments, Proteon Securities Corp. The Company completed its initial public offering of its common stock, $0.001 par value per share (“Common Stock”) on October 27, 2014 (the “IPO”). Since inception, the Company has been primarily involved in research and development activities.

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

As of June 30, 2015, the Company had cash, cash equivalents and available-for-sale investments of $74.7 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into 2018. The Company had an accumulated deficit of $119.5 million as of June 30, 2015.

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

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014 and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or for any future period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 4), accounts payable, accrued liabilities, convertible promissory notes (“Convertible Notes”) and features embedded in the Convertible Notes (see Note 5). The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 4). There have been no changes to the valuation methods utilized by the Company during the six months ended June 30, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2015 and 2014.

Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the exchange rates between the Swiss Franc and the U.S. dollar (see Note 4). The Company records these derivative financial instruments on the consolidated balance sheet at fair value. Although these derivative contracts are intended to economically hedge foreign exchange risk, the Company has not elected to apply hedge accounting. As such, changes in the fair value of these instruments are recorded directly in earnings as a component of other income (expense), as they occur. The Company executes its derivative instruments with financial institutions that the Company judges to be credit-worthy, defined as institutions that hold an investment-grade credit rating.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements, if any.

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

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of June 30, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$16,108	$-	$-	$16,108
Government securities	57,429	-	-	57,429
Corporate bonds	-	490	-	490
Total	$73,537	$490	$-	$74,027

Liabilities
Foreign currency forward contracts	$-	$112	$-	$112
Total	$-	$112	$-	$112

	As of December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$68,830	$-	$-	$68,830
Government securities	6,508	-	-	6,508
Corporate bonds	-	8,247	-	8,247
Total	$75,338	$8,247	$-	$83,585

As of June 30, 2015 and December 31, 2014, the Company’s cash equivalents consist principally of money market funds. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Corporate bonds consist of bonds issued by highly-rated corporate entities which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs in U.S. dollars in the future at agreed upon exchange rates.

Forward foreign currency contracts are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its forward foreign currency contracts based on pricing from a service provider. The service provider values the instruments based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs). Cash equivalents and government securities are stated at fair value and consist of Level 1 financial instruments in the fair value hierarchy. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. These market prices are quoted prices in active markets for identical assets (Level 1 inputs). Corporate bonds are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its corporate bonds holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs).

Available-for-sale securities at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
Government securities
(Due within 1 year)	$57,426	$9	$(6)	$57,429
Corporate bonds
(Due within 1 year)	490	-	-	490
	$57,916	$9	$(6)	$57,919

December 31, 2014
Government securities
(Due within 1 year)	$6,510	$-	$(2)	$6,508
Corporate bonds
(Due within 1 year)	8,251	-	(4)	8,247
	$14,761	$-	$(6)	$14,755

4.	Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc. During the quarter ended June 30, 2015, the Company had forward foreign currency contract activity for which it did not elect hedge accounting for the forward foreign currency contracts outstanding as of June 30, 2015, but may elect to apply hedge accounting in the future. As a result, during the quarter ended June 30, 2015, the Company experienced unrealized losses within other income (expense) in the consolidated statement of operations from the mark-to-market of outstanding forward foreign currency contracts. The Company expects potential volatility within other income (expense) in future periods for contracts for which the Company does not apply hedge accounting.

As of June 30, 2015, the Company had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$6,646	June 12, 2015	Various dates through December 15, 2016	5

No forward foreign currency contracts were held by the Company prior to May 2015. The following table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2015 (in thousands):

	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount

Forward foreign currency contracts	Other current liabilities	$61	$-	$61
Forward foreign currency contracts	Other noncurrent liabilities	51	-	51
Total		$112	$-	$112

5.	Convertible Notes

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

6.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of June 30, 2015 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

Operating Leases

Future minimum payments required under operating leases as of June 30, 2015 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2015	$84
2016	168
2017	168
2018	84
Total minimum lease payments	$504

Rental expense for the six months ended June 30, 2015 and 2014 was $93,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of June 30, 2015, the Company has provided a security deposit in the amount of $14,000 to the Lessor.

Restricted cash related to facilities leases

At June 30, 2015 and December 31, 2014, the Company had $14,000 and $39,000, respectively, in an outstanding letter of credit to be used as collateral for leased premises. At June 30, 2015 and December 31, 2014, the Company pledged an aggregate of $14,000 and $39,000, respectively, to the bank as collateral for the letter of credit, which is included in long-term assets and both short-term deposits and long-term assets, respectively.

7.	Common Stock

At June 30, 2015, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,458,477 shares were issued and outstanding. After the 5,864 shares issued in the second quarter for the ESPP plan, the Company has the following shares of Common Stock reserved for future issuance:

	June 30, 2015	December 31, 2014

Stock-based compensation awards	2,461,157	1,807,349
Employee Stock Purchase Plan	299,127	140,500
Total	2,760,284	1,947,849

8.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,235,526	$4.19	7.1	$7,709
Granted	526,591	$12.29
Exercised	(4,158)	$1.83
Outstanding at June 30, 2015	1,757,959	$6.62	7.5	$19,772
Exercisable at June 30, 2015	751,204	$3.14	5.2	$11,066
Vested or expected to vest at June 30, 2015 (1)	1,650,391	$6.48	7.4	$18,802

_______________________

(1)	Represents the number of vested options at June 30, 2015 plus the number of unvested options expected to vest based on the unvested options outstanding at June 30, 2015.

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of June 30, 2015, as a result of an increase on January 1, 2015 of one percent of the outstanding shares as of the end of the fiscal year ending December 31, 2014, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The first offering under the 2014 ESPP began on January 1, 2015 and ended on June 30, 2015. During the six months ended June 30, 2015, 5,864 shares were issued under the 2014 ESPP with 299,127 shares remaining for future issuance under the plan as of June 30, 2015. The Company incurred $11,000 and $22,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2015, respectively.

9.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three or six months ended June 30, 2015 and 2014.

10.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six month periods ended June 30, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stock	-	7,581	-	7,581
Common stock warrants	-	660	-	660
Outstanding stock options	1,758	1,134	1,758	1,134
	1,758	9,375	1,758	9,375

11.	Subsequent Events

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease. Our product candidate, vonapanitase (formerly PRT-201), is a recombinant human elastase that we are developing to reduce vascular access failure in patients with chronic kidney disease undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 trial of vonapanitase in patients undergoing creation of an arteriovenous fistula, or AVF, support that a one-time, local application of vonapanitase during AVF surgical placement reduces AVF failure, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are not aware of any approved preventative treatments to reduce the failure rate of AVFs. We enrolled the first patient in the first of two Phase 3 trials for vonapanitase in radiocephalic AVFs, our initial indication, in the third quarter of 2014 and we enrolled the first patient in our second Phase 3 trial in August 2015.

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

As of June 30, 2015, we had received an aggregate of $174.4 million of net proceeds composed of $94.0 million from the issuance of equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of June 30, 2015, we had an accumulated deficit of $119.5 million and our net loss for the three and six months ended June 30, 2015 was $5.1 million and $9.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at June 30, 2015 will be sufficient to fund our operating expenses and capital expenditure requirements into 2018, thus allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•

we commenced our first Phase 3 clinical trial of vonapanitase for patients undergoing creation of a radiocephalic AVF in the third quarter of 2014 and it is ongoing. We enrolled the first patient in our second Phase 3 trial in August 2015. If the results from the first Phase 3 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a Biologics License Application, or BLA, supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial;

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
16

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

Other Income (Expense)

Other income (expense) consists of the gain realized by the sale of fixed assets, changes in the fair value of the derivative liability associated with the convertible notes and changes in the fair value of the investors’ rights and obligations issued in connection with the Series D redeemable convertible preferred stock, non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of our active pharmaceutical ingredient (API) which requires us to make payments in Swiss Francs. The derivative liability associated with the convertible notes was extinguished upon the conversion of the notes into Series D redeemable convertible preferred stock in May 2014. The Series D investors’ rights and obligations were either exercised or extinguished upon the completion of our IPO in October 2014.

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

Derivative Financial Instruments

We enter into forward foreign currency contracts to reduce our foreign currency exposure. We record these derivative financial instruments on the consolidated balance sheet at fair value. Although these derivative contracts are intended to economically hedge foreign exchange risk, we have not elected to apply hedge accounting. As such, changes in the fair value of these instruments are recorded directly in earnings as a component of other income (expense) as they occur. We execute derivative instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment-grade credit rating.

There have been no other material changes to our accounting policies from those described in our Annual Report on Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	Period-to-Period Change

Operating expenses:
Research and development	$3,090	$1,596	$1,494
General and administrative	1,891	912	979
Total operating expenses	4,981	2,508	2,473
Loss from operations	(4,981)	(2,508)	(2,473)
Other income (expense):
Interest income (expense), net	37	(26)	63
Other expense	(128)	(29)	(99)
Total other expense	(91)	(55)	(36)
Net Loss	$(5,072)	$(2,563)	$(2,509)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	Period-to-Period Change

External PRT-201 research and development expenses	$2,256	$1,028	$1,228
Internal research and development expenses	834	568	266
Total research and development expenses	$3,090	$1,596	$1,494

During the three months ended June 30, 2015, our total research and development expenses increased by $1.5 million compared to the three months ended June 30, 2014 primarily due to $1.2 million in increased external expenses. The increase of $1.2 million in external expenses was driven by $0.4 million in increased expenses for our ongoing radiocephalic AVF Phase 3 clinical trial, $0.3 million in increased external clinical expenses related to preparation for our second radiocephalic AVF Phase 3 clinical trial and $0.5 million in increased expenses for our manufacturing pre-validation efforts .Our internal research and development expenses increased by $0.3 million in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to increased personnel costs.

General and Administrative Expenses. During the three months ended June 30, 2015, our total general and administrative expenses were $1.0 million higher as compared to the three months ended June 30, 2014 primarily due to $0.6 million of additional overhead and personnel costs to support our ongoing corporate activities and $0.4 million in increased expenses associated with being a public company

Interest Income (Expense), Net. During the three months ended June 30, 2015, interest income (expense), net increased by $0.1 million as compared to the three months ended June 30, 2014 primarily due to the decrease in interest expense related to our convertible notes which were extinguished in May 2014 and the increase in interest income earned on our higher cash, cash equivalents and marketable securities balances during the second quarter of 2015.

Other Expense. During the three months ended June 30, 2015, other expense increased by $0.1 million as compared to the three months ended June 30, 2014 due to the changes in the fair value associated with the forward foreign currency contracts we entered into in second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Period-to-Period Change

Operating expenses:
Research and development	$5,723	$2,785	$2,938
General and administrative	3,878	1,656	2,222
Total operating expenses	9,601	4,441	5,160
Loss from operations	(9,601)	(4,441)	(5,160)
Other income (expense):
Interest income (expense), net	77	(854)	931
Other expense	(128)	(99)	(29)
Total other expense	(51)	(953)	902
Net Loss	$(9,652)	$(5,394)	$(4,258)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Period-to-Period Change

External PRT-201 research and development expenses	$4,137	$1,706	$2,431
Internal research and development expenses	1,586	1,079	507
Total research and development expenses	$5,723	$2,785	$2,938

During the six months ended June 30, 2015, our total research and development expenses increased by $2.9 million compared to the six months ended June 30, 2014 primarily due to $2.4 million in increased external expenses. The increase of $2.4 million in external expenses was driven by $1.5 million in increased expenses for our ongoing radiocephalic AVF Phase 3 clinical trial, $0.5 million in increased external clinical expenses related to preparation for our second radiocephalic AVF Phase 3 clinical trial and $0.4 million in increased expenses for our manufacturing pre-validation and other efforts. Our internal research and development expenses increased by $0.5 million in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to increased personnel costs.

General and Administrative Expenses. During the six months ended June 30, 2015, our total general and administrative expenses were $2.2 million higher as compared to the six months ended June 30, 2014 primarily due to $1.1 million of additional overhead and personnel costs to support our ongoing corporate activities and $1.1 million in increased expenses associated with being a public company.

Interest Income (Expense), Net. During the six months ended June 30, 2015, interest income (expense), net increased by $0.9 million as compared to the six months ended June 30, 2014 primarily due to the decrease in interest expense related to our convertible notes which were extinguished in May 2014 and increase in interest income earned on our higher cash, cash equivalents and marketable securities balances during the first and second quarter of 2015.

Other Expense. During the six months ended June 30, 2015, other expense decreased by an immaterial amount.

Liquidity and Capital Resources

Overview

Since our inception and through the six months ended June 30, 2015, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At June 30, 2015, our cash and cash equivalents and available-for-sale investments totaled $74.7 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2015 will be sufficient to fund our operations into 2018. We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs, and to fund our CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;
•	the timing and costs of developing vonapanitase for additional indications;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(8,470)	$(4,234)
Net cash used in investing activities	(43,606)	(14,476)
Net cash provided by financing activities	59	24,563

Comparison of the Six Months Ended June 30, 2015 and 2014

Net cash used in operating activities was $8.5 million for the six months ended June 30, 2015 compared to $4.2 million for the six months ended June 30, 2014. The increase of $4.2 million in cash used in operating activities was driven by an increase in our net loss of $4.2 million and no material change in non-cash operating expenses as compared to the six months ended June 30, 2014.

Net cash used in investing activities was $43.6 million for the six months ended June 30, 2015 compared to $14.5 million for the six months ended June 30, 2014. The increase of $29.1 million in cash used by investing activities was primarily driven by an increase in the purchases of available-for-sale investments of $42.1 million offset by an increase in maturities of investments of $13.0 million as compared to the six months ended June 30, 2015.

Net cash provided by financing activities was less than $0.1 million during the six months ended June 30, 2015 compared to $24.6 million for the six months ended June 30, 2014. The decrease in cash provided by financing activities of $24.5 million was driven by the issuance of our Series D Preferred Stock during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

In addition to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2015, as of June 30, 2015, we had the following outstanding forward foreign currency contracts that were used to hedge fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$6,646	June 12, 2015	Various dates through December 15, 2016	5

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015, we had cash equivalents and available-for-sale investments of $74.7 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We contract with CROs and contract manufacturers internationally. Transactions with one of our contract manufacturers is settled in Swiss Francs and therefore, while we believe we have some foreign currency exposure, we have entered into forward foreign currency contracts to purchase Swiss Francs to manage this risk..

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting.

During the six months ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $3.3 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively, and $9.7 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $119.5 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2015, our cash, cash equivalents and available- for-sale investments were $74.7 million. Our research and development expenses were $5.7 million and $2.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic AVFs and enrolled the first patient in our second Phase 3 trial in August 2015. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2018, allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs. This period could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete our second Phase 3 trial. In addition, we may consider initiating other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other robust trials (i.e., powered to demonstrate statistically significant outcomes) other than our second planned Phase 3 AVF trial prior to receiving and reviewing data from our first Phase 3 AVF clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

As a company, we have never obtained regulatory approval for, or commercialized, any product candidate. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, vonapanitase or any additional product candidates. We do not anticipate generating revenues from product sales for at least the next several years, if ever. If vonapanitase or any additional product candidates fail in clinical trials or do not gain regulatory approval, or if vonapanitase or any additional product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing clinical development of vonapanitase for one or more indications and research and preclinical and clinical development of additional product candidates;
•	seeking and obtaining regulatory and marketing approvals for vonapanitase if and when we complete clinical trials;
•	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for vonapanitase, if approved;
•	launching and commercializing vonapanitase if we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing our own sales, marketing and distribution infrastructure;
25

•	obtaining and maintaining adequate timely coverage and reimbursement from third-party payors for vonapanitase;
•	obtaining market acceptance of vonapanitase as a viable treatment option;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	identifying and validating new product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and know-how;
•	developing vonapanitase such that, if approved, it can be commercialized without infringing the intellectual property rights of third parties; and
•	attracting, hiring and retaining qualified personnel.

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

We have not previously submitted a BLA to the FDA, or similar drug or biologic approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that vonapanitase or any additional product candidates will be successful in clinical trials or receive regulatory approval. In our Phase 2 clinical trial, our primary efficacy endpoint of primary unassisted patency did not show statistically significant benefit for the 30 microgram dose versus placebo. While statistical analyses of the subset of patients with radiocephalic AVFs suggested a clinically significant benefit over placebo for that patient subset, those analyses were not prespecified, and we cannot assure you that these non- prespecified results will be repeated in our Phase 3 trials. Following completion of the Phase 2 clinical trial of vonapanitase, we analyzed the data in a number of ways in addition to the analysis specified in the protocol. For example, we analyzed the data from the subset of patients undergoing creation of a radiocephalic AVF. Analysis of data in a manner or from subsets that were not prespecified in the protocol is typically not sufficient to serve as the basis for regulatory approval and is generally not considered as reliable as analyses which were prespecified in the protocol. Even though our Phase 3 trials will enroll patients undergoing a surgical procedure to create a radiocephalic AVF (i.e., that subset of patients in which vonapanitase showed a greater benefit in our Phase 2 clinical trial), there are risks of failure inherent at any stage of product development, and we may not demonstrate efficacy with regard to the primary endpoint of our ongoing and planned Phase 3 clinical trials, or unexpected adverse events may appear. Further, vonapanitase or any additional product candidates, may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from vonapanitase will depend on our ability to:

•	launch commercial sales of vonapanitase, whether alone or in collaboration with others;
•	create market demand for vonapanitase through our own marketing and sales organization, and through any other promotional arrangements that we may otherwise establish;
•	hire, train and deploy a specialty sales force, focused primarily on vascular surgeons, to commercialize vonapanitase in the United States;
•	manufacture vonapanitase in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter and establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
26

•	create partnerships with third parties to promote and sell vonapanitase in any foreign markets where we receive marketing approval;
•	obtain and maintain patent protection and regulatory exclusivity for vonapanitase;
•	achieve appropriate reimbursement for vonapanitase;
•	effectively compete with other products; and
•	maintain a continued acceptable safety profile of vonapanitase following launch.

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

Clinical development is expensive, difficult to design and implement, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and vonapanitase is subject to the risks of failure inherent in drug and biological development, including failure to demonstrate efficacy in a pivotal clinical trial or in the patient population we intend to enroll, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug and biological product is not approvable. Trends and results observed in earlier stage clinical trials, particularly trends and results observed through non-prespecified analysis of the data, may not be replicated in later stage clinical trials. For example, as is common with Phase 2 trials, we explored a number of endpoints and analyzed the data from our Phase 2 clinical trial of vonapanitase in a number of ways, some of which were not prespecified. Product candidates such as vonapanitase in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain non- prespecified analyses of primary or secondary endpoints in those early trials showed trends toward efficacy or, in some analyses, statistical significance. Companies frequently suffer significant setbacks in late-stage clinical trials due to lack of efficacy, manufacturing or formulation changes or adverse safety profiles, even after earlier clinical trials have shown promising results. During the course of our clinical development, we modified our vonapanitase finished product formulation for our Phase 3 trials and commercial launch in order to facilitate ease of administration and fill and finish of vials at our 30 microgram dose. Our formulation changes could adversely affect results in our clinical trials, requiring us to make further formulation changes. Additional changes could cause us to delay or repeat clinical trials, and we could incur unexpected costs that would have an adverse effect on our business, operating results and prospects.

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

We currently do not have a commercial infrastructure for the marketing, sale and distribution of biological products. If approved, in order to commercialize our products, we must build our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. If vonapanitase is approved by the FDA, we plan to build a specialty sales force in the United States of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team. We may seek to further penetrate the U.S. market in the future by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies or third party manufacturing and sales organizations. If approved for marketing outside the United States, we may commercialize outside the United States with our own specialty sales force and/or with a commercial partner.

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

The commercial success of vonapanitase and any product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community. Even if the FDA approves vonapanitase or one or more of our future product candidates, physicians and patients may not accept and use them. Acceptance and use of any of our products will depend upon a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products, and their advantages as compared to any competitive products;
•	the timing of market introduction of the product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	any restrictions on or warnings regarding the use of the products;
•	cost-effectiveness of our products relative to any competing products;
•	availability of timely coverage and reimbursement for our products from government or other third-party payors; and
•	effectiveness of marketing and distribution efforts by us and any our licensees and distributors.

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

We are not aware of any therapeutic products approved in the United States or Europe for the prevention of vascular access failure. We are aware of therapies in development with companies, including Vascular Therapies, Celladon and Symic Biomedical. Vonapanitase could face competition from companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, CreatiVasc and TVA Medical. Other potentially competitive products include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

If the government or other third-party payors fail to provide adequate timely coverage and payment rates for vonapanitase or any additional product candidates or if surgeons or hospitals choose not to use vonapanitase, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend substantially upon the availability of timely coverage and reimbursement from government or other third-party payors. The majority of incident and prevalent hemodialysis patients have Medicare coverage, while other patients have other third-party payors, including other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug and biologic products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Vonapanitase or any additional product candidates, if approved, may face competition from other therapies, biologics, and drugs for limited financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of outpatient clinics, hospitals, other target customers and their third-party payors. These post-marketing studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must also pass a pre- approval inspection for compliance with the applicable regulations as a condition of regulatory approval of vonapanitase or any additional product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidate or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection from the FDA or a comparable foreign authority, approval of our product candidate by the FDA or the equivalent approvals in other jurisdictions will not be granted until the regulatory authority is satisfied that the facility complies with applicable regulations.

Regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third- party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Our contract with Lonza AG for the manufacturing of active pharmaceutical ingredient, or API, is denominated in Swiss Francs. Therefore, fluctuations in the exchange rate for Swiss Francs may affect our operating results. On January 15, 2015, the Swiss National Bank announced an edit to its policy of fixing the Swiss Franc and Euro exchange rate, which caused volatility in the currency markets for Swiss Francs and an immediate increase in their value, making our contractual payments to Lonza more expensive based on the current exchange rates. In the second quarter of 2015, we entered into forward foreign currency contracts to purchase Swiss Francs to reduce our foreign currency exposure under our contract with Lonza. In the future we may purchase additional forward foreign currency contracts to hedge certain forecasted transactions, including those with Lonza, and reduce exposures to foreign currency fluctuations. Any use of these derivative instruments would be intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations and any use of derivative instruments may not offset such fluctuations and could exacerbate their impact on our financial condition and results of operations.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. We own 24 issued patents and own 25 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

In addition, proceedings to enforce or defend our patents, if and when issued, could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. These proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents, if and when issued, covering vonapanitase or any additional product candidates, are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered vonapanitase, or any additional product candidates, our financial position and results of operations would also be materially and adversely impacted.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our senior management team, in particular, Timothy Noyes, our President and Chief Executive Officer, Steven Burke, our Senior Vice President and Chief Medical Officer, George Eldridge, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary, Scott Toner, our Senior Vice President of Marketing, and Daniel Gottlieb, our Vice President, Corporate Development, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any member of our senior management or scientific team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

We are currently a small company and in order to commercialize our potential products, we will need to increase our operations and expand our use of our third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory and clinical groups after Phase 3 is complete. We intend to recruit an in-house commercial organization in the United States focused on promoting vonapanitase, if it is approved. We currently do not have a sales and marketing capability and therefore intend to recruit a specialty sales force of approximately 75-100 representatives in anticipation of vonapanitase's approval. We estimate it will take three to six months to recruit this specialty sales force. We will need to expand our employment base when we are in the full commercial stages of our current potential product's life cycle.

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

We may take advantage of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non- affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

As of June 30, 2015, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes- Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an EGC. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have anti- takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (1) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (2) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, corporate bonds and U.S. government-backed and agency securities. As of July 31, 2015, we estimate that we have used approximately $12.3 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

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

Date: August 13, 2015	PROTEON THERAPEUTICS, INC.

By: /s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2015	By: /s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements (unaudited)

*Exhibits filed herewith

** Exhibits furnished herewith.