Form 10-Q
period 2015-09-30
PROTEON THERAPEUTICS INC
filed 2015-11-12
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X] As of October 31, 2015 there were 16,484,508 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

·	the timing of results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);
·	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;
·	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2017;
·	our plans to fund our chemistry, manufacturing and controls;
·	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;
·	our estimate of when we will require additional funding;
·	our plans to commercialize and bring vonapanitase to market;
·	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates, including vonapanitase;
·	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;
·	our interpretation of the data from our completed Phase 2 trial for vonapanitase;
·	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;
·	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
·	our ability to quickly and efficiently identify and develop additional product candidates;
·	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;
·	timing to recruit and expand our employee base and sales force, both in and outside the United States;
·	plans to initiate Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or PAD, or other indications;
·	the reimbursement of vonapanitase;
·	our research and development costs;
·	our general and administrative costs and salary and personnel costs;
·	the costs associated with preparation for commercial operations;
·	the costs associated with being a public company;
·	our intellectual property position;
·	our plans to seek patent protection in available countries;
·	our expectations that vonapanitase will qualify for a 12-year period of exclusivity;
·	our reliance on third parties as suppliers and manufacturers;
·	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;
·	our plans to improve existing, and implement new, systems to manage our business;
·	future payment of dividends;
·	the impact of accounting policies;
·	the impact of changes in interest rates;
·	exposure to foreign currency exchange risks;
·	our purchase of forward foreign currency contracts in the future; and
·	the continued adoption of stock trading plans by employees, including executive officers.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$35,983	$68,840
Available-for-sale investments	34,565	14,755
Prepaid expenses and other current assets	829	1,006
Total current assets	71,377	84,601
Property and equipment, net	221	83
Other non-current assets	686	114
Total assets	$72,284	$84,798
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$591	$917
Accrued expenses	2,235	1,421
Other current liabilities	342	-
Total current liabilities	3,168	2,338
Other non-current liabilities	84	-
Total liabilities	3,252	2,338
Commitments and contingencies (Note 5)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 16,479,508 and 16,448,455 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	193,919	192,324
Accumulated deficit	(124,909)	(109,874)
Accumulated other comprehensive income (loss)	6	(6)
Total stockholders’ equity	69,032	82,460
Total liabilities and stockholders’ equity	$72,284	$84,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$2,948	$-	$2,948
Operating expenses:
Research and development	3,078	1,773	8,801	4,558
General and administrative	2,004	1,041	5,882	2,697
Total operating expenses	5,082	2,814	14,683	7,255
Income (loss) from operations	(5,082)	134	(14,683)	(4,307)
Other income (expense):
Investment income	34	10	111	13
Interest expense	-	-	-	(857)
Other expense	(335)	(5,325)	(463)	(5,424)
Total other expense	(301)	(5,315)	(352)	(6,268)
Net loss	$(5,383)	$(5,181)	$(15,035)	$(10,575)
Unrealized gain (loss) on available-for-sale investments	3	12	12	(11)
Comprehensive loss	$(5,380)	$(5,169)	$(15,023)	$(10,586)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(5,383)	$(5,181)	$(15,035)	$(10,575)
Accretion of redeemable convertible preferred stock to redemption value	-	(2,277)	-	(5,686)
Net loss attributable to common stockholders	$(5,383)	$(7,458)	$(15,035)	$(16,261)
Net loss per share attributable to common stockholders - basic and diluted	$(0.33)	$(31.00)	$(0.91)	$(67.65)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,466,945	240,610	16,455,257	240,375

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$184	$47	$431	$68
General and administrative	427	138	1,063	166
Total	$611	$185	$1,494	$234
Included in other expense, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$-	$-	$(14)	$-
Unrealized losses from forward foreign currency contracts	(314)	-	(426)	-
Total	$(314)	$-	$(440)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(15,035)	$(10,575)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	33	21
Amortization of premium/discount on available-for-sale securities	580	18
Accretion of discount and debt issuance cost of convertible notes payable	-	742
Unrealized loss on forward foreign currency contracts included in net income	426	-
Foreign currency remeasurement loss	29	-
Stock-based compensation	1,494	234
Change in fair value of investor rights/obligation	-	5,344
Change in fair value of derivative liability	-	81
Changes in:
Prepaid expenses and other assets	(181)	(2,234)
Interest receivable	(214)	(13)
Accounts payable and accrued expenses	488	1,275
Accrued interest payable	-	115
Deferred revenue from sale of acquisition option to acquire company	-	(2,948)
Net cash used in operating activities	(12,380)	(7,940)
Investing activities
Purchases of available-for-sale investments	(66,136)	(19,697)
Proceeds from maturities of available-for-sale investments	43,752	3,580
Proceeds from sale of available-for-sale investments	2,006	-
Purchase of property and equipment	(171)	(45)
Net cash used in investing activities	(20,549)	(16,162)
Financing activities
Proceeds from exercise of stock options	49	-
Proceeds from issuance of Series D preferred stock	-	25,000
Issuance costs for preferred stock	-	(452)
Proceeds from issuance of common stock under ESPP	52	-
Net cash provided by financing activities	101	24,548
Effect of exchange rate changes on cash	(29)	-
(Decrease) increase in cash and cash equivalents	(32,857)	446
Cash and cash equivalents, beginning of period	68,840	2,793
Cash and cash equivalents, end of period	$35,983	$3,239
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$-	$5,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

1.	Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. The Company was formed in June 2001 and incorporated on March 24, 2006. During 2013, the Company formed a wholly-owned subsidiary, organized in the United Kingdom, Proteon Therapeutics Limited. As of September 30, 2015, there has been no activity in this subsidiary other than its formation. During 2014, the Company formed a wholly-owned Massachusetts Securities Corporation subsidiary as a holding company for its available-for-sale investments, Proteon Securities Corp. The Company completed its initial public offering of its common stock, $0.001 par value per share (“Common Stock”) on October 27, 2014 (the “IPO”). Since inception, the Company has been primarily involved in research and development activities.

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

As of September 30, 2015, the Company had cash, cash equivalents and available-for-sale investments of $70.5 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2017. The Company had an accumulated deficit of $124.9 million as of September 30, 2015.

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

Reverse Stock Split

On October 1, 2014, the Board of Directors, and on October 3, 2014, the stockholders, approved a 1-for-15.87 reverse stock split of the Company’s Common Stock, resulting in a proportional adjustment to the existing conversion ratios for each series of Preferred Stock. The effective date of the reverse stock split was October 6, 2014. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split. The ratios by which shares of Preferred Stock are convertible into shares of Common Stock were also adjusted to reflect the effects of the reverse stock split.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or for any future period.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Proteon Therapeutics Limited and Proteon Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 4), accounts payable, accrued liabilities, convertible promissory notes (“Convertible Notes”) and features embedded in the Convertible Notes. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 4). There have been no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2015 and 2014.

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

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of September 30, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$35,643	$-	$-	$35,643
Government securities	34,565	-	-	34,565
Total	$70,208	$-	$-	$70,208

Liabilities
Foreign currency forward contracts	$-	$426	$-	$426
Total	$-	$426	$-	$426

	As of December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$68,830	$-	$-	$68,830
Government securities	6,508	-	-	6,508
Corporate bonds	-	8,247	-	8,247
Total	$75,338	$8,247	$-	$83,585

As of September 30, 2015 and December 31, 2014, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Corporate bonds consist of bonds issued by highly-rated corporate entities which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs with U.S. dollars in the future at agreed upon exchange rates.

Forward foreign currency contracts are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its forward foreign currency contracts based on pricing from a service provider. The service provider values the instruments based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs). Cash equivalents and government securities are stated at fair value and consist of Level 1 financial instruments in the fair value hierarchy. The Company determined the fair value of its debt security holdings and corporate bonds based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. These market prices are quoted prices in active markets for identical assets (Level 1 inputs). Corporate bonds are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its corporate bonds holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs).

Available-for-sale securities at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Government securities
(Due within 1 year)	$34,559	$6	$-	$34,565
	$34,559	$6	$-	$34,565

December 31, 2014
Government securities
(Due within 1 year)	$6,510	$-	$(2)	$6,508
Corporate bonds
(Due within 1 year)	8,251	-	(4)	8,247
	$14,761	$-	$(6)	$14,755

4.	Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc. During the quarter ended September 30, 2015, the Company had forward foreign currency contract activity for which it did not elect hedge accounting for the forward foreign currency contracts outstanding as of September 30, 2015, but may elect to apply hedge accounting in the future. As a result, during the quarter ended September 30, 2015, the Company experienced unrealized losses within other expense in the consolidated statement of operations from the mark-to-market of outstanding forward foreign currency contracts. The Company expects potential volatility within other income (expense) in future periods for contracts for which the Company does not apply hedge accounting.

As of September 30, 2015, the Company had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$6,646	June 12, 2015	Various dates through December 15, 2016	5

No forward foreign currency contracts were held by the Company prior to May 2015. The following table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2015 (in thousands):

	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount

Forward foreign currency contracts	Other current liabilities	$342	$-	$342
Forward foreign currency contracts	Other noncurrent liabilities	84	-	84
Total		$426	$-	$426

5.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of September 30, 2015 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

In July 2015, the Company entered into a manufacturing services agreement with Lonza LTD (“Lonza”) for the processing, development and manufacture of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will execute purchase orders authorizing Lonza to manufacture the batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan.

Operating Leases

Future minimum payments required under operating leases as of September 30, 2015 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2015	$42
2016	168
2017	168
2018	84
Total minimum lease payments	$462

Rental expense for the nine months ended September 30, 2015 and 2014 was $139,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of September 30, 2015, the Company has provided a security deposit in the amount of $14,000 to the lessor.

Restricted cash related to facilities leases

At September 30, 2015 and December 31, 2014, the Company had $14,000 and $38,000, respectively, in an outstanding letter of credit to be used as collateral for leased premises. At September 30, 2015 and December 31, 2014, the Company pledged an aggregate of $14,000 and $39,000, respectively, to the bank as collateral for the letter of credit, which is included in long-term assets and both short-term deposits and long-term assets, respectively.

6.	Common Stock

At September 30, 2015, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,479,508 shares were issued and outstanding. After the 5,864 shares issued in the second quarter for the ESPP plan, the Company has the following shares of Common Stock reserved for future issuance:

	September 30, 2015	December 31, 2014

Stock-based compensation awards	2,440,127	1,807,349
Employee Stock Purchase Plan	299,127	140,500
Total	2,739,254	1,947,849

7.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,235,526	$4.19	7.1	$7,709
Granted	589,924	$12.68
Exercised	(25,188)
Outstanding at September 30, 2015	1,800,262	$7.00	7.4	$13,061
Exercisable at September 30, 2015	775,789	$3.22	5.2	$8,310
Vested or expected to vest at September 30, 2015 (1)	1,683,543	$6.91	7.3	$12,403

_________________

(1) Represents the number of vested options at September 30, 2015 plus the number of unvested options expected to vest based on the unvested options outstanding at September 30, 2015.

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of September 30, 2015, as a result of an increase on January 1, 2015 of one percent of the outstanding shares as of the end of the fiscal year ending December 31, 2014, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The first offering under the 2014 ESPP began on January 1, 2015 and ended on June 30, 2015. The second offering under the 2014 ESPP began on July 1, 2015 and will end on December 31, 2015. During the nine months ended September 30, 2015, 5,864 shares were issued under the 2014 ESPP with 299,127 shares remaining for future issuance under the plan as of September 30, 2015. The Company incurred $5,000 and $27,000 in stock-based compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2015, respectively.

8.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2015 and 2014.

9.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine month periods ended September 30, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	-	7,581	-	7,581
Common stock warrants	-	660	-	660
Outstanding stock options	1,800	1,134	1,800	1,134
Outstanding ESPP shares	1	-	1	-
	1,801	9,375	1,801	9,375

10.	Subsequent Events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the condensed consolidated financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company completed patient enrollment in the first of two Phase 3 trials for vonapanitase in radiocephalic AVFs in October 2015. In the judgment of management, there were no other material events that impacted the unaudited condensed financial statements or disclosures.

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase (formerly PRT-201), is a recombinant human elastase that we are developing to improve arteriovenous fistula, or AVF patency in patients with chronic kidney disease undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 trial of vonapanitase in patients undergoing creation of an arteriovenous fistula, or AVF, support that a one-time, local application of vonapanitase during AVF surgical placement reduces AVF failure, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are not aware of any approved preventative treatments to reduce the failure rate of AVFs. We enrolled the first patient in the first of two Phase 3 trials, named PATENCY-1, for vonapanitase in radiocephalic AVFs, our initial indication, in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial, named PATENCY-2, in August 2015 and expect to complete enrollment in the first quarter of 2017.

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

As of September 30, 2015, we had received an aggregate of $174.4 million of net proceeds composed of $94.0 million from the issuance of equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of September 30, 2015, we had an accumulated deficit of $124.9 million and our net loss for the three and nine months ended September 30, 2015 was $5.4 million and $15.0 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at September 30, 2015 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017, thus allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

Financial Overview

Revenue

To date, our revenue has been derived from revenue related to the expiration of any rights and obligations under the 2009 agreement with a major pharmaceutical entity and from government grants. In the third quarter of 2014 we recognized $2.9 million of revenue related to the expiration in August 2014 of any rights and obligations related to the 2009 agreement.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	we commenced our first Phase 3 clinical trial of vonapanitase for patients undergoing creation of a radiocephalic AVF in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015 and expect to complete enrollment in the first quarter of 2017. If the results from the first Phase 3 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a Biologics License Application, or BLA, supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic AVFs and in patients undergoing placement of an arteriovenous graft, or AVG; and
•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA filing.

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

Other Income (Expense)

Other income (expense) consists of the gain realized by the sale of fixed assets, changes in the fair value of the derivative liability associated with the convertible notes, changes in the fair value of the investors’ rights and obligations issued in connection with the Series D redeemable convertible preferred stock, non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of our API which requires us to make payments in Swiss Francs. The derivative liability associated with the convertible notes was extinguished upon the conversion of the notes into Series D redeemable convertible preferred stock in May 2014. The Series D investors’ rights and obligations were either exercised or extinguished upon the completion of our IPO in October 2014.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to clinical trial accruals, stock-based compensation expense, embedded derivatives and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	Period-to-Period Change

Revenue	$-	$2,948	$(2,948)

Operating expenses:
Research and development	3,078	1,773	1,305
General and administrative	2,004	1,041	963
Total operating expenses	5,082	2,814	2,268
Income (loss) from operations	(5,082)	134	(5,216)
Other income (expense):
Interest income, net	34	10	24
Other expense	(335)	(5,325)	4,990
Total other expense	(301)	(5,315)	5,014
Net Loss	$(5,383)	$(5,181)	$(202)

Revenue. During the three months ended September 30, 2015, our revenue was $2.9 million lower as compared to the three months ended September 30, 2014 due to the recognition of $2.9 million of deferred revenue related to the expiration in August 2014 of any rights and obligations under the aforementioned 2009 agreement.

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	Period-to-Period Change

External PRT-201 research and development expenses	$2,081	$1,176	$905
Internal research and development expenses	997	597	400
Total research and development expenses	$3,078	$1,773	$1,305

During the three months ended September 30, 2015, our total research and development expenses increased by $1.3 million compared to the three months ended September 30, 2014 primarily due to $0.9 million in increased external expenses. The increase of $0.9 million in external expenses was primarily driven by $0.6 million in increased expenses for our ongoing radiocephalic AVF Phase 3 clinical trials and $0.2 million in increased expenses for our manufacturing pre-validation efforts. Our internal research and development expenses increased by $0.4 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to increased personnel costs.

General and Administrative Expenses. During the three months ended September 30, 2015, our total general and administrative expenses were $1.0 million higher as compared to the three months ended September 30, 2014 primarily due to $0.7 million of additional overhead and personnel costs to support our ongoing corporate activities and $0.3 million in increased expenses associated with being a public company.

Interest Income, Net. During the three months ended September 30, 2015, interest income, net increased by an immaterial amount

Other Expense. During the three months ended September 30, 2015, other expense decreased by $5.0 million as compared to the three months ended September 30, 2014 due to a decrease of $5.3 million in expense related to the change in fair market value of the Series D preferred stock investor rights obligation in 2014 partially offset by an increase of $0.3 million expense related to the change in the fair value associated with the forward foreign currency contracts we entered into in second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Period-to-Period Change

Revenue	$-	$2,948	$(2,948)

Operating expenses:
Research and development	8,801	4,558	4,243
General and administrative	5,882	2,697	3,185
Total operating expenses	14,683	7,255	7,428
Loss from operations	(14,683)	(4,307)	(10,376)
Other income (expense):
Interest income (expense), net	111	(844)	955
Other expense	(463)	(5,424)	4,961
Total other expense	(352)	(6,268)	5,916
Net Loss	$(15,035)	$(10,575)	$(4,460)

Revenue. During the nine months ended September 30, 2015, our revenue was $2.9 million lower as compared to the nine months ended September 30, 2014 due to the recognition of $2.9 million of deferred revenue related to the expiration in August 2014 of any rights and obligations under the aforementioned 2009 agreement.

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Period-to-Period Change

External PRT-201 research and development expenses	$6,218	$2,882	$3,336
Internal research and development expenses	2,583	1,676	907
Total research and development expenses	$8,801	$4,558	$4,243

During the nine months ended September 30, 2015, our total research and development expenses increased by $4.2 million compared to the nine months ended September 30, 2014 primarily due to $3.3 million in increased external expenses. The increase of $3.3 million in external expenses was primarily driven by $2.7 million in increased expenses for our ongoing radiocephalic AVF Phase 3 clinical trials and $0.6 million in increased expenses for our manufacturing pre-validation and other efforts. Our internal research and development expenses increased by $0.9 million in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to increased personnel costs.

General and Administrative Expenses. During the nine months ended September 30, 2015, our total general and administrative expenses were $3.2 million higher as compared to the nine months ended September 30, 2014 primarily due to $1.8 million of additional overhead and personnel costs to support our ongoing corporate activities and $1.4 million in increased expenses associated with being a public company.

Interest Income (Expense), Net. During the nine months ended September 30, 2015, interest income (expense), net increased by $1.0 million as compared to the nine months ended September 30, 2014 primarily due to the decrease of $0.9 million in interest expense related to our convertible notes which were extinguished in May 2014 and the increase of $0.1 million in interest income earned on our higher cash, cash equivalents and marketable securities balances during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Other Expense. During the nine months ended September 30, 2015, other expense decreased by $5.0 million as compared to the nine months ended September 30, 2014 primarily due to a decrease of $5.3 million in expense related to the change in fair market value of the Series D preferred stock investor rights obligation in 2014 and $0.1 million in expense related to the change in fair market value of the derivative liability associated with the convertible notes which were extinguished in May 2014, partially offset by an increase of $0.5 million expense related to the change in the fair value associated with the forward foreign currency contracts we entered into in second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Liquidity and Capital Resources

Overview

Since our inception and through the nine months ended September 30, 2015, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At September 30, 2015, our cash and cash equivalents and available-for-sale investments totaled $70.5 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2015 will be sufficient to fund our operations into the fourth quarter of 2017. We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs, and to fund our CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;
•	the timing and costs of developing vonapanitase for additional indications;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(12,380)	$(7,940)
Net cash used in investing activities	(20,549)	(16,162)
Net cash provided by financing activities	101	24,548

Comparison of the Nine months ended September 30, 2015 and 2014

Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2015 compared to $7.9 million for the nine months ended September 30, 2014. The increase of $4.5 million in cash used in operating activities was driven by an increase in our net loss of $4.5 million and no material change in non-cash operating expenses as compared to the nine months ended September 30, 2014.

Net cash used in investing activities was $20.5 million for the nine months ended September 30, 2015 compared to $16.2 million for the nine months ended September 30, 2014. The increase of $4.3 million in cash used by investing activities was primarily driven by an increase in the purchases of available-for-sale investments of $46.4 million and an increase in capital equipment purchases of $0.1 million offset by an increase in maturities and sale of investments of $42.2 million as compared to the nine months ended September 30, 2015.

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2015 compared to $24.5 million for the nine months ended September 30, 2014. The decrease in cash provided by financing activities of $24.5 million was primarily driven by the issuance of our Series D Preferred Stock during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

In addition to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2015, as of September 30, 2015, we had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$6,646	June 12, 2015	Various dates through December 15, 2016	5

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act, or JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had cash equivalents and available-for-sale investments of $70.2 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We contract with CROs and contract manufacturers internationally. Transactions with one of our contract manufacturers is settled in Swiss Francs and therefore, while we believe we have some foreign currency exposure, we have entered into forward foreign currency contracts to purchase Swiss Francs to manage this risk.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting.

During the nine months ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $3.3 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively, and $15.0 million and $10.6 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $124.9 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical development and seek regulatory approval of vonapanitase, particularly with respect to its lead indication for radiocephalic AVFs;
•	commercialize vonapanitase directly in the United States;
•	undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe;
•	pursue additional indications for vonapanitase including clinical development of vonapanitase for brachiocephalic AVFs, patients requiring placement of an AVG and symptomatic peripheral artery disease, or PAD;
•	in-license or acquire additional product opportunities and make milestone or other payments under any in-license agreements;
•	contracting for the manufacture of commercial quantities of vonapanitase;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development; and
25

•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2015, our cash, cash equivalents and available- for-sale investments were $70.5 million. Our research and development expenses were $8.8 million and $4.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic AVFs, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015 and expect to complete enrollment in the first quarter of 2017. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2017, allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs. This period could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete our second Phase 3 trial. In addition, we may initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our first Phase 3 AVF clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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
26

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

27

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

As we continue to develop vonapanitase for other indications, including AVG, brachiocephalic AVF and symptomatic PAD, or develop additional product candidates, we will face similar risks and challenges.

Clinical development is a lengthy and expensive process with an uncertain outcome due to many factors. Because the results of early clinical trials are not necessarily predictive of future results, vonapanitase may not have favorable results in later clinical trials or receive regulatory approval.

Clinical development is expensive, difficult to design and implement, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and vonapanitase is subject to the risks of failure inherent in drug and biological development, including failure to demonstrate efficacy in a pivotal clinical trial or in the patient population we intend to enroll, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug and biological product is not approvable. Trends and results observed in earlier stage clinical trials, particularly trends and results observed through non-prespecified analysis of the data, may not be replicated in later stage clinical trials. For example, as is common with Phase 2 trials, we explored a number of endpoints. We also analyzed the data from our Phase 2 clinical trial of vonapanitase in a number of ways, some of which were not prespecified. Product candidates such as vonapanitase in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain non- prespecified analyses of primary or secondary endpoints in those early trials showed trends toward efficacy or, in some analyses, statistical significance. Companies frequently suffer significant setbacks in late-stage clinical trials due to lack of efficacy, manufacturing or formulation changes or adverse safety profiles, even after earlier clinical trials have shown promising results. During the course of our clinical development, we modified our vonapanitase finished product formulation for our Phase 3 trials and commercial launch in order to facilitate ease of administration and fill and finish of vials at our 30 microgram dose. Our formulation changes could adversely affect results in our clinical trials, requiring us to make further formulation changes. Additional changes could cause us to delay or repeat clinical trials, or could cause FDA to request additional studies or data, and we could incur unexpected costs that would have an adverse effect on our business, operating results and prospects.

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

28

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

In addition, if (1) we are required to conduct additional clinical trials or other testing of or generate data pertaining to vonapanitase beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials or other testing of vonapanitase or any additional product candidates, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with vonapanitase or any additional product candidates, we, in addition to incurring additional costs, may:

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

Vonapanitase and any additional product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, approval, manufacturing, recordkeeping, labeling, storage, advertising, promotion, distribution, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Vonapanitase is still in development and is subject to the risks of failure inherent in drug or biologic development. We have not received approval to market any product candidate from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to gain marketing approvals, and we expect to rely on third-parties, including clinical research organizations to assist us in this process. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. Vonapanitase may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. We may gain regulatory approval for vonapanitase or any additional product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the product, or we may never obtain regulatory approval for vonapanitase or any additional product candidates in any jurisdiction.

29

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	IRBs, the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indications;
•	FDA Advisory Committee or other regulatory authority may recommend non-approval or restrictions on approval;
•	the results of later-stage clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the results of later-stage clinical trials may not confirm the positive results from earlier preclinical studies or clinical trials;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of vonapanitase or any additional product candidate may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•	our manufacturing processes or facilities may not be adequate to support approval of our product candidates; or
•	regulatory agencies may change their approval policies or adopt new regulations in a manner rendering our clinical data insufficient for approval.

It is possible that neither vonapanitase nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales. We do not know whether any clinical trials will begin as planned, or will be revised prior to or during the conduct of the study, completed on time or conducted at all. Any delay in obtaining, or failure to obtain, required approvals would materially adversely affect our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

We may face difficulty in enrolling patients for clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent completion of clinical trials of vonapanitase or any additional product candidates. We have never previously limited a trial to patients undergoing a surgical procedure to create a radiocephalic AVF, as we are doing in our ongoing and planned Phase 3 trials. Identifying and qualifying patients to participate in clinical trials of vonapanitase or any additional product candidates are critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing product candidates. The enrollment timeline for radiocephalic AVF patients is lengthy and there are a limited number of sites from which we can enroll pre-hemodialysis or hemodialysis patients. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by numerous factors including:

•	severity of the disease under investigation;
•	design of the trial protocol;
•	size and nature of the patient population;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
30

•	our ability to obtain and maintain subject consents and the risk that enrolled subjects will drop out or be withdrawn from our studies;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment and the ability of subjects to comply with the clinical trial procedures.

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	regulators or institutional review boards may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations;
•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;
•	we may experience delays in the importation and manufacture of clinical supply;
•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;
•	participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trials;
•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the 300 proposed for each Phase 3 trial, all of which may extend the clinical trial’s duration;
•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;
•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•	we may lack adequate funding to continue the clinical trials or to pay FDA’s substantial user fees; and
31

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Even if regulatory approval of a product is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed and may be subject to other conditions of approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other regulatory requirements. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any such products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

As with many pharmaceutical and biological products, treatment with vonapanitase or any additional product candidates may produce undesirable side effects or adverse reactions or events. These adverse events may occur despite our belief, based on our preclinical and clinical trials to date, that vonapanitase has a favorable safety profile. For instance, vonapanitase shows a high degree of structural similarity with other human serine proteases, which are proteins that cut other proteins to activate, inactivate or degrade these other proteins, and it is theoretically possible that if anti-vonapanitase antibodies are developed that they could cross-react with one or more of those other proteases because of the structural similarity, and prompt an adverse reaction. However, we have not seen any evidence of such cross-reactivity in our preclinical or clinical trials to date.

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

In the future we intend to pursue additional indications such as the application of vonapanitase in brachiocephalic AVF creation and/or patients undergoing placement of an AVG and/or patients with symptomatic PAD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, debarment from government contracts, exclusion from participation in federal healthcare programs, contract debarment, refusal of government contracts and corporate integrity agreements with governmental authorities that materially restrict the manner in which a company promotes or distributes drug and biologic products. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in any fines or settlement funds. If the government does not intervene, the individual may proceed on his or her own. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label product uses involving fines that are as much as $3.0 billion.

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

We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug or biologic manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. Other laws that we may be subject to include the civil False Claims Act, criminal False Claims Act, the HIPAA fraud and abuse provisions, the Civil Monetary Penalties statute, Section 1927 of the Social Security Act, the Veterans Health Care Act, the Foreign Corrupt Practices Act, federal and state statutes and regulations pertaining to payments made to physicians and other health care providers, the HIPAA privacy and security provisions, and other analogous state laws. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback, healthcare, or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and certain of the criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. False claims laws prohibit anyone from knowingly and presenting, or causing to be presented for payment, to government third-party payors (including Medicare and Medicaid) claims for reimbursed drugs, or biologics or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws, and other healthcare statutes are punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. We may further be subject to such other actions as debarment from government contracts and future orders under existing contracts, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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
36

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

We are not aware of any therapeutic products approved in the United States or Europe for the prevention of vascular access failure. We are aware of therapies in development with companies, including Vascular Therapies and Symic Biomedical. Vonapanitase could face competition from companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, CreatiVasc, Laminate Medical Technologies, Stent Tek and TVA Medical. Other potentially competitive products include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

Vonapanitase, or any additional product candidates for which we seek approval as biologic products, may face competition sooner than anticipated.

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve year exclusivity period. Moreover, President Obama's proposed budget for fiscal year 2016 proposed cutting this twelve year period of exclusivity down to seven years. President Obama also proposed to prohibit additional periods of exclusivity for brand biological products due to minor changes in product formulation, a practice often referred to as “evergreening.” The Trans-Pacific Partnership international trade agreement further includes exclusivity provisions for biologics that would require member countries not to approve biosimilars before at least eight (8) years of exclusivity has expired for biologics or, alternatively, five (5) years plus other measures to provide effective market protection.

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

We currently have a relationship with only one supplier, Lonza, for the manufacturing of the API for vonapanitase for clinical testing purposes, and intend to continue to use Lonza as our sole or primary supplier in the future. We have used two companies, Jubilant HollisterStier and Patheon Manufacturing Services Inc. (formerly DSM Pharmaceuticals), to vial and make our vonapanitase finished product. We also expect to rely upon third parties to produce materials required for the commercial production of vonapanitase or any additional product candidates if we succeed in obtaining the necessary regulatory approvals. This may increase the risk that we will not have sufficient quantities of our product candidates to conduct our clinical trials or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates.

All entities involved in the preparation of drugs or biologics for clinical trials or commercial sale, including our existing contract manufacturers, are subject to extensive regulation. Ingredients of a finished therapeutic biologic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record-keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGMPs regulations enforced by the FDA through its facilities inspection program. Any failure by our third-party manufacturers to comply with cGMPs, or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner for the process validation required in connection with a BLA filing, could lead to a delay in, or failure to obtain, regulatory approval of the manufacturing facility, vonapanitase or any additional product candidates. For example, on November 27, 2013, our third-party supplier of finished biological product, Jubilant HollisterStier, received a Warning Letter from the FDA alleging that the company was not complying with cGMPs. We received a letter from the FDA on February 13, 2014, stating that the Warning Letter does not impact the batch of finished product we intend to use for our Phase 3 clinical trials. However, this third party or other third parties could encounter similar difficulties that could impede our clinical trials or commercialization.

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

Our contract with Lonza for the manufacturing of the API is denominated in Swiss Francs. Therefore, fluctuations in the exchange rate for Swiss Francs may affect our operating results. On January 15, 2015, the Swiss National Bank announced an edit to its policy of fixing the Swiss Franc and Euro exchange rate, which caused volatility in the currency markets for Swiss Francs and an immediate increase in their value, making our contractual payments to Lonza more expensive based on the current exchange rates. In the second quarter of 2015, we entered into forward foreign currency contracts to purchase Swiss Francs to reduce our foreign currency exposure under our contract with Lonza. In the future we may purchase additional forward foreign currency contracts to hedge certain forecasted transactions, including those with Lonza, and reduce exposures to foreign currency fluctuations. Any use of these derivative instruments would be intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations and any use of derivative instruments may not offset such fluctuations and could exacerbate their impact on our financial condition and results of operations.

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

Any of these third parties may terminate their engagements with us under the terms of our agreements upon notice to us. If we need to enter into alternative arrangements, our product candidate development and eventual commercialization activities may be delayed. Our reliance on these third parties for research and development activities, and eventual commercial supply, reduces our day-to-day control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols. For example, for vonapanitase or any additional product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that the product is manufactured in accordance with cGMPs, each of our clinical trials is conducted in accordance with GCPs and its protocol and is analyzed in accordance with its statistical analysis plan for the clinical trial.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidate, vonapanitase, for our clinical trials, and eventual commercial supply, if we receive regulatory approval. There are a small number of suppliers for certain raw materials that we use to manufacture vonapanitase. These suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although the API and the finished product for each of our Phase 3 trials has already been manufactured and is held in storage, we will need supply of finished product as part of the process validation and for any stability or other tests in connection with a BLA application and also to conduct additional clinical trials, for example for additional vonapanitase indications. We will further require finished product for commercialization if we receive regulatory approval. Any significant delay in the supply of vonapanitase’s ingredients due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of vonapanitase or any additional product candidate, and commercialization as we believe that replacing Lonza as the manufacturer of our API would take one to two years and replacement of any of our other manufacturers may take a substantial amount of time. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidate, our ability to commercially launch and/or generate revenues from the sale of any approved product would be impaired. Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

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

We and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA, the EMA, or other foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of September 30, 2015 we own 26 issued patents and own 23 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

In addition, patents have a limited lifespan. In most countries, the statutory term of a patent is 20 years from the earliest domestic priority date claimed. In the United States, for applications filed after June 7, 1995, the statutory term of a patent is 20 years from earliest non-provisional priority date claimed. Various extensions of patent protection may be available in particular countries; however, in all circumstances, the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent protection where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits up to five years’ extension of patent protection and no more than fourteen years following product approval for a single patent that covers an FDA-approved drug or biologic that contains an active ingredient or salt or ester of the active ingredient that has not previously been marketed. The scope of protection available during an extension of a patent claiming a product is limited to the approved product itself for approved uses, and the scope of protection available during an extension of a patent claiming a method of using a product is limited to the uses claimed in the patent and approved for the product. The actual length of the extension is calculated by adding one half of the time between the IND effective date and a company's initial submission of a marketing application, plus the entire time between the submission of the marketing application and the FDA's approval of the application. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

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
45

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

Depending upon the timing, duration and specifics of the first FDA marketing approval of vonapanitase and, if applicable, any additional product candidates, a United States patent that we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit extension of one patent that covers an FDA-approved drug or biologic that contains an active ingredient or salt or ester of the active ingredient that has not previously been marketed for up to five years and no more than fourteen years after product approval for patent term lost during product development and the FDA regulatory review process. The length of the extension is calculated by adding one half of the time between the IND effective date and a company's initial submission of a marketing application, plus the entire time between the submission of the marketing application and the FDA's approval of the application. During this period of extension, the scope of protection is limited to the approved product for approved uses (for patents claiming a product) and any use claimed by the patent and approved for the product (for patents claiming a method of using a product).

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

As of September 30, 2015, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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
57

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, corporate bonds and U.S. government-backed and agency securities. As of October 31, 2015, we estimate that we have used approximately $17.4 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

58

Item 6. Exhibits

See the Exhibit Index on the page immediately following the signature page for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2015	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

60

EXHIBIT INDEX

Exhibit No.	Description

10.1 *+	Manufacturing Services Agreement by and between the Company and Lonza LTD, dated as of June 30, 2015 and signed July 9, 2015.

31.1 *	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements (unaudited)

*Exhibits filed herewith.

+ Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

** Exhibits furnished herewith.

61