Form 10-K
period 2015-12-31
PROTEON THERAPEUTICS INC
filed 2016-03-14
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No [X]

EXPLANATORY NOTE: Under the Jumpstart Our Business Startups Act, the registrant qualifies as an “emerging growth company.” We therefore incorporate the scaled disclosures required of an emerging growth company in this Annual Report on Form 10-K.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was: $294.0 million.

As of March 10, 2016 there were 16,507,894 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

2

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

·	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

·	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;

·	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;
·	our search for additional product opportunities;
·	the sufficiency of existing facilities to meet our needs;
·	whether we will need to conduct any additional studies after our Phase 3 trials;

·	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2017;

·	our plans to fund our chemistry, manufacturing and controls;

·	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

·	our estimate of when we will require additional funding;

·	our plans to commercialize and bring vonapanitase to market;

·	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates, including vonapanitase;

·	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;

·	our interpretation of the data from our completed Phase 2 trial for vonapanitase;

·	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;

·	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

·	our ability to quickly and efficiently identify and develop additional product candidates;

·	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

·	timing to recruit and expand our employee base and sales force, both in and outside the United States;

·	plans to initiate Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

·	the reimbursement of vonapanitase;

·	our research and development costs;

·	our general and administrative costs and salary and personnel costs;

·	the costs associated with preparation for commercial operations;

·	the costs associated with being a public company;

·	our intellectual property position;

·	our plans to seek patent protection in available countries;

·	our expectations that vonapanitase will qualify for a 12-year period of exclusivity;

·	our reliance on third parties as suppliers and manufactures;

·	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

·	our plans to improve existing, and implement new, systems to manage our business;

·	future payment of dividends;

·	the impact of accounting policies;

·	the impact of changes in interest rates;

·	exposure to foreign currency exchange risks;
·	our purchase of forward foreign currency contracts in the future; and
·	the continued adoption of stock trading plans by employees, including executive officers.

All forward-looking statements in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the risk factors set forth below in Part II, Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

NOTE REGARDING STOCK SPLIT

Unless otherwise indicated, all information in this Annual Report on Form 10-K and in our condensed consolidated financial statements gives retrospective effect to 1-for-15.87 reverse stock split of our common stock that was effected on October 6, 2014. All share, share equivalent and per share amounts presented herein have been adjusted to reflect the reverse stock split. The ratios by which shares of preferred stock were converted into shares of common stock upon consummation of our initial public offering have been adjusted to reflect the effects of the reverse stock split.

PART I

Item 1. Business

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Proteon”, “we”, “us” and “our” refer to Proteon Therapeutics, Inc.

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease. Our product candidate, vonapanitase (formerly PRT-201), is a recombinant human elastase that we are developing to reduce vascular access failure in patients with chronic kidney disease undergoing or planning for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 trial of vonapanitase in patients undergoing creation of an arteriovenous fistula, or AVF, support that a one-time, local application of vonapanitase during AVF surgical creation reduces AVF failure, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are not aware of any approved preventative treatments to reduce the failure rate of AVFs. We began enrolling patients in our first Phase 3 clinical trial of vonapanitase, PATENCY-1, during the third quarter of 2014 for patients undergoing creation of a radiocephalic AVF, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial, PATENCY-2, in August 2015 and expect to complete enrollment in the first quarter of 2017.

The need to improve vascular access outcomes is well established in the hemodialysis community. A 2014 publication estimated the total cost of managing hemodialysis vascular access dysfunction in the United States to be approximately $2.9 billion annually. AVFs are the gold standard of vascular access for hemodialysis, given they are associated with fewer complications and reduced rates of hospitalization as compared to other forms of vascular access. We estimate there are approximately 130,000 AVFs created in the United States annually, a procedure in which a surgeon transects a vein and sutures it to the side of a nearby artery, typically in the arm. However, AVFs have a greater than 50% failure rate in their first year after creation, resulting in frequent surgical or interventional procedures and a high rate of abandonment, leading to increased morbidity, mortality and costs of care. Function can usually be restored via additional procedures, either an intervention such as angioplasty, which is dilation of a blood vessel with a balloon, or a surgical revision. These procedures, however, are costly, invasive, painful, associated with a number of complications and often need to be repeated. AVF patients in the United States on average require greater than 1.5 procedures per year, each of which typically costs Medicare between $5,000 and $13,000.

We have demonstrated that vonapanitase generates fragments of elastin, a protein present in blood vessels, and we believe the fragments of elastin inhibit formation of neointimal hyperplasia, which is the growth of tissue inside vessels that narrows AVFs and reduces blood flow. During AVF creation surgery, a surgeon would administer drops of vonapanitase onto the surface of the artery and vein of an AVF for 10 minutes followed by a saline irrigation. We believe that a one-time, local application of vonapanitase to the external surface of the vessels during AVF surgical creation can modify the injury response, or scarring, resulting from surgery and thereby reduce the severity of neointimal hyperplasia and AVF failure following surgery.

In 2012, we completed a multicenter, randomized double-blind, placebo-controlled Phase 2 trial of vonapanitase in 151 patients undergoing surgical creation of an AVF in the wrist, known as radiocephalic AVFs, or upper arm, known as brachiocephalic AVFs. The primary efficacy endpoint was primary unassisted patency, defined as the time from surgical creation of the AVF to occurrence of a thrombosis or an intervention such as angioplasty, to restore or maintain patency, or functionality. Both the 10 microgram and 30 microgram doses of vonapanitase showed a trend toward efficacy on the primary endpoint, although neither dose met the primary endpoint with statistical significance. For all AVFs, median patency, the time at which 50% of patients in a group lost primary unassisted patency, was 224 days in the placebo group and greater than 365 days in each of the vonapanitase treatment groups, indicating that vonapanitase prolonged primary unassisted patency. In the trial, patients treated with vonapanitase reported adverse events comparable to placebo. These events were consistent with the medical events experienced by chronic kidney disease patients undergoing AVF creation surgery.

An analysis of the primary endpoint data revealed an uneven distribution in patency loss events in patients with a brachiocephalic AVF due to central stenosis in the shoulder and chest, remote from the site of an AVF. Central stenoses commonly exist prior to AVF creation and are unmasked following creation of brachiocephalic AVFs, which have higher blood flow than radiocephalic AVFs. These stenoses are unrelated to treatment with vonapanitase. To correct for this uneven distribution, we conducted a non-prespecified analysis of the primary endpoint that excluded patency loss events due to central stenoses. This analysis demonstrated a significant reduction in the risk of primary unassisted patency loss in the 30 microgram vonapanitase dose group (p=0.04) compared to placebo.

The benefit of vonapanitase on primary unassisted patency was most pronounced in the subset of patients undergoing creation of a radiocephalic AVF. The subset analysis of this endpoint for radiocephalic AVF patients receiving the 30 microgram dose, which was not prespecified, showed a significant increase in median primary unassisted patency of >365 days as compared to 125 days in the placebo group. In addition, we observed beneficial drug effects on additional efficacy endpoints, including unassisted maturation, defined as increased vessel diameter and blood flow without the need for an intervention such as angioplasty; rate of procedures to restore or maintain AVF patency; secondary patency, defined as abandonment of the AVF and the need for creation of a new vascular access; use for hemodialysis; and hemodynamically significant stenosis, or narrowing of blood vessels.

In April 2013, we held an end of Phase 2 meeting with the United States Food and Drug Administration, or FDA, during which we confirmed elements of our Phase 3 development plan, including the primary endpoint. We are conducting two 300-patient Phase 3 trials of vonapanitase using a 30 microgram dose, enrolling only patients undergoing a surgical procedure to create a radiocephalic AVF. We began enrolling patients in our first Phase 3 clinical trial of vonapanitase, PATENCY-1, during the third quarter of 2014 for patients undergoing creation of radiocephalic AVFs, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial, PATENCY-2, in August 2015 and expect to complete enrollment in the first quarter of 2017. While the FDA offered no assurances that it will not require us to conduct any additional clinical studies, we believe we will not need to conduct any additional clinical studies after our Phase 3 trials. Further, if the results of the first Phase 3 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a Biologics License Application, or BLA, supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial. Vonapanitase has received fast track designation from the FDA which is designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and fill an unmet medical need, and orphan drug designation in the United States and European Union, for hemodialysis vascular access indications.

We believe that if our Phase 3 clinical program is successful vonapanitase will potentially become the standard of care for patients with chronic kidney disease, or CKD, who are undergoing surgical creation of a radiocephalic AVF. We retain worldwide commercial rights to vonapanitase. If approved by regulatory authorities, we intend to commercialize this product in the United States ourselves with a specialty hospital sales force, focused primarily on vascular surgeons, and intend to seek one or more collaborators to commercialize the product in additional markets. Our patents include claims covering formulations, methods of manufacturing and use of elastases, providing protection in the United States through mid-2029 and European Union through 2028, with potential extension through 2032 in the United States and in the European Union.

Our Strengths

We believe our company and vonapanitase possess the following attributes that increase the likelihood that we will be successful in developing and commercializing vonapanitase:

•	Entering Phase 3 trials for radiocephalic AVF creation. We are conducting two Phase 3 clinical trials in radiocephalic AVF creation using a 30 microgram dose of vonapanitase, the population and dose in which, in a non-prespecified analysis, we observed an improvement in primary unassisted patency with vonapanitase in our Phase 2 trial.

•	Phase 3 endpoints same as our Phase 2 trial. The primary endpoint in our Phase 3 trials, primary unassisted patency, is the same as we used in our Phase 2 trial. In addition, our secondary endpoint (secondary patency) and tertiary endpoints (unassisted maturation, use for hemodialysis and average procedure rates) in our Phase 3 trials were all endpoints in our Phase 2 trial. In April 2013, we held an end of Phase 2 meeting with the FDA during which we confirmed elements of our Phase 3 development plan, including the primary endpoint.

•	Safety profile supports approval. Based on results from our clinical trials and preclinical studies, we believe vonapanitase, which is administered once and only acts locally, has demonstrated a favorable safety profile. Because vonapanitase is administered in a one-time, local application and is inactivated by antiproteases, substances that inhibit the activity of a protease, in the blood, there is no systemic activity. In clinical trials assessing safety, there were no material increases in adverse events in the vonapanitase treatment groups as compared to placebo and no material findings related to physical examinations or clinical laboratory testing including chemistry, hematology and coagulation panels or antibodies to vonapanitase. At our end of Phase 2 meeting with the FDA, we confirmed that we do not need to conduct any additional preclinical studies to support a BLA filing.

•	Unmet medical need. While AVFs are considered the most desirable form of vascular access by the medical community, they are also associated with high failure rates, a serious complication for hemodialysis patients that results in substantially higher healthcare costs. A 2014 publication estimated the total cost of managing hemodialysis vascular access dysfunction in the United States to be approximately $2.9 billion annually. We are not aware of any approved preventative treatments to reduce AVF failure rate. Vonapanitase has received fast track designation from the FDA, which is designed to facilitate the development and possibly expedite the review of drugs and biologics to treat serious conditions and fill an unmet medical need. We believe vonapanitase reduces vascular access failure in patients with CKD undergoing hemodialysis and, if approved, could become the standard of care by reducing the cycle of interventions, improving patient outcomes and reducing the overall burden on patients and the healthcare system.

•	Substantial and readily-addressable market opportunity. If vonapanitase is approved, we intend to commercialize this product in the United States and potentially certain European countries ourselves with a specialty hospital sales force, focused primarily on vascular surgeons, and intend to seek one or more collaborators to commercialize the product in additional markets. We estimate a sales force of approximately 75-100 representatives will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the AVF surgical creations performed in the United States annually. We believe vonapanitase will be supported by key stakeholders, including referring nephrologists, patient advocacy groups, large dialysis organizations and payors. We believe vonapanitase will be reimbursed adequately as costs related to AVF surgical creation, which is typically performed in the hospital outpatient setting, are not included in the End Stage Renal Disease, or ESRD bundle, the single bundled payment from Medicare for a number of the costs of hemodialysis treatments, medications, labs and supplies for patients with end-stage renal disease.

•	Experienced team. Our executive management team has extensive experience in the renal and vascular disease fields through their substantial involvement in companies such as Abbott, AMAG, GelTex, Genzyme, Glaxo and Merck. Our Chief Executive Officer and Chief Medical Officer were senior executives at GelTex, a biopharmaceutical company, where they played leading roles in the development and commercialization of Renagel, a treatment for hemodialysis patients that led to Genzyme's acquisition of GelTex for more than $1 billion. Our Senior Vice President of Marketing was a senior executive at AMAG Pharmaceuticals, a biopharmaceutical company, where he played a leading role in the commercialization of Feraheme for iron-deficiency anemia in adults with chronic kidney disease.

Our Strategy

Our strategy is to develop and commercialize vonapanitase for patients suffering from renal and vascular diseases, beginning with patients with CKD undergoing surgical creation of a radiocephalic AVF. Key elements of our strategy include our plans to:

•	Complete clinical development of vonapanitase and seek regulatory approval in the United States in its lead indication. We commenced our first Phase 3 clinical trial of vonapanitase for patients with CKD undergoing creation of a radiocephalic AVF in the third quarter of 2014. Prior to completing enrollment in the first Phase 3 trial, we enrolled the first patient in our second Phase 3 trial in August 2015 and expect to complete enrollment in first quarter of 2017. If the results of the first Phase 3 trial, data expected in December 2016, are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a BLA supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to obtaining data from the second Phase 3 trial.

•	Commercialize vonapanitase directly in the United States. If vonapanitase is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty hospital sales force focused primarily on vascular surgeons. There are approximately 2,800 vascular surgeons in the United States. In 2013, according to the U.S. Renal Data System 2015 Annual Data Report, there were approximately 421,000 hemodialysis patients in the United States at the end of the year. Based on various third-party sources, we estimate that approximately 130,000 AVFs are placed annually. We believe a specialty hospital sales force of approximately 75-100 representatives will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the AVF surgical creations performed in the United States annually. We believe that vonapanitase's potential benefits to patients undergoing surgical creation of an AVF will result in its broad adoption.

•	Undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe. We are currently evaluating our existing clinical program to support filing in Europe. We may, based on additional data including the data from our Phase 3 clinical trials in the United States and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe. We estimate that there are approximately 315,000 hemodialysis patients in Europe. Prior to enrolling our first patient in Europe, we plan to formally seek guidance from the European Medicines Agency, or EMA, regarding its requirements for regulatory approval. We expect results from this trial to be available two to three years after the first patient is enrolled. If this European trial successfully meets its primary endpoint and depending on the guidance obtained from the EMA, we would expect to submit a Marketing Authorization Application, or MAA. If vonapanitase is approved by the EMA, we intend to commercialize it in European countries with our own specialty hospital sales force or with a commercial partner, or a combination thereof. Like in the United States, we intend to target both vascular surgeons who create AVFs as well as key referring nephrologists.

•	Pursue additional indications for vonapanitase. We believe that our Phase 2 clinical data support further development of vonapanitase in brachiocephalic AVF creation. We may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of a 30 microgram dose of vonapanitase versus placebo on brachiocephalic AVFs. If this trial were to successfully meet its primary endpoint, we would expect to submit a supplemental BLA, or sBLA, to the FDA and a supplemental MAA, or sMAA, to the EMA. Further, if sufficient funds become available and after reviewing the results from our Phase 3 clinical trials, we may commence a clinical trial of vonapanitase in patients undergoing placement of an arteriovenous graft, or AVG. We believe vonapanitase's potential to reduce neointimal hyperplasia could offer a significant medical benefit in these patients. Further, we plan to commence three Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease, or PAD. We believe vonapanitase's potential to reduce neointimal hyperplasia and/or dilate blood vessels could offer a significant medical benefit in these patients.

•	Establish partnerships for development and commercialization of vonapanitase in Japan and other Asian countries. We estimate that in 2013 there were approximately 315,000 patients on hemodialysis in Japan and more than 800,000 throughout all of Asia. Approximately 90% of Japanese hemodialysis patients receive AVFs. We may enter into collaborations for the development and commercialization of vonapanitase in Asia.

•	In-license or acquire additional product opportunities. We plan to search for additional product opportunities that could be sold and marketed by the specialty hospital sales force required to successfully launch vonapanitase in the United States if it is approved for marketing.

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

According to the U.S. Renal Data System 2015 Annual Data Report, in 2013 there were approximately 421,000 hemodialysis patients in the United States, and an incremental 103,000 patients initiated hemodialysis in the United States. As reported by Fresenius Medical, a major provider of hemodialysis services and renal care products, in 2013 there were approximately 315,000 hemodialysis patients in Europe, 315,000 hemodialysis patients in Japan and 2.2 million hemodialysis patients worldwide, with an annual worldwide growth rate of 6-7%.

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

The gold standard for vascular access is an AVF, in which a surgeon transects a vein in the arm and sutures it to the side of a nearby artery. AVFs are preferred because they are less prone to patency loss than are AVGs; approximately 50% of AVFs and up to 75% of AVGs will lose primary patency and 20-30% of AVFs and 28-35% of AVGs will lose secondary patency in the first year after surgical placement. As compared to AVGs, AVFs require approximately 40% fewer interventional or surgical procedures and suffer from a rate of vascular access infection that is 54% lower. Patients dialyzing with an AVF have lower rates of thrombosis and hospitalization, longer survival, reduced mortality and lower cost of care. Beyond the substantial medical advantages of an AVF, available data from the U.S. Renal Data System show that patients who dialyze with an AVF cost Medicare approximately $15,000 less annually than patients who dialyze with an AVG and approximately $25,000 less annually than patients who dialyze with a catheter. According to published data, approximately 67% of hemodialysis patients in the United States dialyze with an AVF compared to 67-83% of patients in the major European countries and approximately 90% of patients in Japan.

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

Radiocephalic (wrist) AVFs suffer from high rates of patency loss and maturation failure, with up to 70% being subject to primary unassisted patency loss and up to 35% being abandoned within 12 months after their surgical creation. Patency loss in radiocephalic AVFs occurs due to stenosis formation at or near the AVF 75-95% of the time. Some patients never receive a radiocephalic AVF because the surgeon believes the risk of failure is too high for those patients. These patients will typically undergo creation of an AVF higher up on the arm and permanently lose at least one of their access sites. We believe that the number of radiocephalic AVFs created annually may rise if vonapanitase improves outcomes and allows vascular surgeons to create radiocephalic AVFs in sites that they previously considered to pose an unacceptably high risk of failure.

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

Established Medical Need

The need to improve vascular access outcomes is well established in the hemodialysis community. The health-related and economic cost of creating and maintaining vascular access for hemodialysis has led to a global effort to address the problem. Over the last 10 years, the NKF has established guidelines in an effort to increase the use of AVFs while reducing the rate of complications, mostly through the identification and promulgation of best practices. The National Institutes of Health, or NIH, joined the effort in 2000 with the creation of a multi-center consortium of medical centers, the Dialysis Access Clinical Trials Consortium to coordinate the testing of new treatments designed to improve AVF and AVG outcomes. The intensity of these efforts increased markedly in 2004, when the Centers for Medicare and Medicaid Services, or CMS, reacting to health and economic data, announced the "Fistula First" initiative to increase the use of AVFs while reducing complications. According to Fistula First, AVFs should be considered for every patient needing hemodialysis because AVFs last longer than AVGs, require fewer surgical and endovascular interventions, are associated with lower rates of infection, hospitalization and death, and are less costly. As a result of these efforts, AVF use has approximately doubled since 2004 to 67% of United States hemodialysis patients.

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

Procedures to address patency loss are invasive, painful, and associated with a number of complications, and there are a number of problems associated with them, including:

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

Vonapanitase

Vonapanitase is a recombinant human elastase under development as a treatment to prevent AVF and AVG patency loss. We enrolled the first patient in the first of two Phase 3 trials, PATENCY-1, for vonapanitase in radiocephalic AVF, our lead indication, in the third quarter of 2014, completed patient enrollment in October 2015, and expect to release top-line data in December 2016. In addition, we enrolled the first patient in the second Phase 3 trial, PATENCY-2, in August 2015 and expect to complete enrollment in the first quarter of 2017.

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

Vessel Injury During AVF and AVG Surgical Placement Results in Stenosis Formation

We demonstrated through pre-clinical trials that vonapanitase fragments elastin, a protein present in blood vessel walls. The fragmentation of elastin in the outside wall of the blood vessel is thought to inhibit formation of neointimal hyperplasia thereby reducing the risk of patency loss. Elastase causes localized fragmentation of elastin protein fibers present in blood vessel walls. The elastin fragments generated by elastase are chemoattractants for scar forming cells, meaning that the fragments attract these scar forming cells, inhibiting their migration to the lumen. The cells recognize the elastin fragments via receptors present on the cell surface that bind to specific elastin fragment sub-types. The importance of elastin fragments in vascular biology, including the response to vascular injury has been established in the scientific literature over three decades. Published academic studies conducted in animals provide evidence that fragmentation of elastin in the outer wall of the blood vessels from administration of elastase after vascular injury resulted in a 38-42% reduction in neointimal hyperplasia at 28 days following the surgical procedure. Based on our preclinical in vivo and ex vivo studies in human vessels, applying vonapanitase to the external surface of the blood vessels generates localized elastin fragments in the outside wall of injured blood vessels. We have established this effect in the doses we plan to advance in our clinical trials. We believe that a one-time, local application of a 30 microgram dose of vonapanitase to the external surface of the vessels during AVF surgical creation can reduce the vascular scarring on the inside of the vessel wall resulting from surgery and thereby reduce the severity of neointimal hyperplasia and the risk of AVF failure. During the AVF creation surgery, the surgeon administers drops of vonapanitase onto the surface of the artery and vein at the AVF for 10 minutes followed by a saline irrigation. We believe the elastin fragments that are generated by vonapanitase attract scar forming cells to the outside wall of the injured vessel, reducing their movement to the inside wall of the vessel, thereby inhibiting lumen stenosis. This mechanism is portrayed in the following figure:

We Believe Vonapanitase Treatment Inhibits Stenosis Formation

This injury response and the role of elastase-generated fragments are operative in other cardiovascular surgeries, such as bypass, and interventional procedures, such as angioplasty.

Clinical Development of Vonapanitase

Our Phase 2 AVF Clinical Trial

In 2012, we completed a multicenter, randomized, double-blind, placebo-controlled Phase 2 trial of vonapanitase in AVF that treated 151 patients with CKD undergoing creation of a radiocephalic AVF (n=67) or brachiocephalic AVF (n=84). Patients were treated with vonapanitase at doses of 10 or 30 micrograms or placebo at the time of AVF creation and were followed for up to 12 months.

Primary endpoint

The primary efficacy endpoint was primary unassisted patency over 12 months. Primary unassisted patency was defined as the time from access creation until the first occurrence of either AVF thrombosis or a procedure, such as balloon angioplasty, to restore or maintain patency.

Both doses of vonapanitase showed a trend toward efficacy, although neither dose met the primary endpoint with statistical significance. Median patency, the time at which 50% of patients in a group lost primary unassisted patency, was 224 days in the placebo group and greater than 365 days in each of the vonapanitase treatment groups indicating patency in the vonapanitase treatment groups was prolonged by vonapanitase. Treatment with vonapanitase at 10 and 30 microgram doses was associated with a reduction of 31% and 33%, respectively, in the risk of primary unassisted patency loss. After adjusting for differences in baseline characteristics associated with the risk of primary unassisted patency loss, treatment with vonapanitase at 10 and 30 microgram doses was associated with a reduction of 24% and 41%, respectively, in the risk of primary unassisted patency loss. The following Kaplan-Meier curves and table display primary unassisted patency for all AVFs.

Primary Unassisted Patency—All AVFs

The table below shows the primary unassisted patency data in the placebo and vonapanitase treatment groups.

Reduction in Risk of Primary Unassisted Patency Loss vs. Placebo—All AVFs

	Vonapanitase 10 microgram dose	Vonapanitase 30 microgram dose
Number of Patients	N=51	N=49
Unadjusted Risk vs. Placebo	-31% (p=0.19)	-33% (p=0.17)
Adjusted Risk(1) vs. Placebo	-24% (p=0.35)	-41% (p=0.10)

Note:  Prespecified analysis.

(1) Adjusted for differences in baseline characteristics associated with the risk of primary unassisted patency loss between treatment groups using a prespecified Cox regression analysis.

Ninety-two patients with a patent AVF who completed 12 months of follow-up in the initial trial were followed in a registry to obtain additional data related to the efficacy endpoints. In this follow-up, the vonapanitase 30 mcg benefit on primary unassisted patency persisted out over a median of three years.

Radiocephalic AVFs.    The benefit of vonapanitase on primary unassisted patency was more pronounced in the subset of patients undergoing creation of a radiocephalic AVF than in the subset of patients undergoing creation of a brachiocephalic AVF or all patients undergoing creation of an AVF. The subset analysis of this endpoint was not prespecified. The following Kaplan-Meier curves and table summarize the reduction in risk of primary unassisted patency loss in the subset of patients with radiocephalic AVFs. Treatment with vonapanitase at doses of 10 and 30 micrograms was associated with a reduction of 41% and 63%, respectively, in the risk of primary unassisted patency loss. Median patency was 125 days in the placebo group and 377 days in the 30 microgram group (in some cases the 12 month follow up occurred after day 365 due to patient schedules), indicating a significant improvement in primary unassisted patency.

Primary Unassisted Patency—Radiocephalic AVFs

Reduction in Risk of Primary Unassisted Patency Loss vs. Placebo—Radiocephalic AVFs

	Vonapanitase 10 micrograms	Vonapanitase 30 micrograms
Number of Patients	N=23	N=20
Unadjusted Risk vs. Placebo	-41% (p=0.18)	-63% (p=0.02)
Adjusted Risk(1) vs. Placebo	-40% (p=0.20)	-61% (p=0.04)

Note:  Non-prespecified analysis.

(1) Adjusted for differences in baseline characteristics associated with the risk of primary unassisted patency loss between treatment groups using a prespecified Cox regression analysis.

Brachiocephalic AVFs.    The benefit of vonapanitase on primary unassisted patency was less pronounced in the subset of patients undergoing creation of a brachiocephalic AVF. The subset analysis of this endpoint was not prespecified. The less pronounced benefit in brachiocephalic AVFs was in part due to an uneven distribution between brachiocephalic AVF groups in the number of patency loss events occurring in the central veins and cephalic arch, also known as central stenosis, which are remote from the site of the AVF. Patency loss in brachiocephalic AVFs occurs due to central stenosis 50% of the time. Central stenoses commonly exist prior to surgery due to the venous anatomy or scarring from a prior hemodialysis catheter, but are typically unmasked following creation of the higher blood flow brachiocephalic AVFs. Since vonapanitase is active locally at the site where it is applied on the AVF, and because we have demonstrated that vonapanitase is not active remotely, we believe that central stenoses are unrelated to vonapanitase. Therefore, to correct for this uneven distribution, we conducted a non-prespecified analysis of the primary endpoint in brachiocephalic AVFs which excluded patency loss events due to central stenoses. The following table summarizes the risk of primary unassisted patency loss in brachiocephalic AVFs including and then excluding patency loss events related to central stenoses.

Reduction in Risk of Primary Unassisted Patency Loss vs. Placebo—Brachiocephalic AVFs

	Vonapanitase 10 micrograms	Vonapanitase 30 micrograms
Number of Patients	N=28	N=29
Unadjusted Risk vs. Placebo	-14% (p=0.72)	+10% (p=0.82)
Unadjusted Risk vs. Placebo Excluding Central Stenoses	-12% (p=0.76)	-26% (p=0.46)

Note:  Non-prespecified analysis.

We also conducted a non-prespecified analysis across all patients of the primary endpoint correcting for this uneven distribution in central stenoses. The following Kaplan-Meier curves for primary unassisted patency for all AVFs (excluding central stenoses) and table demonstrate a significant reduction in the risk of primary unassisted patency loss for the 30 microgram dose (p=0.04, for the 30 microgram dose) versus placebo. Treatment with vonapanitase at doses of 10 and 30 micrograms was associated with a reduction of 31% and 48%, respectively, in the risk of primary unassisted patency loss. After adjusting for differences in baseline characteristics associated with the risk of primary unassisted patency loss, treatment with vonapanitase at doses of 10 and 30 micrograms was associated with a reduction of 25% and 52%, respectively, in the risk of primary unassisted patency loss.

Primary Unassisted Patency—All AVFs

(Excluding Central Stenoses)

Reduction in Risk of Primary Unassisted Patency Loss vs. Placebo—All AVFs

(Excluding Central Stenoses)

	Vonapanitase 10 micrograms	Vonapanitase 30 micrograms
Number of Patients	N=51	N=49
Unadjusted Risk vs. Placebo	-31% (p=0.20)	-48% (p=0.04)
Adjusted Risk vs. Placebo(1)	-25% (p=0.33)	-52% (p=0.02)

Note:  Non-prespecified analysis.

(1) Adjusted for differences in baseline characteristics associated with the risk of primary unassisted patency loss between treatment groups using a prespecified Cox regression analysis.

In a larger trial of brachiocephalic AVFs, we expect that the occurrence of patency loss due to central stenosis would be evenly distributed between treatment groups. In the ongoing Phase 3 clinical trials, we expect that patency loss due to central stenosis will be rare since we intend to enroll radiocephalic AVF patients exclusively, and radiocephalic AVFs rarely suffer from patency loss due to central stenosis because of lower blood flow. In our Phase 2 trial, no radiocephalic AVF in any group lost primary patency due to central stenosis.

Secondary and other endpoints

Vonapanitase showed results consistent with a beneficial effect on multiple secondary efficacy endpoints. The prespecified efficacy endpoints were unassisted maturation, secondary patency, use for hemodialysis and hemodynamically significant lumen stenosis. In addition, we performed a prespecified efficacy analysis of average rate of procedures to restore or maintain AVF patency, a component of our primary endpoint. As with the primary efficacy analyses, we performed a number of prespecified and exploratory analyses of the data from this Phase 2 trial.

•	Unassisted maturation. Maturation is necessary for use of an AVF for hemodialysis. Unassisted maturation was defined as achieving maturation at three months without an intervention. Maturation was assessed using ultrasound measuring blood flow and lumen vein diameter. All ultrasounds were reviewed by a central reader masked to treatment assignment and AVF outcome. Two well-accepted criteria for measuring maturation were used, as shown in the footnotes in the table below. The 30 microgram dose, which we have included in our Phase 3 trials, showed improvement in maturation at Month 3, with statistically significant benefit seen in all AVFs combined and patients receiving radiocephalic AVFs (figure below). In the subset of patients with brachiocephalic AVFs, there was a trend toward improvement in unassisted maturation at both the 10 and 30 microgram doses.

Unassisted Maturation at Three Months—% of Patients (p-Value vs. Placebo)

	Placebo	Vonapanitase 10 micrograms	Vonapanitase 30 micrograms
All AVFs
Number of Patients	N=39	N=39	N=37
Percentage Mature NKF-KDOQI(1)	46%	64% (p=0.11)	70% (p=0.03)
Percentage Mature Robbin(2)	67%	87% (p=0.03)	92% (p<0.01)
Radiocephalic AVFs
Number of Patients	N=17	N=19	N=14
Percentage Mature NKF-KDOQI(1)	24%	37% (p=0.48)	57% (p=0.08)
Percentage Mature Robbin(2)	47%	74% (p=0.17)	93% (p<0.01)
Brachiocephalic AVFs
Number of Patients	N=22	N=20	N=23
Percentage Mature NKF-KDOQI(1)	64%	90% (p=0.07)	78% (p=0.34)
Percentage Mature Robbin(2)	82%	100% (p=0.11)	91% (p=0.41)

Note:  Prespecified analysis.

(1) National Kidney Foundation Kidney Disease Outcomes Quality Initiative (NKF-KDOQI) maturation is defined as average vein lumen diameter >6 millimeters and an outflow vein blood flow rate >600 milliliters/minute.

(2) Robbin maturation is defined as average vein lumen diameter >4 millimeters and an outflow vein blood flow rate >500 milliliters/minute.

Unassisted Maturation—Radiocephalic AVFs

(1) p-value=0.08 vs. placebo

(2) p-value<0.01 vs. placebo

•	The average rate of procedures to restore or maintain patency per patient year at risk. Patients undergoing a procedure often require repeated procedures over time because procedures such as balloon angioplasty can restore blood flow acutely but also damage the blood vessel. These data can be expressed as a procedure rate calculated as the number of days in which a procedure to restore or maintain patency was performed per patient divided by the patient's time on the trial. Procedures included thrombectomy, angioplasty, stent deployment and surgical revision. In a prespecified analysis, there was a 56% reduction in the rate of procedures in the 30 microgram group versus the placebo group. In the radiocephalic non-prespecified subset there was a 69% reduction in the average rate of procedures in the 30 microgram group versus the placebo group. In the brachiocephalic non-prespecified subset there was a 43% reduction in the average rate of procedure in the 30 microgram group versus the placebo group. Excluding procedures to treat central stenosis, through a non-prespecified analysis, in the brachiocephalic subset there was an 86% reduction in the average rate of procedures in the 30 microgram group versus the placebo group.

Average Procedure Rate to Restore/Maintain Patency (p-Value vs. Placebo)

	Placebo	Vonapanitase 10 micrograms	Vonapanitase 30 micrograms
All AVFs (Prespecified)
Number of Patients	N=51	N=50	N=48
Procedures per Year	0.9	0.8 (p=0.53)	0.4 (p=0.07)
All AVFs Excluding Central Stenoses (Non-prespecified)
Number of Patients	N=51	N=50	N=48
Procedures per Year	0.8	0.7 (p=0.44)	0.2 (p<0.01)
Radiocephalic AVFs (Non-prespecified)
Number of Patients	N=24	N=23	N=20
Procedures per Year	1.0	0.8 (p=0.63)	0.3 (p=0.06)
Brachiocephalic AVFs (Non-prespecified)
Number of Patients	N=27	N=27	N=28
Procedures per Year	0.7	0.7 (p=0.72)	0.4 (p=0.50)
Brachiocephalic AVFs Excluding Central Stenoses (Non-prespecified)
Number of Patients	N=27	N=27	N=28
Procedures per Year	0.7	0.7 (p=0.54)	0.1 (p=0.07)

Ninety-two patients with a patent AVF completed 12 months of follow-up in the initial trial were followed in a registry to obtain additional data related to the efficacy endpoints. In this follow up, the vonapanitase 30 mcg benefit on procedure rates persisted out over a median of 3 years in all AVF types as set out in the following table.

Average Procedure Rate to Restore/Maintain Patency Including Registry Data (p-Value vs. Placebo)

	Placebo	Vonapanitase 10 micrograms	Vonapanitase 30 micrograms
All AVFs (Prespecified analysis)
Number of Patients	N=51	N=50	N=48
Procedures per Year	0.7	0.7 (p=0.93)	0.2 (p=0.03)
Radiocephalic AVFs (Non-prespecified analysis)
Number of Patients	N=24	N=23	N=20
Procedures per Year	0.9	0.6 (p=0.60)	0.2 (p=0.05)
Brachiocephalic AVFs (Non-prespecified analysis)
Number of Patients	N=27	N=27	N=28
Procedures per Year	0.6	0.8 (p=0.69)	0.3 (p=0.29)

•	Secondary patency. Secondary patency loss was defined as abandonment of the AVF, which typically occurs following loss of primary unassisted patency due to thrombosis or failure of a procedure to restore patency and leads to additional surgery to create a new vascular access. We observed no significant differences in the risk of secondary patency loss in the overall AVF population or the non-prespecified subset of patients receiving brachiocephalic AVFs. However, as seen in the Kaplan-Meier curves and table below, a trend toward prolonged secondary patency was seen in patients receiving radiocephalic AVFs. In this non-prespecified subset analysis, treatment with vonapanitase at doses of 10 and 30 micrograms was associated with reductions of 55% and 73%, respectively, in the risk of secondary patency loss.

Secondary Patency—Radiocephalic AVFs

	Vonapanitase 10 microgram dose	Vonapanitase 30 microgram dose
Number of Patients	N=23	N=20
Unadjusted Risk vs. Placebo	-55% (p=0.19)	-73% (p=0.08)

Note:  Non-prespecified analysis.

Ninety-two patients with a patent AVF completed 12 months of follow-up in the initial trial were followed in a registry to obtain additional data related to the efficacy endpoints. In this follow-up, the vonapanitase 30 mcg benefit on secondary patency in radiocephalic AVFs persisted over a median of three years.

•	Use for hemodialysis. Use was defined as use of the AVF for hemodialysis at any time without a previous intervention. Although the results were not statistically significant, there was a trend to more patients using the AVF for hemodialysis in the 30 microgram group (69%) compared with the placebo group (53%).

•	Hemodynamically significant lumen stenosis. Hemodynamically significant lumen stenosis, or narrowing of blood vessels, impairs AVF maturation and contributes to AVF patency loss. Hemodynamically significant lumen stenosis was defined as a 50% or greater stenosis and a significant elevation in peak blood flow velocity across the stenosis detected by ultrasound. Ultrasounds were performed using a standard protocol and reviewed by a central reader masked to treatment assignment and AVF outcome. Although the results were not statistically significant, there was a trend to fewer patients with a hemodynamically significant lumen stenosis in the patients receiving 10 micrograms (30%) and 30 micrograms (39%) of vonapanitase compared with the placebo group (51%) at six weeks. Detecting hemodynamically significant lumen stenosis is technically challenging and often confounded by the performance of procedures, such as angioplasty to treat stenosis prior to the ultrasound examination.

Safety and tolerability

Vonapanitase is administered topically at the vascular access and only acts locally. We have not observed systemic activity or systemic toxicity in our preclinical animal studies, even following single-dose intravenous administration at very high multiples of the Phase 2 clinical trial doses. Safety evaluations in Phase 2 included ascertainment of adverse events, physical examinations, ultrasounds of the AVFs and nearby vessels, vital signs and laboratory studies. No significant safety signals were identified. In the trial, most patients treated with vonapanitase reported adverse events, the most common of which are summarized in the following table, as compared to placebo. These events were generally consistent with the medical events experienced by CKD patients undergoing AVF creation surgery. The most frequent adverse events were AVF incision pain, venous stenosis, procedural pain, AVF thrombosis, steal syndrome and hypoesthesia. Serious adverse events, or SAEs, reported by the investigator as possibly drug-related occurred in two 10 microgram vonapanitase patients (both AVF thrombosis), and two 30 microgram vonapanitase patients (one chest pain and one swelling at the surgical incision). There were no SAEs reported by the investigator as possibly drug-related in the placebo group. There was one SAE reported by the investigator as drug-related in the 10 microgram vonapanitase group (AVF maturation failure), and there were none in the other treatment groups.

Number and Proportion (%) of Patients with

Very Common Adverse Events(1)

N (%)	Placebo N=51	Vonapanitase 10 micrograms N=51	Vonapanitase 30 micrograms N=49
Any adverse event	42 (82)	39 (77)	43 (88)
AVF thrombosis	13 (26)	8 (16)	7 (14)
Venous stenosis	10 (20)	7 (14)	8 (16)
Steal syndrome	7 (14)	2 (4)	6 (12)
Hypoesthesia	7 (14)	6 (12)	6 (12)
Procedural pain	6 (12)	11 (22)	11 (22)
AVF incisional pain	5 (10)	9 (18)	9 (18)
AVF site complication	5 (10)	4 (8)	4 (8)
Nausea	5 (10)	1 (2)	2 (4)
Peripheral edema	5 (10)	0 (0)	2 (4)
Arterial stenosis	4 (8)	5 (10)	0 (0)
Paresthesia	1 (2)	1 (2)	5 (10)
Pain in extremity(2)	0 (0)	1 (2)	5 (10)

Note:  None of the differences between groups were statistically significant.

(1) Adverse events occurring in at least 10% of placebo or either vonapanitase treatment groups.

(2) All but one unrelated to limb used in AVF surgery.

Phase 1/2 AVF Clinical Trial

We submitted an investigational new drug application, or IND, for vonapanitase as a treatment for patients undergoing AVF creation on April 30, 2008. Our initial clinical trial of vonapanitase was a Phase 1/2, randomized, double-blind, placebo-controlled, dose-escalation safety and exploratory efficacy trial in 66 patients undergoing creation of a radiocephalic or brachiocephalic AVF. Patients were treated with vonapanitase at nine dose levels ranging from 3.3 micrograms to 9 milligrams or placebo at the time of AVF creation and were followed for up to one year. This trial did not meet its primary endpoint, an endpoint we did not pursue in our Phase 2 trial. However, consistent with our mechanism of action that involves partial fragmentation of elastin, doses of vonapanitase at 3.3, 10 and 33 micrograms were associated with a trend toward prolonged primary unassisted patency (secondary endpoint p=0.66 in the All Treated population and p=0.15 in the All Treated Minus 3 population), fewer procedures to restore or maintain patency (collected as supportive data) and less hemodynamically significant lumen stenosis (collected as supportive data) compared with placebo treated patients or patients treated with higher vonapanitase doses. Higher doses showed results similar to placebo and no dose met the primary efficacy endpoint with statistical significance. No dose-related increases in adverse events were observed in the trial. Based on the results of this trial, we selected 10 microgram and 30 microgram doses for further study in the Phase 2 trial.

Our Phase 3 Program

We are conducting two randomized, double-blind Phase 3 trials, with staggered start dates, comparing a 30 microgram dose of vonapanitase to placebo. We began enrolling patients in our first Phase 3 pivotal trial, PATENCY-1, for vonapanitase in patients with CKD undergoing creation of a radiocephalic AVF in the third quarter of 2014 and began enrolling patients in the second Phase 3 trial, PATENCY-2, in August 2015. Each of the trials will enroll patients undergoing a surgical procedure to create a radiocephalic AVF. Each Phase 3 trial will enroll approximately 300 patients, for a total of approximately 600 patients, who will be randomized such that twice as many patients will receive vonapanitase as compared to placebo.

In April 2013, we held an end of Phase 2 meeting with the FDA, during which we confirmed the following key elements of our Phase 3 development plan: (i) the primary efficacy endpoint in our Phase 3 trials, primary unassisted patency, which is the same as our primary endpoint in our Phase 2 trial, is suitable for approval of vonapanitase in the United States; (ii) the secondary efficacy endpoint in our Phase 3 trials, secondary patency, which was a secondary endpoint in our Phase 2 trial, could be acceptable for inclusion in the approved product labeling in the United States if we hit statistical significance on both the primary endpoint and the secondary endpoint, and possibly even if we do not hit statistical significance on the secondary endpoint; (iii) the total number of patients expected to be treated through our Phase 3 trial will provide a sufficient safety database to support a BLA filing; (iv) we do not need to conduct additional preclinical studies prior to conducting our Phase 3 clinical trials or to support a BLA filing; and (v) we have Phase 3-ready active pharmaceutical ingredient, or API, and finished product.

We began enrolling patients in our first Phase 3 trial, PATENCY-1, in the third quarter of 2014. Each patient will be followed for 12 months. We expect that results will be available in December 2016. We began enrolling patients in our second Phase 3 trial, PATENCY-2, in August 2015 and expect to complete full enrollment in the first quarter of 2017.

Our Phase 3 trials will be conducted at sites in the United States with the second trial also including Canadian sites. In addition to collecting data on the primary and secondary endpoints, the Phase 3 clinical trials will collect information related to the endpoints of maturation, use for hemodialysis and the rate of procedures to restore or maintain patency. Patients who consent will be enrolled in a patient registry to obtain long-term follow-up efficacy information.

We have designed each Phase 3 trial to have over 95% power, i.e., there is more than a 95% probability that the study will detect observed clinical effects of vonapanitase if the observed effects are true. In the first Phase 3 trial, 311 patients were randomly allocated by the sites in a 2:1 ratio to either vonapanitase, at 30 micrograms, or to placebo. With a 300 patient sample size (200 vonapanitase and 100 placebo), the study is powered to approximately 96% power to detect an increase in median primary unassisted patency from 5 months to 10 months and 97% power to detect an increase in the proportion of patients with secondary patency at 12 months from 65% to 85%. A 10% drop out rate has been assumed in all of the calculations. The study will follow each patient for a maximum of 12 months. If the results of the first Phase 3 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a BLA, supported by the single Phase 3 trial in which the single Phase 3 trial would form the primary basis of the demonstration of safety and efficacy, and the Phase 2 trial, including non-prespecified analyses, would provide supportive information. We may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial.

Preclinical Development

We have conducted an extensive preclinical program to evaluate the safety and tolerability of single doses of vonapanitase administered locally in animal models of AVF and AVG placement, by percutaneous and endovascular injection in animal models of peripheral artery disease, or PAD, as well as intravenously. We have conducted preclinical studies in multiple species at doses up to 50 milligrams of vonapanitase, which is over 1,500 times higher than the dose we intend to study in our planned Phase 3 clinical trials. We observed no systemic activity or systemic toxicity for vonapanitase in any of our preclinical studies. We observed no toxicity in any of the doses that we subsequently studied or plan to study in Phase 3 clinical trials in humans. Only local toxicity was observed at surgical sites at high doses (10 and 50 milligrams, which is over 300-1500 times higher than the dose we intend to study in our planned Phase 3 clinical trials). These changes were reversible, with normal wound healing observed at 14 days except at the highest (50 milligrams) dose, in which there were some mild persistent changes in the jugular vein and subcutaneous tissue. Normal wound healing was observed in all the AVF studies in rabbits at doses up to 10 milligrams and in all the AVG studies in dogs and pigs at doses up to 20 milligrams (the highest doses tested).

In our preclinical studies, we observed dose-dependent activity of vonapanitase on elastin removal.  Studies have established a correlation with elastin removal and a reduction in neointimal hyperplasia.

Other Programs, Indications and Trials

Other AVF Trials

European clinical program

We are currently evaluating our clinical program to support filing in Europe. We may, based on additional data including the data from our Phase 3 clinical trials in the United States and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe. Prior to initiating a European clinical trial, we plan to formally seek guidance from the EMA regarding their requirements for regulatory approval.

Brachiocephalic AVF

We believe that our Phase 2 clinical data supports further development of vonapanitase in brachiocephalic AVF creation. We may, based on additional data, including the data from our Phase 3 clinical trials, and if sufficient funds become available, study the effects of a 30 microgram dose of vonapanitase versus placebo on brachiocephalic AVFs. Prior to initiation of this trial, we expect to seek guidance from the FDA regarding trial design.

Arteriovenous Grafts

An arteriovenous graft, or AVG, is a surgical procedure in which a surgeon places a synthetic tube to connect a vein and an artery. We submitted an IND for vonapanitase as a treatment for patients undergoing AVG placement on April 30, 2008. We conducted a Phase 1/2 randomized, double-blind, placebo-controlled, dose-escalation trial in 89 patients undergoing placement of an AVG. Patients were treated with placebo or eight different doses of vonapanitase ranging from 10 micrograms to 9 milligrams at the time of AVG placement and were followed for up to one year. Those patients who had not lost secondary patency were subsequently enrolled in a registry to obtain additional follow-up information on the AVG.

The primary outcome measure was safety. Adverse events were consistent with the medical conditions experienced by patients with CKD undergoing AVG surgery and showed no significant differences between groups. Some of the data showed indications of efficacy, especially in secondary patency, which is an approvable endpoint for hemodialysis access, for the groups treated with vonapanitase at doses of 10 micrograms and 30 micrograms.

After reviewing the results from our first Phase 3 clinical trial, and if sufficient funds become available, we may commence a clinical trial of vonapanitase in patients undergoing placement of an AVG.

Peripheral Artery Disease

In addition to vascular access indications, we are investigating vonapanitase as a treatment for patients with symptomatic peripheral artery disease, or PAD. Patients with lower extremity PAD suffer from stenosis formation in the arteries providing blood to the legs. These patients typically present with exercise-induced leg pain, a condition known as intermittent claudication. Patients with claudication are unable to adequately maintain their activities of daily living because they quickly experience pain that can be resolved only through rest. Severe cases result in critical limb ischemia, or lack of oxygen, and the possibility of amputation. PAD is a global problem affecting a large number of people throughout the industrialized world. Approximately 8 million Americans suffer from PAD.

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

We believe that vonapanitase may improve the outcomes associated with angioplasty procedures, resulting in prolonged intervention-free patency while reducing the need for implantation of a permanent stent. We submitted an IND for vonapanitase as a treatment for PAD patients on April 9, 2012. Our initial PAD clinical trial was a Phase 1, open-label, dose-escalation safety/technical feasibility trial in 14 patients undergoing balloon angioplasty of the superficial femoral or popliteal artery in the leg. Following successful angioplasty, patients were treated with vonapanitase via an FDA-cleared, drug-delivery catheter that allows vonapanitase to be administered locally in the outer layer of the vessel wall. Patients were followed for up to 12 months. The study met its stated objectives, as data indicated that catheter-based treatment with vonapanitase was generally well-tolerated and technically feasible. We expect to initiate another Phase 1 study of vonapanitase delivered via a drug-delivery catheter in 2016 in up to 40 symptomatic PAD patients undergoing angioplasty of an infrapopliteal artery below the knee. We expect to follow these patients for 12 months.

We believe that vonapanitase may be an alternative to traditional endovascular procedures such as angioplasty, reducing clinical symptoms without the need for an interventional procedure. Vonapanitase may be delivered via a percutaneous approach, in which a physician inserts an image-guided needle through the skin to inject vonapanitase to the artery around the area of blockage. We believe that vonapanitase may dilate the artery, resulting in increased lumen artery diameter, higher blood flow, and an improvement in clinical symptoms. We anticipate initiating in 2016 a Phase 1 study of vonapanitase delivered via a percutaneous approach enrolling up to 30 patients with symptomatic PAD as an alternative to angioplasty.

We believe that vonapanitase may improve the outcomes associated with vein bypass surgery, resulting in prolonged intervention-free patency. During vein bypass surgery, a surgeon places a vein, typically obtained from the patient’s leg, as an alternative conduit for blood to flow around the area of blockage restoring direct flow to the lower leg and foot. We believe that vonapanitase, administered to the outside of the vein concurrently with the surgery, may improve the outcomes associated with vein bypass surgery, resulting in prolonged intervention-free patency. We would anticipate initiating in 2017 a Phase 1 trial enrolling approximately 10-20 patients undergoing vein bypass surgery.

Manufacturing and Supply

We depend on third-party contract manufacturers for the production of vonapanitase. Our API is produced at our contract manufacturer, Lonza LTD, or Lonza, which is required to comply with the FDA's Current Good Manufacturing Practice, or cGMP, regulations. Vonapanitase finished product is produced at our contract fill/finisher providers, Jubilant HollisterStier and Patheon Manufacturing Services, LLC (formerly DSM Pharmaceuticals, Inc.), which is required to comply with cGMP regulations.

We used API manufactured at Lonza to create finished product that was used in our Phase 2 AVF clinical trial and is currently being used for our Phase 3 AVF clinical trials. We also plan to manufacture API at Lonza for our commercial launch and future trials.

We modified our finished product at Jubilant HollisterStier for our Phase 3 trials and potential commercial launch in order to facilitate ease of administration and fill and finish at the 30 microgram doses. The modified finished product is reconstituted with sterile water to create a dosing solution containing 30 micrograms of vonapanitase. We demonstrated that the modified finished product had the same elastase activity and the same elastin removal from blood vessels following ex vivo treatments as the previous finished product using synthetic and natural elastin substrates. The modified finished product formulation was similar to the previous finished product formulation in maintaining the health and viability of live cells in culture. These data suggest the modified finished product will have the same efficacy and safety in clinical trials as the previous finished product.

Release and stability testing for API and finished product are performed at PPD, Inc. The tests indicate stability of at least five years for our API and at least two years for our finished product.

In our Phase 1 AVF study, Phase 1 AVG study, and Phase 1 PAD study, vonapanitase finished product at the 5 milligram per vial formulation was used. We plan to use this same 5 milligram formulation of vonapanitase, manufactured at Patheon, in two of our Phase 1 PAD studies. The finished product at Jubilant HollisterStier will be used for a third PAD study.

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

Sales and Marketing

Our commercialization strategy is to develop vonapanitase into a leading therapy worldwide for the treatment of AVFs and in other renal and vascular diseases.

We have not yet established a sales and marketing organization. Our Chief Executive Officer has significant commercial experience in the industry, including commercial launch experience in the renal market. We intend to recruit an in-house specialty hospital sales force in the United States focused on promoting vonapanitase. We plan to target our marketing and sales efforts at those vascular surgeons who create AVFs. There are approximately 2,800 vascular surgeons in the United States. We believe a specialty hospital sales force of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team, will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the AVF creations performed in the United States annually.

We believe that vonapanitase will be reimbursed appropriately as costs related to AVF surgical creation, which is typically performed in the hospital outpatient setting, are not included in the ESRD bundle.

If vonapanitase is approved by the EMA, we may commercialize it in European countries with our own specialty hospital sales force or with a commercial partner, or a combination thereof. We believe that the market for vonapanitase in the five largest countries in the European Union represents the bulk of the potential European market and that a launch using a direct sales force may be achievable in these markets. We hope to enter into collaborations for the development and commercialization of vonapanitase in Japan and other Asian countries.

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

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, as well as our ability to defend and enforce our patents and to operate without infringing the valid enforceable patents and proprietary rights of third parties.

Our ability to prevent third parties from making, using, selling, offering to sell or importing competing products to ours, including a competitor to vonapanitase, depends on the scope of our patents. We have several patents and patent applications relating to the vonapanitase formulation and its therapeutic uses, and we possess substantial know-how relating to the development and commercialization of vonapanitase. We cannot be sure that any of our pending patent applications or future patent filings will lead to the issuance of new patents, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be adequate to protect our market.

We plan on pursuing in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. We expect to use trademark protection for our products as they are marketed.

Patents

We own 21 issued patents and 26 pending patent applications. The patents and applications primarily fall into two families, a first relating to the vonapanitase formulation and its manufacture and use, as well as other formulations of elastases (the "formulation family"), and the second relating to certain therapeutic uses of vonapanitase, and associated systems and kits that include a catheter and are suitable for a subset of those therapeutic uses (the "therapy family"). The formulation family includes two issued United States patent, one issued European patent, additional patents issued in Australia, China, Hong Kong, Japan, Israel, Mexico, and New Zealand, and patent applications pending in several major jurisdictions worldwide, including Japan, China, South Korea, Brazil, Mexico, Russia, India, Europe and the United States. The expected expiration date for any patents that have issued or may issue from the formulation family is December 4, 2028, exclusive of possible patent term extension available for one patent covering vonapanitase under the Hatch-Waxman Amendments or comparable provisions in other jurisdictions, except in the United States where we were awarded a patent term adjustment of 199 days due to United States Patent and Trademark Office, or USPTO delays, taking the expiration date to June 20, 2029. The therapy family includes seven issued United States patents and two issued European patents, and applications pending in the United States, Europe, Canada and Japan. The expected expiration date for any patents that have issued or may issue from the therapy family patents is September 24, 2020, except in the United States where several patents were awarded a patent term adjustment and the expected expiration date of two therapy family patents related to systems and kits including elastase and a catheter is June 30, 2021, exclusive of possible patent term extension.

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

The term of a U.S. patent may be eligible for patent term extension under the Hatch-Waxman Amendment, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have analogous patent extension provisions, which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when vonapanitase receives FDA approval, we expect to apply for patent extension to extend the protection of one of our patents covering vonapanitase or its use.

Assignment of Rights and License Agreement

As successor to Proteon Therapeutics, LLC by merger, we acquired all of the assets of the LLC, including all of the intellectual property rights in a patent family entitled "Local, Transcatheter Delivery of Proteases to Reopen Obstructed Biological Conduits" (the "JHU patent family"). This patent family was originally developed by our founder, Dr. F. Nicholas Franano, at The Johns Hopkins University, or Johns Hopkins, and includes United States patent Nos. 7,063,838; 7,153,505; 7,361,335; 7,632,494; 7,883,699; 8,524,226; 8,562,983; and 8,568,716. Johns Hopkins assigned all of the intellectual property rights to Dr. Franano who in turn assigned the rights to the LLC. Under the terms of the assignment of rights and license agreement with Johns Hopkins, Dr. Franano reimbursed certain costs of Johns Hopkins and agreed to pay the future costs and expenses of patent prosecution and maintenance, as well as any costs related to infringement. In addition, under the agreement, Dr. Franano granted to Johns Hopkins rights to practice under the intellectual property rights for non-profit purposes. Our rights are further subject to any rights the United States Government may have in inventions that are the subject matter of the acquired patents under the Bayh Dole Act due to its sponsorship of research that led to certain of such inventions. The agreement does not specify a term and does not include any termination provisions. Dr. Franano agreed that upon commercialization of the assigned invention, he would remit to Johns Hopkins 2.5% of any revenues or fees received from certain net sales of any product covered by the JHU patent family. We assumed, and are the successor to, all of Dr. Franano's payment and other obligations to Johns Hopkins. Seven U.S. patents in the JHU patent family, and their foreign counterparts, described above as the therapy family, relate to certain therapeutic uses of vonapanitase, and the associated systems and kits that include a catheter and are suitable for a subset of those therapeutic uses.

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

The key competitive factors that will differentiate vonapanitase, if approved, are likely to be its efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

We are not aware of any therapeutic products approved in the United States or Europe for the prevention of vascular access failure. We are aware of other therapies in development by companies including Vascular Therapies and Symic Biomedical. vonapanitase could face competition from companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, CreatiVasc , Laminate Medical Technologies, Stent Tek and TVA Medical. Other potentially competitive products include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase's commercial success could be adversely affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

Government Regulation and Approval

United States—FDA process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of the FDCA which governs the approval of new drug applications, or NDAs. Biological products, such as vonapanitase, are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA. The application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks as drugs. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, clinical holds, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Approval process

FDA approval is required before any new unapproved product or a product with certain changes to a previously approved product may be marketed in the United States. FDA approval is required before any new unapproved drug, which includes biologics, or dosage form, including a new use of previously approved products, can be marketed in the United States. The steps required to be completed before a drug or biologic may be marketed in the United States include:

•	preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic for each indication to FDA's satisfaction;
•	submission to the FDA of a BLA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with cGMP regulations;
•	satisfactory completion of FDA clinical site data audits; and
•	FDA review and approval of the BLA.

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

The manufacture of investigational drugs and biologics for the conduct of human clinical trials is subject to cGMP requirements.  Investigational drugs, biologics, and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution.  Further, the export of investigational drug products and biologics outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

Sponsors must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements.  The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, purity, and potency of the final product.  Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls, including negative or ambiguous results as well as positive findings. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently $2,374,200, and the manufacturer and/or sponsor under an approved new drug or biologic application are also subject to annual product and establishment user fees, currently $114,450 per product and $585,200 per establishment. These fees are typically increased annually.  A waiver or reduction of the application, establishment, and/or product fees may be obtained under certain limited circumstances.  For instance, one basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application or the case of orphan designation.

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

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the FDA approval of vonapanitase and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension. The Hatch-Waxman Amendments permit a patent restoration term, often referred to as patent term extension, of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. The period of the patent term restoration may also be reduced to account for time that an applicant did not act with due diligence.0020Only one patent applicable to an approved drug or biologic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves or denies the application for any patent term extension or restoration. In the future, we intend to apply for extension of patent term for one of our patents covering vonapanitase to add patent life beyond its current expected expiration date.

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

Adverse event reports, deviation reports, and other annual reports are required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug and biologic manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing.  Among the requirements of this legislation, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier and are required to keep certain records regarding the product.  The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically.  Manufacturers are also required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, under this legislation, manufacturers have investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals annually in the United States.  Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same drug or biologic as the already approved drug or biologic. This hypothesis must be demonstrated to obtain orphan drug exclusivity. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. The first NDA or BLA applicant to receive FDA approval for a particular drug or biologic to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research, waiver of the NDA or BLA application user fee, and exclusion from price limitations imposed by the 340B drug discount program on sales of covered outpatient drugs to certain categories of hospitals added to the program by the Affordable Care Act.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary of Health and Human Services.  There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength.  A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. FDA approved the first biosimilar or interchangeable product under the BPCIA in 2015. Other biosimilar applications are currently under review. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product.  However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve year exclusivity period.  The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor must exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor.  The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar's application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

European Union—EMA process

In the European Union, medicinal products are authorized following a similar demanding process as that required in the United States and applications are based on the ICH Common Technical Document, an agreed upon format to assemble all quality, safety and efficacy data for preparation of an application of a new drug. Prior to submitting a European Marketing Authorization Application, or MAA, it is necessary to gain approval of a detailed Pediatric Investigation Plan, or PIP, with the European Medicines Agency's Pediatric Committee, or PDCO. After gaining PIP approval, medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

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

While we believe that our development program, our Phase 3 trial design, and overall non-clinical and clinical data package could support future regulatory approval of vonapanitase in the European Union, we have not submitted such information to the European Union for their review.

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

New medicinal products in the European Union can receive eight years of data exclusivity coupled with two years of market exclusivity, and a potential one year extension, if the marketing authorizations holder obtains an authorization for one or more new therapeutic indications that demonstrates "significant clinical benefit" in comparison with existing therapies; this system is usually referred to as "8+2+1". We expect to be eligible for at least 10 years of market exclusivity following any approval of vonapanitase.

Abridged applications cannot rely on an innovator's data until after expiry of the eight year data exclusivity term; applications for a generic product can be filed but the product cannot be marketed until the end of the market exclusivity term.

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

In addition, particularly in the United States and increasingly in other countries, we may be required to provide mandatory discounts and pay fixed rebates to state and federal governments and agencies in connection with purchases of our products that are used or reimbursed by such entities. Rebates also must be paid to the governments of U.S. territories on drugs that are reimbursed by Medicaid in the territories. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.  Federal programs also impose penalties on manufacturers of drugs marketed under an NDA and biological products marketed under a BLA in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices.  Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably.  Biological products approved under BLAs and drugs approved under NDAs are subject to greater discounts and reporting obligations under federal programs than generic drugs approved under Abbreviated New Drug Applications, or ANDAs, although biosimilars are generally treated the same as the reference biologic. The inflation penalty applicable to these products can equal the selling price.  It is also not uncommon for market conditions to warrant multiple discounts to different customers on the same unit, such as purchase discounts to institutional care providers and rebates to the health plans that pay them, which reduces the net realization on the original sale.

There is no legislation at the European Union level governing the pricing and reimbursement of medicinal products in the European Union other than in relation to the transparency and timing of national decision making and the availability of appeal. As a result, the competent authorities of each of the 28 European Union Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price control methodologies. It is increasingly common in many European Union Member States for Marketing Authorization Holders to be required to demonstrate through health technology assessment the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

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

The civil False Claims Act prohibits anyone from knowingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs (including biologics) or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. A claim includes ‘‘any request or demand’’ for money or property presented to the United States government, and may be predicated on false certification of compliance with a statute or regulation that is a condition of payment. The False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses, and for underpaying rebates by concealing their best price. In addition, federal health care programs require drug and biologic manufacturers to report pricing information, which is used to quantify discounts and establish reimbursement rates.   Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called "qui tam" actions. The False Claims Act provides for trebling of actual damages and a penalty for each false claim the manufacturer submitted or caused to be submitted, which, when aggregated, can yield substantial liability,

In addition to the Anti-Kickback Statute and the civil False Claims Act, there are a number of other laws that we may be subject to due to the nature of our business.  The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. As discussed above, ACA amended the intent standard for HIPAA’s healthcare fraud provision such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute further imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Section 1927 of the Social Security Act requires that manufacturers of drugs and biological products covered by Medicaid report pricing information to the Centers for Medicare & Medicaid Services, or CMS, on a monthly and quarterly basis, including the best price available to any customer of the manufacturer, with certain exceptions for government programs, and pay prescription rebates to state Medicaid programs based on a statutory formula and derived from reported pricing information.  In addition, many states authorize their Medicaid programs to establish Preferred Drug Lists (which include biologics) to leverage supplemental Medicaid rebates.  Reporting false pricing information may cause underpayment of rebates or overpayment of pharmacies that are reimbursed by Medicaid on the basis of reported prices and has been the basis of numerous civil, as well as criminal False Claims Act cases against manufacturers.

The Veterans Health Care Act, or VHCA, requires manufacturers of covered drugs and biologics participating in the Medicaid program to report certain non-federal pricing information from which a mandatory purchase discount is derived and to enter into Federal Supply Schedule contracts with the Department of Veterans Affairs through which their covered drugs and biologics must be sold to certain federal agencies at the statutory price.  This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions.  In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics.

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

Similar rigid restrictions are imposed on the promotion and marketing of medicinal products in the European Union and other countries. Laws (including those governing promotion, marketing, anti-kickback and personal data provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have adverse implications for us.

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

Employees

As of March 10, 2016, we had 17 full-time employees and one part-time employee, of whom 11 are in research and development and six are in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $21.4 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $131.3 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical development and seek regulatory approval of vonapanitase, particularly with respect to its lead indication for radiocephalic arteriovenous fistula, or AVFs;

•	commercialize vonapanitase directly in the United States;

•	undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe;

•	pursue additional indications for vonapanitase including clinical development of vonapanitase for brachiocephalic AVFs, patients requiring placement of an arteriovenous graft, or AVG, and symptomatic peripheral artery disease, or PAD;

•	in-license or acquire additional product opportunities and make milestone or other payments under any in-license agreements;

•	contracting for the manufacture of commercial quantities of vonapanitase;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development; and

•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2015, our cash, cash equivalents and available-for-sale investments were $65.3 million. Our research and development expenses were $12.4 million and $6.4 million for the years ended December 31, 2015 and 2014, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic AVFs, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 AVF trial in August 2015 and expect to complete enrollment in the first quarter of 2017. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2017, allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs. This period could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete our second Phase 3 trial. In addition, we plan to initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our first Phase 3 AVF clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Even if vonapanitase or any additional product candidates that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Our failure to become and remain profitable would depress the market price of our Common Stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Vonapanitase will require additional clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote vonapanitase for any indication before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive this regulatory approval for any of our product candidates. If we do not receive FDA approval and successfully commercialize vonapanitase, we will not be able to generate revenue from vonapanitase in the United States in the foreseeable future, or at all. Moreover, any significant delays in obtaining approval for and commercializing vonapanitase will have a substantial adverse impact on our business and financial condition.

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar drug or biologic approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that vonapanitase or any additional product candidates will be successful in clinical trials or receive regulatory approval. In our Phase 2 clinical trial, our primary efficacy endpoint of primary unassisted patency did not show statistically significant benefit for the 30 microgram dose versus placebo. While statistical analyses of the subset of patients with radiocephalic AVFs suggested a clinically significant benefit over placebo for that patient subset, those analyses were not prespecified, and we cannot assure you that these non- prespecified results will be repeated in our Phase 3 trials. Following completion of the Phase 2 clinical trial of vonapanitase, we analyzed the data in a number of ways in addition to the analysis specified in the protocol. For example, we analyzed the data from the subset of patients undergoing creation of a radiocephalic AVF. Analysis of data in a manner or from subsets that were not prespecified in the protocol is typically not sufficient to serve as the basis for regulatory approval and is generally not considered as reliable as analyses which were prespecified in the protocol. Even though our Phase 3 trials will enroll patients undergoing a surgical procedure to create a radiocephalic AVF (i.e., that subset of patients in which vonapanitase showed a greater benefit in our Phase 2 clinical trial), there are risks of failure inherent at any stage of product development, and we may not demonstrate efficacy with regard to the primary endpoint of our ongoing and planned Phase 3 clinical trials, or unexpected adverse events may appear. Further, vonapanitase or any additional product candidates, may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from vonapanitase will depend on our ability to, among other things:

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

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. Proteon has limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of vonapanitase or any additional product candidates.

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

If clinical trials of vonapanitase or any additional product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable foreign regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of vonapanitase or any additional product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulatory authorities, such as the EMA, impose similar restrictions. We may never receive these regulatory approvals. We must have completed extensive preclinical development and clinical trials to demonstrate the safety and efficacy of the product candidate in humans before we will be able to obtain these approvals. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

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

Vonapanitase and any additional product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, approval, manufacturing, recordkeeping, labeling, storage, advertising, promotion, distribution, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Vonapanitase is still in development and is subject to the risks of failure inherent in drug or biologic development. We have not received approval to market any product candidate from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to gain marketing approvals, and we expect to rely on third-parties, including clinical research organizations, or CROs, to assist us in this process. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. Vonapanitase may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. We may gain regulatory approval for vonapanitase or any additional product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the product, or we may never obtain regulatory approval for vonapanitase or any additional product candidates in any jurisdiction.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical research, labeling, advertising and promotional activities for the product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, tracking, tracing, and investigation, notification, disposition obligations under the Drug Quality and Security Act, registration and listing requirements, current good manufacturing practices, or cGMPs, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

Even if regulatory approval of a product is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed and may be subject to other conditions of approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other regulatory requirements. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any such products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on a product’s manufacturing processes;

•	restrictions on the marketing of a product;

•	restrictions on product distribution;

•	requirements to conduct post-marketing clinical trials;

•	Untitled, Cyber, or Warning Letters from the FDA or similar correspondence from comparable regulatory authorities;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	mandated modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	requirements to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	debarring us pursuant to the FDCA, excluding us from participation in federal healthcare programs, requiring a corporate integrity agreement or debarring us from government contracts;

•	the imposition of costly new manufacturing requirements or use of alternative suppliers, requiring additional warnings on the label;

•	FDA or other regulatory bodies issuing safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about our products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory approvals or refusal to approve future or pending applications or supplements;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions; and/or

•	imposition of civil or criminal penalties.

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

Based on our Phase 2 trial, adverse side effects that could occur with treatment with vonapanitase include AVF surgical incision pain, venous stenosis, procedural pain, AVF thrombosis, steal syndrome and hypoesthesia. If any of these adverse events occur in rates or severity exceeding placebo and unacceptable to regulatory authorities or IRBs, if anti-vonapanitase antibodies develop and are associated with cross-reactivity to other proteases, or unknown serious events emerge, our clinical trials could be suspended or terminated by us, IRBs, or the applicable regulatory authorities, and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of, or deny approval of, vonapanitase or any additional product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of vonapanitase or any additional product candidates, the commercial prospects of these product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including more limited patient populations, may require that contraindications, warnings or precautions be included in the product labeling, including a black-box warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have received a fast track product designation for vonapanitase for improving vascular access and decreasing the need for surgery in patients with CKD who are on hemodialysis or being prepared for hemodialysis. As applicable, we may seek fast track, priority review, or other designations for other uses of vonapanitase. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs and biologics intended to treat a serious condition which demonstrate the potential to address an unmet medical need. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs and biologics that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as fast track products, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs and biologics designated as fast track products therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, which typically adds two months to the timeline for review and decision from the date of submission.

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

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, debarment from government contracts, exclusion from participation in federal healthcare programs and corporate integrity agreements with governmental authorities that materially restrict the manner in which a company promotes or distributes drug and biologic products. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in any fines or settlement funds. If the government does not intervene, the individual may proceed on his or her own. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label product uses involving fines that are as much as $3.0 billion.

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

We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug or biologic manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. Other laws that we may be subject to include the civil False Claims Act, criminal False Claims Act, the HIPAA fraud and abuse provisions, the Civil Monetary Penalties statute, Section 1927 of the Social Security Act, the Veterans Health Care Act, the Foreign Corrupt Practices Act, federal and state statutes and regulations pertaining to payments made to physicians and other health care providers, the HIPAA privacy and security provisions, and other analogous state laws. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback, healthcare, or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and certain of the criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. False claims laws prohibit anyone from knowingly and presenting, or causing to be presented for payment, to government third-party payors (including Medicare and Medicaid) claims for reimbursed drugs, or biologics or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Liability may also arise from false certification of compliance with laws and regulations that are conditions of payment. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws, and other healthcare statutes are punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. We may further be subject to such other actions as debarment from government contracts and future orders under existing contracts, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

We currently do not have a commercial infrastructure for the marketing, sale and distribution of biological products. If approved, in order to commercialize our products, we must build our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. If vonapanitase is approved by the FDA, we plan to build a specialty sales force in the United States of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team. We may seek to further penetrate the United States market in the future by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies or third party manufacturing and sales organizations. If approved for marketing outside the United States, we may commercialize outside the United States with our own specialty sales force and/or with a commercial partner.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology and medical device companies, academic institutions, governmental agencies and public and private research institutions. While we believe that vonapanitase’s features, safety and efficacy will differentiate it from any competitive products that may become available in the future, we expect to face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies and medical device companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies.

Some of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, marketing and selling approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. Moreover, President Obama's proposed budget for fiscal year 2017 proposes cutting this twelve year period of exclusivity down to seven years. President Obama also proposed to prohibit additional periods of exclusivity for brand biologic products due to minor changes in product formulation, a practice often referred to as “evergreening.” The Trans-Pacific Partnership international trade agreement further includes exclusivity provisions for biologics that would require member countries not to approve biosimilars before at least 8 years of exclusivity has expired for biologics or, alternatively, five years plus other measures to provide effective market protection. Future proposed budgets, international trade agreements and other arrangements or proposals may also affect periods of exclusivity in the future. .

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

Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is possible that payers will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidate, vonapanitase, for our clinical trials, and eventual commercial supply, if we receive regulatory approval. There are a small number of suppliers for certain raw materials that we use to manufacture vonapanitase. These suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although the API and the finished product for each of our Phase 3 trials has already been manufactured and is held in storage, we will need supply of finished product as part of the process validation and for any stability or other tests in connection with a BLA application and also to conduct additional clinical trials, for example for additional vonapanitase indications. We will further require finished product for commercialization if we receive regulatory approval. Any significant delay in the supply of vonapanitase’s ingredients due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of vonapanitase or any additional product candidate, and commercialization as we believe that replacing Lonza as the manufacturer of our API would take one to two years and replacement of any of our other manufactures may take a substantial amount of time. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidate, our ability to commercially launch and/or generate revenues from the sale of any approved product would be impaired. Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;

•	reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and

•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and efficacy of vonapanitase or any additional product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

If any of our relationships with these third-party CROs terminates, we may not be able to enter into arrangements with alternate CROs or to do so on commercially reasonable terms. Further, switching or adding additional CROs involves additional costs and requires management time and focus. In addition, a transition period may be required when a new CRO commences work. As a result, delays may occur, which could materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of December 31, 2015 we own 29 issued patents and own 20 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Some of our intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as government “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with these regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with foreign manufacturers.

Some of our intellectual property rights may have been generated through the use of United States government funding and therefore are subject to certain federal regulations. For example, our patents relating to some therapeutic uses of vonapanitase and associated systems and kits that include a catheter, which we refer to as the “therapy family,” arose from research funded by the United States government. As a result, the United States government has certain rights to this intellectual property pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” The United States government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with foreign product manufacturers for products covered by the applicable intellectual property.

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

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patent-eligible subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patent-eligible, but claims to complementary DNA molecules are patent-eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. However, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. This guidance did not limit the application of Myriad to DNA, but, rather, applied the decision to other natural products.

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

Upon completion of our Initial Public Offering, or IPO, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and foreign regulators, provide accurate information to the FDA and foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, and report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for vonapanitase, restrict or regulate post-approval activities and affect our ability to profitably sell vonapanitase, if approved. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, targets or interpretations will be changed, or what the impact of such changes on the marketing approvals of vonapanitase, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the ACA, which substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize, and the prices we may obtain for, vonapanitase, if approved for sale, are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	increases in the statutory minimum rebates a manufacturer must pay as a condition to having a drug or biologic available for coverage under the Medicaid program;

•	expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, and the addition of new government investigative powers and enhanced penalties for non-compliance;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs and biologics dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug and biologic samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•	a special Medicare Part B payment rate for biosimilars that favors them over the reference biological product.

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

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act and our policies regarding stock transactions, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our Common Stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our Common Stock by such persons could cause the price of our Common Stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our Common Stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our Common Stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

The issuance of additional sales of our Common Stock, or the perception that such issuances may occur, including through our "At-The-Market" offering, could cause the market price of our Common Stock to fall.

We have entered into a Sales Agreement with Cowen and Company, LLC ("Cowen"), for the offer and sale of up to $40 million in aggregate amount of our Common Stock from time to time through Cowen, as our sales agent, pursuant to a Registration Statement on Form S-3 which became effective on January 12, 2016. Cowen is not required to sell any specific number or dollar amount of shares of our Common Stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares up to $40 million upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen.

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. Whether we choose to affect future sales under the At-The-Market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our At-The-Market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

Our issuance of Common Stock under our “At-The-Market” offering program may be dilutive, and there may be future dilution of our Common Stock.

After giving effect to the issuance of Common Stock under our At-The-Market offering program and the receipt of the expected net proceeds and the use of those proceeds, there may be a dilutive effect on our estimated earnings per share and funds from operations per share in years during which an offering is ongoing. The actual amount of potential dilution cannot be determined at this time and will be based on numerous factors. Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional Common Stock or preferred stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, Common Stock or preferred stock or any substantially similar securities in the future. The market price of our Common Stock could decline as a result of issuances of a large number of shares of our Common Stock after this offering or the perception that such issuances could occur.

Our management will have broad discretion with respect to the use of the proceeds resulting from the issuance of Common Stock under our “At-The-Market” offering program.

Our management has significant flexibility in applying the net proceeds we expect to receive from the issuance of Common Stock under the Sales Agreement. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying debt. However, because the net proceeds are not required to be allocated to any specific investment or transaction, investors cannot determine at the time of issuance the value or propriety of our application of the net proceeds, and investors may not agree with our decisions. In addition, our use of the net proceeds from the offering may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our Common Stock.

Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our Common Stock to decline.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through strategic partnerships with third parties. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additional funding may not be available to us on acceptable terms, or at all.

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

As of December 31, 2015, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

As described above under “—Risks Related to Our Financial Condition and Need for Additional Capital,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, Sections 382 and 383 of the Code, limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. We completed an analysis to determine if there were changes in ownership for tax years through 2014, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards and it was determined there was no change in ownership. We are in the process of completing an analysis to determine if there were changes in ownership for tax years through 2015, as defined by Section 382. To the extent the Company undergoes a change in ownership, as defined by Section 382, utilization of our net operating losses and tax credits carryforwards may become limited. If this were to occur, this could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary facility is located in Waltham, Massachusetts, where we lease approximately 4,943 square feet of office space. Our lease expires in June 2018. We also have a facility located in Kansas City, Kansas, where we lease approximately 80 square feet of office space. Our lease in Kansas City expires in December 2016. We believe that our existing facilities are sufficient for our current needs and our needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been publicly traded on the NASDAQ Global Market under the symbol “PRTO” since October 22, 2014. Prior to that time, there was no public market for our Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2015
First quarter	$12.65	$9.88
Second quarter	$18.45	$11.00
Third quarter	$20.00	$11.65
Fourth quarter	$17.76	$12.57
Year Ended December 31, 2014
Fourth quarter (from and after October 22, 2014)	$12.00	$8.57

On March 10, 2016, the last reported sale price for our Common Stock on the NASDAQ Global Market was $6.24 per share.

Holders

As of March 10, 2016, there were approximately 39 holders of record of our Common Stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparative Stock Performance Graph

The following graph shows a comparison from October 22, 2014, the date on which our Common Stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on October 22, 2014, in our Common Stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2015. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends.  The graph assumes our closing sales price on October 22, 2014 of $10.03 per share as the initial value of our Common Stock and not the initial offering price to the public of $10.00 per share.

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

* $100 invested on October 22, 2014

Cumulative Total Return Comparison

	10/22/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Proteon Therapeutics, Inc.	100.00	103.69	115.95	178.07	138.68	154.64
NASDAQ Composite	100.00	108.06	111.82	113.78	105.41	114.25
NASDAQ Pharmaceutical	100.00	104.64	111.83	112.59	102.70	106.34

The performance graph in this Item 5 is not deemed to be "soliciting material" or to be "filed" with the Security and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Proteon Therapeutics, Inc. under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2015.

Number of securities
		Weighted-	remaining available
	Number of securities	average exercise	for future issuance
	to be issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding stock	options,	(excluding securities
	options, warrants and	warrants and	reflected in column
Plan category	rights	rights	(a))
Equity compensation plans approved by security holders (1)	2,200,369	$8.52	516,921
Equity compensation plans not approved by security holders	-	-	-
Total	2,200,369	$8.52	516,921

(1)	Includes information regarding our Amended and Restated 2006 Equity Incentive Plan.

Stockholders. As of March 10, 2016, we had 39 holders of record of our Common Stock.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Initial Public Offering

On October 27, 2014, we completed the sale of 6,110,000 shares of Common Stock and, on November 21, 2014, we completed the sale of 916,500 shares of Common Stock upon the exercise of an option by our underwriters to purchase additional shares, in each case at a public offering price of $10 per share for aggregate gross proceeds of $70,265,000. The offer and sale of all of the shares in the Initial Public Offering, or IPO, were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1, as amended (File No. 333-198777), which was declared effective by the SEC on October 21, 2014. The joint book-running managers for the IPO were Stifel, Nicolaus & Company, Incorporated and JMP Securities LLC. The co-managers for the IPO were Robert W. Baird & Co. Incorporated and Oppenheimer & Co. Inc. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We received net proceeds from the IPO, including the exercise of the underwriter’s over-allotment, of approximately $62,500,000, after deducting underwriting discounts and commissions of approximately $4,919,000 and offering-related expenses of approximately $2,830,000 payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, corporate bonds and U.S. government-backed and agency securities. As of February 29, 2016, we estimate that we have used approximately $24.7 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the three years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data at December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2012 and the selected consolidated balance sheet data at December 31, 2013 and 2012 have been derived from our audited consolidated financial statements for such years not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

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

	Proteon Therapeutics, Inc.
	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share data)
Revenue	$-	$2,948	$-	$-
Operating expenses:
Research and development	12,381	6,432	3,994	5,907
General and administrative	8,489	4,096	3,128	2,089
Total operating expenses	20,870	10,528	7,122	7,996
Loss from operations	(20,870)	(7,580)	(7,122)	(7,996)
Other income (expense):
Investment income	144	24	4	20
Interest expense	-	(857)	(861)	-
Other (expense) income	(651)	5,071	67	6
Total other (expense) income	(507)	4,238	(790)	26
Net loss	$(21,377)	$(3,342)	$(7,912)	$(7,970)
Unrealized loss on available-for-sale investments	(5)	(6)	(1)	(5)
Comprehensive loss	$(21,382)	$(3,348)	$(7,913)	$(7,975)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(21,377)	$(3,342)	$(7,912)	$(7,970)
Accretion of redeemable convertible preferred stock to redemption value	-	(6,353)	(6,119)	(6,133)
Net loss attributable to common stockholders	$(21,377)	$(9,695)	$(14,031)	$(14,103)
Net loss per share attributable to common stockholders - basic and diluted	$(1.30)	$(3.16)	$(59.66)	$(61.16)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,464,123	3,064,507	235,184	230,607

Supplemental disclosure of stock-based compensation expense:

Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:

Research and development	$650	$114	$106	$46
General and administrative	1,514	345	49	64
Total	$2,164	$459	$155	$110

	December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$65,263	$83,595	$5,152	$7,471
Working capital	62,475	82,263	(4,438)	6,499
Total assets	67,538	84,798	5,659	7,782
Preferred stock	-	-	96,405	90,286
Common stock and additional paid-in-capital	194,667	192,340	-	-
Total stockholders’ equity (deficit)	63,405	82,460	(100,514)	(86,656)

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K , they may not be predictive of results or developments in future periods.

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

As of December 31, 2015, we had received an aggregate of $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of December 31, 2015, we had an accumulated deficit of $131.3 million and our net loss for the year ended December 31, 2015 was $21.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at December 31, 2015 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017, thus allowing us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	we commenced our first Phase 3 clinical trial of vonapanitase for patients undergoing creation of a radiocephalic AVF in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015 and expect to complete enrollment in the first quarter of 2017. If the results from the first Phase 3 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a BLA, supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the second Phase 3 trial;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic AVFs and in patients undergoing placement of an arteriovenous graft, or AVG; and

•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA filing.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive and other administrative functions. Other general and administrative expenses also include professional fees for legal, patent review, consulting and accounting services as well as facility related costs. We anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our NASDAQ listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

Additionally, if and when we believe a regulatory approval of vonapanitase appears likely, we anticipate that we will increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations.

Investment Income

Investment income consists of interest income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists of interest incurred on debt instruments, amortized deferred financing costs and amortized debt discount. The debt discount primarily consists of the fair value of the bifurcated features embedded in the convertible notes issued in September 2013 and converted in May 2014.

Other (Expense) Income, Net

Other (expense) income, net consists of the gain realized by the sale of fixed assets, changes in the fair value of the derivative liability associated with the convertible notes, changes in the fair value of the investors’ rights and obligations issued in connection with the Series D redeemable convertible preferred stock, non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of our active pharmaceutical ingredient (“API”) which requires us to make payments in Swiss Francs. The derivative liability associated with the convertible notes was extinguished upon the conversion of the notes into Series D redeemable convertible preferred stock in May 2014. The Series D investors’ rights and obligations were either exercised or extinguished upon the completion of our IPO in October 2014.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to clinical trial accruals, stock-based compensation expense, embedded derivatives and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014

Weighted average expected volatility	79.80%	79.50%
Expected term (in years)	6.11	6.00
Risk free interest rate	1.76%	1.88%
Expected dividend yield	0.00%	0.00%

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,		Period-to-Period
	2015	2014	Change

Revenue	$-	$2,948	$(2,948)

Operating expenses:
Research and development	12,381	6,432	5,949
General and administrative	8,489	4,096	4,393
Total operating expenses	20,870	10,528	10,342
Loss from operations	(20,870)	(7,580)	(13,290)
Other income (expense):
Investment income	144	24	120
Interest expense	-	(857)	857
Other (expense) income, net	(651)	5,071	(5,722)
Total other (expense) income	(507)	4,238	(4,745)
Net Loss	$(21,377)	$(3,342)	$(18,035)

Revenue. During the years ended December 31, 2015, our revenue was $2.9 million lower as compared to the year ended December 31, 2014 due to the recognition of $2.9 million of deferred revenue related to the expiration in August 2014 of any rights and obligations under the aforementioned 2009 agreement.

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Period-to-Period
	2015	2014	Change

External PRT-201 research and development expenses	$8,580	$4,096	$4,484
Internal research and development expenses	3,801	2,336	1,465
Total research and development expenses	$12,381	$6,432	$5,949

During the year ended December 31, 2015, our total research and development expenses increased by $5.9 million compared to the year ended December 31, 2014 primarily due to $4.5 million in increased external expenses. The increase of $4.5 million in external expenses was primarily driven by $3.4 million in increased expenses for our ongoing radiocephalic AVF Phase 3 clinical trials and $1.0 million in increased expenses for our manufacturing pre-validation and other efforts. Our internal research and development expenses increased by $1.4 million in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to increased personnel costs.

General and Administrative Expenses. During the year ended December 31, 2015, our total general and administrative expenses were $4.4 million higher as compared to the year ended December 31, 2014 primarily due to $2.6 million of additional overhead and personnel costs to support our ongoing corporate activities and $1.8 million in increased expenses associated with being a public company.

Investment Income. During the year ended December 31, 2015, investment income increased by $0.1 million due to the increase in interest income earned on our higher cash, cash equivalents and marketable securities balances during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest Expense. During the year ended December 31, 2015, interest expense was $0.9 million lower as compared to the year ended December 31, 2014 due to the decrease of $0.9 million in interest expense related to our convertible notes which were extinguished in May 2014.

Other (Expense) Income, Net. During the year ended December 31, 2015, other (expense) income, net changed by $5.7 million as compared to the year ended December 31, 2014 primarily due to a decrease of $5.0 million in income related to the change in fair market value of the Series D preferred stock investor rights obligation in 2014 and an increase of $0.7 million expense related to the change in the fair value associated with the forward foreign currency contracts we entered into in second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Comparison of the Years Ended December 31, 2014 and 2013

	Years Ended December 31,		Period-to-Period
	2014	2013	Change

Revenue	$2,948	$-	$2,948

Operating expenses:
Research and development	6,432	3,994	2,438
General and administrative	4,096	3,128	968
Total operating expenses	10,528	7,122	3,406
Loss from operations	(7,580)	(7,122)	(458)
Other income (expense):
Investment income	24	4	20
Interest expense	(857)	(861)	4
Other income, net	5,071	67	5,004
Total other income (expense)	4,238	(790)	5,028
Net Loss	$(3,342)	$(7,912)	$4,570

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

Research and Development Expenses.    The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Period-to-Period
	2014	2013	Change

External PRT-201 research and development expenses	$4,096	$1,962	$2,134
Internal research and development expenses	2,336	2,032	304
Total research and development expenses	$6,432	$3,994	$2,438

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

Investment Income. During the year ended December 31, 2014, investment income increased by an immaterial amount.

Interest Expense.   During the year ended December 31, 2014, interest expense decreased by an immaterial amount.

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

Liquidity and Capital Resources

Overview

Since our inception and through the year ended December 31, 2015, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At December 31, 2015, our cash and cash equivalents and available-for-sale investments totaled $65.3 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of December 31, 2015 will be sufficient to fund our operations into the fourth quarter of 2017. We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs, and to fund our CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;

•	the timing and costs of developing vonapanitase for additional indications;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014

Net cash used in operating activities	$(17,566)	$(9,990)
Net cash used in investing activities	(11,331)	(12,483)
Net cash provided by financing activities	163	88,520
Effect of exchange rate changes on cash	(75)	-
Net (decrease) increase in cash and cash equivalents	$(28,809)	$66,047

Comparison of the Years Ended December 31, 2015 and 2014

Net cash used in operating activities was $17.6 million for the year ended December 31, 2015 compared to $10.0 million for the year ended December 31, 2014. The increase of $7.6 million in cash used in operating activities was driven by an increase in our net loss of $18.0 million and offset by an increase of $10.4 million in non-cash operating expenses as compared to the year ended December 31, 2014.

Net cash used in investing activities was $11.3 million for the year ended December 31, 2015 compared to $12.5 million for the year ended December 31, 2014. The decrease of $1.2 million in cash used by investing activities was primarily driven by an increase in maturities and sale of investments of $55.0 million offset by an increase in the purchases of available-for-sale investments of $53.7 million and an increase in capital equipment purchases of $0.1 million as compared to the year ended December 31, 2015.

Net cash provided by financing activities was $0.2 million during the year ended December 31, 2015 compared to $88.5 million for the year ended December 31, 2014. The decrease in cash provided by financing activities of $88.3 million was primarily driven by the proceeds of our Series D Preferred Stock issuance and our IPO during the year ended December 31, 2014.

The following table summarizes our sources and uses of cash for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

Net cash used in operating activities	$(9,990)	$(6,657)
Net cash used in investing activities	(12,483)	2,727
Net cash provided by financing activities	88,520	4,314
Net (decrease) increase in cash and cash equivalents	$66,047	$384

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2015:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases (1)	$420	$168	$252	-	-
Purchase obligations (2)	1,917	1,917	-	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

(2)	In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacture of the API in its lead product candidate, vonapanitase. Purchase obligations include a contractual arrangement in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule.

In addition, as of December 31, 2015, we had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

	Notional Amount	Effective Date	Maturity Date	Number of Instruments
Foreign currency contracts	$5,713	June 12, 2015	Various dates through December 15, 2016	4

The contractual obligations tables do not include any potential future royalty payments we may be required to make under our license assignment with Johns Hopkins University, due to the uncertainty of the occurrence of the events requiring payment under that agreement.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act, or JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2015, we had cash equivalents and available-for-sale investments of $65.3 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

(3)	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive and Director Compensation

The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

The other information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

(b) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

Proteon Therapeutics, Inc.

Index to Consolidated Financial Statements	Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2015 and 2014	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Proteon Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Proteon Therapeutics, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteon Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2016

  Proteon Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$40,031	$68,840
Available-for-sale investments	25,232	14,755
Prepaid expenses and other current assets	1,345	1,006
Total current assets	66,608	84,601
Property and equipment, net	224	83
Other non-current assets	706	114
Total assets	$67,538	$84,798
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,020	$917
Accrued expenses	2,576	1,421
Other current liabilities	537	-
Total current liabilities	4,133	2,338
Total liabilities	4,133	2,338
Commitments and contingencies (Note 7)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2015 and 2014; 16,501,500 and 16,448,455 shares issued and outstanding at December 31, 2015 and 2014, respectively	16	16
Additional paid-in capital	194,651	192,324
Accumulated deficit	(131,251)	(109,874)
Accumulated other comprehensive loss	(11)	(6)
Total stockholders’ equity	63,405	82,460
Total liabilities and stockholders’ equity	$67,538	$84,798

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$-	$2,948	$-
Operating expenses:
Research and development	12,381	6,432	3,994
General and administrative	8,489	4,096	3,128
Total operating expenses	20,870	10,528	7,122
Loss from operations	(20,870)	(7,580)	(7,122)
Other income (expense):
Investment income	144	24	4
Interest expense	-	(857)	(861)
Other (expense) income, net	(651)	5,071	67
Total other (expense) income	(507)	4,238	(790)
Net loss	$(21,377)	$(3,342)	$(7,912)
Unrealized loss on available-for-sale investments	(5)	(6)	(1)
Comprehensive loss	$(21,382)	$(3,348)	$(7,913)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(21,377)	$(3,342)	$(7,912)
Accretion of redeemable convertible preferred stock to redemption value	-	(6,353)	(6,119)
Net loss attributable to common stockholders	$(21,377)	$(9,695)	$(14,031)
Net loss per share attributable to common stockholders - basic and diluted	$(1.30)	$(3.16)	$(59.66)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,464,123	3,064,507	235,184

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$650	$114	$106
General and administrative	1,514	345	49
Total	$2,164	$459	$155
Included in other expense, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$(52)	$-	$-
Unrealized losses from forward foreign currency contracts	(537)	-	-
Total	$(589)	$-	$-

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	$0.001 Par Value	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2012	22,638,465	$32,633	10,909,091	$16,526	20,754,461	$24,926	13,202,932	$16,201	-	$-	230,607	$-	$-	$(86,657)	$1	$(86,656)
Accretion of Series A, A-1, B and C redeemable convertible preferred stock to redemption value	-	1,597	-	848	-	2,475	-	1,199	-	-	-	-	(174)	(5,945)	-	(6,119)
Exercise of common stock options	-	-	-	-	-	-	-	-	-	-	9,298	-	19	-	-	19
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	155	-	-	155
Unrealized gain (loss) on short term investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,912)	-	(7,912)
Balance at December 31, 2013	22,638,465	$34,230	10,909,091	$17,374	20,754,461	$27,401	13,202,932	$17,400	-	$-	239,905	$-	$-	$(100,514)	$-	$(100,514)
Issuance of Series D redeemable convertible preferred stock net of $6,639 discount associated with investors rights and obligations and issuance costs of $452	-	-	-	-	-	-	-	-	52,813,827	24,078	-	-	-	-	-	-
Accretion of Series A, A-1, B, C and D redeemable convertible preferred stock to redemption value	-	1,304	-	691	-	1,832	-	948	-	1,578	-	-	(335)	(6,018)	-	(6,353)
Exercise of common stock options	-	-	-	-	-	-	-	-	-	-	31,356	-	59	-	-	59
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	459	-	-	459
Unrealized gain (loss) on short term investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6)	(6)
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	498,889	-	1,428	-	-	1,428
Conversion of redeemable convertible preferred stock into common stock	(22,638,465)	(35,534)	(10,909,091)	(18,065)	(20,754,461)	(29,233)	(13,202,932)	(18,348)	(52,813,827)	(25,656)	8,651,805	9	126,827	-	-	126,836
Exercise of investors rights and obligations	-	-	-	-	-	-	-	-	-	-	-	-	1,408	-	-	1,408
Issuance of Common Stock from Initial Public Offering, net of underwriters discounts and issuance costs	-	-	-	-	-	-	-	-	-	-	7,026,500	7	62,478	-	-	62,485
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,342)	-	(3,342)
Balance at December 31, 2014	-	$-	-	$-	-	$-	-	$-	-	$-	16,448,455	$16	$192,324	$(109,874)	$(6)	$82,460
Exercise of common stock options	-	-	-	-	-	-	-	-	-	-	45,413	-	88	-	-	88
Issuance of common stock upon ESPP purchase	-	-	-	-	-	-	-	-	-	-	7,632	-	75	-	-	75
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	2,164	-	-	2,164
Unrealized gain on short term investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5)	(5)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,377)	-	(21,377)
Balance at December 31, 2015	-	$-	-	$-	-	$-	-	$-	-	$-	16,501,500	$16	$194,651	$(131,251)	$(11)	$63,405

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(21,377)	$(3,342)	$(7,912)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	57	30	27
Amortization of premium/discount on available-for-sale securities	651	30	30
Gain on sale of fixed assets	-	-	(65)
Accretion of discount and debt issuance cost of convertible notes payable	-	742	749
Unrealized loss on forward foreign currency contracts included in net income	537	-	-
Foreign currency remeasurement loss	75	-	-
Stock-based compensation	2,164	459	155
Change in fair value of investor rights/obligation	-	(5,151)	-
Change in fair value of derivative liability	-	81	(2)
Changes in:
Prepaid expenses and other assets	(899)	(961)	72
Interest receivable	(32)	-	-
Accounts payable and accrued expenses	1,258	955	177
Accrued interest payable	-	115	112
Deferred revenue from sale of acquisition option to acquire company	-	(2,948)	-
Net cash used in operating activities	(17,566)	(9,990)	(6,657)
Investing activities
Purchases of available-for-sale investments	(88,644)	(34,950)	(3,878)
Proceeds from maturities of available-for-sale investments	75,505	22,518	6,550
Proceeds from sale of available-for-sale investments	2,006	-	-
Purchase of property and equipment	(198)	(51)	(10)
Sale of property and equipment	-	-	65
Net cash (used in) provided by investing activities	(11,331)	(12,483)	2,727
Financing activities
Proceeds from issuance of Series D preferred stock	-	25,000	-
Issuance costs for preferred stock	-	(452)	-
Proceeds from issuance of common stock under ESPP	75	-	-
Net proceeds from IPO	-	62,485	-
Proceeds from issuance of convertible notes payable	-	-	4,339
Payments for debt issuance costs	-	-	(46)
Exercise of stock options	88	59	21
Exercise of warrants	-	1,428	-
Net cash provided by financing activities	163	88,520	4,314
Effect of exchange rate changes on cash	(75)	-	-
(Decrease) increase in cash and cash equivalents	(28,809)	66,047	384
Cash and cash equivalents, beginning of period	68,840	2,793	2,409
Cash and cash equivalents, end of period	$40,031	$68,840	$2,793
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$-	$6,353	$6,119
Conversion of convertible notes, including accrued interest, into Series D Redeemable Convertible Preferred Stock	$-	$6,089	$-
Fair value of derivative embedded within convertible notes payable	$-	$-	$1,445
Conversion of redeemable convertible preferred stock into common stock	$-	$126,836	$-
Fair value of investors' rights/ obligations reclassified to equity upon IPO	$-	$1,408	$-

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1.	Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. The Company was formed in June 2001 and incorporated on March 24, 2006. During 2013, the Company formed a wholly-owned subsidiary, organized in the United Kingdom, Proteon Therapeutics Limited. As of December 31, 2015, there has been no activity in this subsidiary other than its formation. During 2014, the Company formed a wholly-owned Massachusetts Securities Corporation subsidiary as a holding company for its available-for-sale investments, Proteon Securities Corp. The Company completed its initial public offering of its common stock, $0.001 par value per share (“Common Stock”) on October 27, 2014 (the “IPO”). Since inception, the Company has been primarily involved in research and development activities.

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

As of December 31, 2015, the Company had cash, cash equivalents and available-for-sale investments of $65.3 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2017. The Company had an accumulated deficit of $131.3 million as of December 31, 2015.

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

At-The-Market Equity Offering Program

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. As of December 31, 2015, the Company had not commenced sales under this program. The Registration Statement became effective on January 12, 2016.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company and the Company's chief operating decision maker view the Company's operations and manage its business in one operating segment, which is the business of developing and commercializing vonapanitase for the treatment of renal and vascular disease. Currently, the Company operates in only one geographic segment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 6), accounts payable, accrued liabilities, convertible promissory notes (“Convertible Notes”) and features embedded in the Convertible Notes. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 6). There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2015 and 2014.

Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the exchange rates between the Swiss Franc and the U.S. dollar (see Note 6). The Company records these derivative financial instruments on the consolidated balance sheets at fair value. Although these derivative contracts are intended to economically hedge foreign exchange risk, the Company has not elected to apply hedge accounting. As such, changes in the fair value of these instruments are recorded directly in earnings as a component of other income (expense), as they occur. The Company executes its derivative instruments with financial institutions that the Company judges to be credit-worthy, defined as institutions that hold an investment-grade credit rating.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective beginning January 1, 2018, with no early adoption permitted. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements, if any.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is authoritative guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. This guidance will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. The Company is still evaluating the impact of this guidance on its financial statement disclosures.  The adoption of this accounting standard may affect the Company’s financial statement disclosures in future periods.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on the consolidated balance sheet as of December 31, 2014. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Short-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders' equity (deficit). The Company invests its excess cash balances primarily in government debt securities, money market funds and corporate bonds with strong credit ratings and maturities of less than one year. There have been no realized gains and losses for the years ended December 31, 2015, 2014 and 2013.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in value of short-term investments for the years ended December 31, 2015, 2014 and 2013, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Deferred Financing Costs

At December 31, 2015, the Company had $0.1 million of deferred offering costs, which primarily consist of direct incremental legal and accounting fees related to the Registration Statement. These costs are recorded as a non-current asset.

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

Asset	Estimated Useful Life
Computer equipment and software (in years)	3
Furniture, fixtures and other (in years)	5
Laboratory equipment (in years)	7

Revenue

In general, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of arrangement exists; delivery has occurred or services have been rendered; the Company's price to the customer is fixed or determinable and collectability is reasonably assured. During 2014, the Company recognized $2.9 million of revenue related to the expiration of residual rights to license the Company’s technology.

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 10 for further details.

Net Income (Loss) per Share Attributable to Common Stockholders

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

Comprehensive Loss

Comprehensive loss consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's net loss equals comprehensive loss, net of any changes in the unrealized gains and losses of the Company's short-term investments, held as available-for-sale, for all periods presented.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date of December 31, 2015 to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2015 and events which occurred subsequently but were not recognized in the consolidated financial statements. See Note 13 for further details concerning events subsequent to the consolidated balance sheet dates.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$39,233	$-	$-	$39,233
Government securities	25,232	-	-	25,232
Total	$64,465	$-	$-	$64,465

Liabilities
Foreign currency forward contracts	$-	$537	$-	$537
Total	$-	$537	$-	$537

	As of December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$68,830	$-	$-	$68,830
Government securities	6,508	-	-	6,508
Corporate bonds	-	8,247	-	8,247
Total	$75,338	$8,247	$-	$83,585

As of December 31, 2015 and 2014, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Corporate bonds consist of bonds issued by highly-rated corporate entities which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs with U.S. dollars in the future at agreed upon exchange rates.

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

Available-for-sale securities at December 31, 2015 and 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Government securities
(Due within 1 year)	$25,243	$1	$(12)	$25,232
	$25,243	$1	$(12)	$25,232

December 31, 2014
Government securities
(Due within 1 year)	$6,510	$-	$(2)	$6,508
Corporate bonds
(Due within 1 year)	8,251	-	(4)	8,247
	$14,761	$-	$(6)	$14,755

4.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2015	2014

Computer equipment and software	$167	$135
Furniture, fixtures, and other	244	84
Laboratory equipment	254	248
	665	467
Accumulated Depreciation	(441)	(384)
Property and equipment, net	$224	$83

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $57,000, $30,000, and $27,000, respectively. During 2013, the Company sold fully depreciated fixed assets with an original cost basis of $0.2 million and a net book value of $0, recognizing a gain on sale of $0.1 million. The Company did not sell or dispose of any fixed assets during the years ended December 31, 2015 or 2014.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2015	2014

Payroll and employee-related costs	$1,058	$641
Contracted service costs	1,040	494
Professional fees and other	478	286
Total	$2,576	$1,421

6.	Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc. During the year ended December 31, 2015, the Company had forward foreign currency contract activity for which it did not elect hedge accounting for the forward foreign currency contracts outstanding as of December 31, 2015, but may elect to apply hedge accounting in the future. As a result, during the year ended December 31, 2015, the Company experienced unrealized losses within other expense in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. The Company expects potential volatility within other income (expense) in future periods for contracts for which the Company does not apply hedge accounting.

As of December 31, 2015, the Company had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$5,713	June 12, 2015	Various dates through December 15, 2016	4

No forward foreign currency contracts were held by the Company prior to May 2015. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2015 (in thousands):

	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount

Forward foreign currency contracts	Other current liabilities	$537	$-	$537

7.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of December 31, 2015 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd for the processing, development and manufacture of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will execute purchase orders authorizing Lonza to manufacture the batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of December 31, 2015, the Company has executed one purchase order of $1.9 million for the manufacturing of one batch to commence in July 2016. In addition, management expects to pay $0.3 million to Lonza in the second quarter of 2016 for Lonza’s acquisition of raw materials in connection with this purchase order.

Operating Leases

The Company has various non-cancellable operating leases for facilities and office equipment that expire at various dates through 2018. In August 2014, the Company entered into an Amendment (the "Lease Amendment") to the existing Lease Agreement dated July 13, 2009 (the "Lease Agreement"), with Boston Properties Limited Partnership ("Lessor") pursuant to which the Company has agreed to extend the lease for approximately 5,000 square feet of property to be used for office space (the "Leased Property") located at 200 West St., Waltham, Massachusetts. The term of the Lease Amendment commences on January 1, 2015 (the "Commencement Date") and expires in June 2018, approximately three years and six months from the Commencement Date. The Company has the option to extend the term for an additional one-year period upon the Company's written notice to the Lessor at least nine months in advance of the extension. Rental expense for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.2 million and $0.2 million, respectively.

Future minimum payments required under operating leases as of December 31, 2015 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2016	$168
2017	168
2018	84
Total minimum lease payments	$420

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of December 31, 2015, the Company has provided a security deposit in the amount of $14,000 to the lessor.

Restricted cash related to facilities leases

At December 31, 2015 and 2014, the Company had $14,000 and $38,000, respectively, in an outstanding letter of credit to be used as collateral for leased premises. At December 31, 2015 and 2014, the Company pledged an aggregate of $14,000 and $39,000, respectively, to the bank as collateral for the letter of credit, which is included in long-term assets and both short-term deposits and long-term assets, respectively.

8.	Common Stock

General

At December 31, 2015, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,501,500 shares were issued and outstanding.  The Common Stock has the following characteristics:

Voting

The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written action in lieu of meetings. There is no cumulative voting.

Dividends

The holders of shares of Common Stock are entitled to receive dividends, if and when declared by the Board of Directors. Cash dividends may not be declared or paid to holders of shares of Common Stock until paid on outstanding Preferred Stock. As of December 31, 2015, no dividends have been declared or paid since the Company's inception.

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

Reserved for Future Issuance

At December 31, 2015, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,501,500 shares were issued and outstanding. After the 1,768 shares issued in the fourth quarter for the ESPP plan, the Company has the following shares of Common Stock reserved for future issuance:

	December 31, 2015	December 31, 2014

Stock-based compensation awards	2,419,901	1,807,349
Employee Stock Purchase Plan	297,359	140,500
Total	2,717,260	1,947,849

9.	Stock-based Compensation

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

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Research and development	$650	$114	$106
General and administrative	1,514	345	49
Total	$2,164	$459	$155

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31,
	2015	2014	2013

Weighted average expected volatility	79.8%	79.5%	91.1%
Expected term (in years)	6.11	6.00	5.95
Risk free interest rate	1.76%	1.88%	1.03%
Expected dividend yield	0%	0%	0%

Stock options issued to non-employees are accounted for using the fair value method of accounting; they are periodically revalued as the options vest and are recognized as expense over the related service period. The total expense related to all options granted to non-employees for the years ended December 31, 2015, 2014 and 2013 was $2,000, $4,000 and $32,000, respectively.

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,235,526	$4.19	7.1	$7,709
Granted	1,010,256	$13.52
Exercised	(45,413)	$1.96
Outstanding at December 31, 2015	2,200,369	$8.52	7.8	$15,705
Exercisable at December 31, 2015	812,891	$3.53	5.3	$9,755
Vested or expected to vest at December 31, 2015 (1)	1,991,131	$8.16	7.6	$14,926

_________________________

(1) Represents the number of vested options at December 31, 2015 plus the number of unvested options expected to vest based on the unvested options outstanding at December 31, 2015.

During the year ended December 31, 2015, the Company granted stock options to purchase an aggregate of 1,010,256 shares of its Common Stock with a weighted-average exercise price of $13.52 and a weighted-average grant date fair value of $9.34. During the year ended December 31, 2014, the Company granted stock options to purchase an aggregate of 659,865 shares of its Common Stock with a weighted-average grant date fair value of $4.07. During the year ended December 31, 2013, the Company granted stock options to purchase an aggregate of 3,150 shares of its Common Stock with a weighted-average grant date fair value of $16.50.

The total intrinsic value of options exercised in the years ended December 31, 2015 and 2014 was $0.5 million and $0.2 million, respectively. As of December 31, 2015, there was $9.6 million of total unrecognized compensation cost related to employee non-vested stock options. As of December 31, 2015, total compensation cost related to non-employee, non-vested stock options was fully recognized. The total unrecognized compensation cost for employee awards will be adjusted for future forfeitures. The Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of December 31, 2015, as a result of an increase of 164,491 shares on January 1, 2015 of one percent of the outstanding shares as of the end of the fiscal year ending December 31, 2014, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The Company’s Board of Directors has determined there was to be no increase on January 1, 2016. The first offering under the 2014 ESPP began on January 1, 2015 and ended on June 30, 2015. The second offering under the 2014 ESPP began on July 1, 2015 and ended on December 31, 2015. During the year ended December 31, 2015, 7,632 shares were issued under the 2014 ESPP resulting in 297,359 shares remaining for future issuance under the plan as of December 31, 2015. The Company incurred $32,000 in stock-based compensation expense related to the 2014 ESPP for the year ended December 31, 2015.

10.	Income Taxes

For the years ended December 31, 2015, 2014 and 2013, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception. The Company's losses before income taxes consist solely of domestic losses.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit using U.S. federal statutory rate	$(7,315)	$(1,136)	$(2,690)
Permanent differences	260	124	299
Orphan Drug credit permanent addback	1,310	674	-
State income taxes, net of federal benefit	(808)	(303)	(389)
Tax credits	(4,219)	(2,176)	(7,164)
Expired net operating losses and tax credits	-	312	2,566
Change in valuation allowance	9,782	4,394	7,286
Mark-to-market derivative liability	-	(1,779)	-
Other	990	(110)	92
	$-	$-	$-

The significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net operating loss carryforwards	$34,488	$29,217	$26,304
Federal and state tax credits	16,404	12,126	9,941
Deferred revenue	-	-	1,147
Accrued expenses	27	478	332
Patents	443	531	612
Stock-based compensation	596	92
Other	276	8	300
	52,234	42,452	38,636
Valuation allowance	(52,234)	(42,452)	(38,636)
Net deferred tax asset	$-	$-	$-

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on the consolidated balance sheet as of December 31, 2014. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, management of the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015, 2014 and 2013.

The valuation allowance increased approximately $9.8 million during the year ended December 31, 2015, due primarily to the addition of Orphan Drug tax credits and the generation of net operating losses. The valuation allowance increased approximately $3.8 million during the year ended December 31, 2014, due primarily to the addition of Orphan Drug tax credits and the generation of net operating losses. The valuation allowance increased approximately $7.3 million during the year ended December 31, 2013, due primarily to the addition of Orphan Drug tax credits for 2009 through 2012 as well as the generation of net operating losses during the year ended December 31, 2013, both of which have a full valuation allowance.

Subject to the limitations described below, as of December 31, 2015, 2014 and 2013, the Company has net operating loss carryforwards of approximately $94.4 million, $78.1 million and $69.9 million, respectively, to offset future federal taxable income, which will expire at various times between 2026 and 2035. The Company has an additional $0.4 million of net operating losses in 2015 that are attributable to excess stock option deductions which would be recorded as an increase in additional paid-in capital upon reducing cash taxes paid. As of December 31, 2015, 2014 and 2013, the Company has state net operating loss carryforwards of approximately $46.4 million, $55.1 million and $45.4 million, respectively, to offset future state taxable income, which will expire at various times between 2026 and 2035. As of December 31, 2015, 2014 and 2013, the Company has tax credit carryforwards of approximately $16.9 million, $12.5 million and $10.3 million, respectively, to offset future federal and state income taxes, which will expire at various times between 2023 and 2035.

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. The Company is in the process of completing an analysis to determine if there were changes in ownership for tax years through 2015, as defined by Section 382. To the extent that the Company undergoes a change in ownership, this could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. If this were to occur, this could result in increased U.S. federal income tax liability for the Company if it generates taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase the state tax liability. The use of tax attributes will also be limited to the extent that the Company does not generate positive taxable income in future tax periods. The amount of the annual limitation is determined based on the Company's value immediately prior to any ownership change.

The Company had no unrecognized tax benefits or related interest and penalties accrued during the years ended December 31, 2015, 2014 and 2013. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to U.S. federal income tax and primarily Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2012 through 2015, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

11.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the years ended December 31, 2015, 2014 and 2013 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
	2015	2014		2013
Convertible preferred stock	-	7,581	(a)	4,254
Common stock warrants	-	660	(a)	660
Outstanding stock options	2,200	1,236		607
Convertible notes	-	243	(a)	243
	2,200	9,720		5,764

(a) These instruments were either exercised or converted to Common Stock during 2014.

12.	Quarterly Financial Information (unaudited, in thousands, except share and per share data)

The Company uses the two-class method to calculate net income (loss) per share.  During the fourth quarter of the year ended December 31, 2014, the Company recorded net income, although for the full year the Company recorded a net loss.  For purposes of calculating basic net income per share for the fourth quarter of 2014, the Company excluded from the numerator $1.3 million of net income attributable to participating securities.  The Company calculated diluted net income per share under both the if-converted method and the two-class method noting a greater dilutive effect under the two-class method. For the purposes of calculating diluted net income per share under the two-class method for the fourth quarter of 2014, the Company excluded from the numerator $1.3 million of net income attributable to participating securities and did not assume the conversion of Preferred Stock in the denominator on an as if-converted basis.  Shares of Common Stock issuable upon exercise of outstanding stock options and warrants were included in the denominator on an as-if converted basis.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$-	$-	$-	$-
Operating expenses	4,620	4,981	5,082	6,187
Net loss attributable to common stockholders	(4,580)	(5,072)	(5,383)	(6,342)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.28)	$(0.31)	$(0.33)	$(0.38)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	16,448,688	16,449,937	16,466,945	16,490,430

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$-	$-	$2,948	$-
Operating expenses	1,933	2,508	2,814	3,273
Net (loss) income	(2,831)	(2,563)	(5,181)	7,233
Net (loss) income attributable to common stockholders - basic	(4,343)	(4,460)	(7,458)	5,938
Net (loss) income attributable to common stockholders - diluted	(4,343)	(4,460)	(7,458)	5,938
Net (loss) income per share attributable to common stockholders:
Basic	$(18.09)	$(18.55)	$(31.00)	$0.52
Diluted	$(18.09)	$(18.55)	$(31.00)	$0.48
Weighted-average common shares outstanding used in net (loss) income per share attributable to common stockholders:
Basic	240,138	240,374	240,610	11,444,807	(a)
Diluted	240,138	240,374	240,610	12,295,431	(a)

(a) In October 2014, the Company completed its initial public offering of common stock which resulted in net proceeds of approximately $62.5 million from the issuance of 7,026,500 shares of common stock, which includes the sale of 916,500 shares under the underwriter's over allotment option. Immediately prior to the closing of the Company’s IPO, 498,889 shares of Common Stock were issued upon the exercise of warrants with aggregate proceeds of $1.4 million. In connection with the public offering, all of the Company's outstanding redeemable convertible preferred stock was converted to 8,651,805 shares of common stock.

13.	Subsequent Events

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

PROTEON THERAPEUTICS, INC.

By:	/s/ Timothy P. Noyes	March 14, 2016
Timothy P. Noyes President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy P. Noyes	President, Chief Executive Officer and Director	March 14, 2016
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Senior Vice President, Chief Financial Officer,	March 14, 2016
George A. Eldridge	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Hubert Birner, Ph.D.	Director	March 14, 2016
Hubert Birner, Ph.D.

/s/ Garen Bohlin	Director	March 14, 2016
Garen Bohlin

/s/ Scott Canute	Director	March 14, 2016
Scott Canute

/s/ John G. Freund, M.D.	Director	March 14, 2016
John G. Freund, M.D.

/s/ Tim Haines	Director	March 14, 2016
Tim Haines

/s/ Stuart A. Kingsley	Director	March 14, 2016
Stuart A. Kingsley

/s/ Dmitry Kobyzev, Ph.D.	Director	March 14, 2016
Dmitry Kobyzev, Ph.D.

/s/ Brendan M. O’Leary, Ph.D.	Director	March 14, 2016
Brendan M. O’Leary, Ph.D.

/s/ Gregory D. Phelps	Director	March 14, 2016
Gregory D. Phelps

EXHIBIT INDEX

Exhibit No.		Description
3.1		Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014 (File No. 001-36694)).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2014 (File No. 001-36694)).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

4.2		Fourth Amended and Restated Investors' Rights Agreement, dated May 13, 2014, between the Company and certain investors named therein (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

4.3		Series D Preferred Stock Purchase Agreement, dated May 13, 2014, between the Company and certain investors named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.1	†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.2	†	2014 Equity Incentive Plan, Form of Stock Option Agreement and Form of Option Exercise Notice under the Company's 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.3	†	Letter Agreement by and between the Company and F. Nicholas Franano, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.4	‡	Process Development and Manufacturing Services Agreement by and between the Company and Lonza Ltd., dated September 1, 2009 (as amended by that Amendment No. 1 entered into as of February 21, 2012) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.5		Lease Agreement by and between the Company and Boston Properties Limited Partnership, dated July 13, 2009, as amended by that Amendment No. 1 dated September 14, 2012, as amended by that Amendment No. 2 dated October 17, 2013, as amended by that Amendment No. 3 dated August 4, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.6		Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.7		Assignment of Patent made and entered into as of December 30, 2002, by and between F. Nicholas Franano and Proteon Therapeutics, L.L.C (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.8		Letter Agreement, dated October 1, 2010, among the National Institutes of Health, F. Nicholas Franano and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.9		Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.10		Quitclaim Deed, dated January 17, 2011, by F. Nicholas Franano to the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.11	†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company's 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.12	†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.13	†	Amended and Restated Employment Agreement by and between the Company and Timothy P. Noyes, dated October 1, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.14	†	Amended and Restated Employment Agreement by and between the Company and Steven Burke, dated October 1, 2014 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.15	†	Amended and Restated Employment Agreement by and between the Company and George Eldridge, dated October 1, 2014 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.16	†	Amended and Restated Employment Agreement by and between the Company and Daniel Gottlieb, dated October 1, 2014 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.17		Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2014 (File No. 333-198777)).

10.18	‡	Manufacturing Services Agreement by and between the Company and Lonza Ltd, dated as of June 30, 2015 and signed July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 12, 2015 (File No. 001-36694)).

21.1	*	List of Subsidiaries.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) the notes to the Consolidated Financial Statements.

*Exhibits filed herewith

** Exhibits furnished herewith.

†Indicates management contract or compensation plan

‡Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.