Form 10-Q
period 2016-03-31
PROTEON THERAPEUTICS INC
filed 2016-05-09
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As of April 30, 2016 there were 16,566,636 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

•	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;

•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;

•	our search for additional product opportunities;

•	the sufficiency of existing facilities to meet our needs;

•	whether we will need to conduct any additional studies after our Phase 3 trials;

•	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2017;

•	our plans to fund our chemistry, manufacturing and controls;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimate of when we will require additional funding;

•	our plans to commercialize and bring vonapanitase to market;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates, including vonapanitase;

•	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;

•	our interpretation of the data from our completed Phase 2 trial for vonapanitase;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

•	timing to recruit and expand our employee base and sales force, both in and outside the United States;

•	plans to initiate Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

•	the reimbursement of vonapanitase;

•	our research and development costs;

•	our general and administrative costs and salary and personnel costs;

•	the costs associated with preparation for commercial operations;

•	the costs associated with being a public company;

•	our intellectual property position;

•	our plans to seek patent protection in available countries;

•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity;

•	our reliance on third parties as suppliers and manufactures;

•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates;

•	exposure to foreign currency exchange risks;

•	our purchase of forward foreign currency contracts in the future; and

•	the continued adoption of stock trading plans by employees, including executive officers.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,062	$40,031
Available-for-sale investments	35,326	25,232
Prepaid expenses and other current assets	1,053	1,345
Total current assets	60,441	66,608
Property and equipment, net	208	224
Other non-current assets	693	706
Total assets	$61,342	$67,538
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$431	$1,020
Accrued expenses	2,838	2,576
Other current liabilities	319	537
Total current liabilities	3,588	4,133
Total liabilities	3,588	4,133
Commitments and contingencies (Note 5)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 16,507,894 and 16,501,500 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	16	16
Additional paid-in capital	195,529	194,651
Accumulated deficit	(137,803)	(131,251)
Accumulated other comprehensive income (loss)	12	(11)
Total stockholders’ equity	57,754	63,405
Total liabilities and stockholders’ equity	$61,342	$67,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$4,349	$2,633
General and administrative	2,470	1,987
Total operating expenses	6,819	4,620
Loss from operations	(6,819)	(4,620)
Other income:
Investment income	56	40
Other income, net	211	-
Total other income	267	40
Net loss	$(6,552)	$(4,580)
Unrealized gain on available-for-sale investments	23	6
Comprehensive loss	$(6,529)	$(4,574)
Net loss attributable to common stockholders	$(6,552)	$(4,580)
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(0.28)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,507,586	16,448,688

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$308	$110
General and administrative	558	297
Total	$866	$407

Included in other income, net, above, are the following amounts from forward foreign currency contracts:
Realized gains from forward foreign currency contracts	$6	$-
Unrealized gains from forward foreign currency contracts	178	-
Total	$184	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(6,552)	$(4,580)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	24	8
Amortization of premium/discount on available-for-sale securities	36	198
Unrealized gain on forward foreign currency contracts included in net income	(178)	-
Foreign currency remeasurement gain	(28)	-
Stock-based compensation	866	407
Changes in:
Prepaid expenses and other assets	331	103
Interest receivable	(26)	(305)
Accounts payable, accrued expenses and other current liabilities	(367)	296
Net cash used in operating activities	(5,894)	(3,873)
Investing activities
Purchases of available-for-sale investments	(23,721)	(58,139)
Proceeds from maturities of available-for-sale investments	13,614	2,961
Purchase of property and equipment	(8)	(5)
Net cash used in investing activities	(10,115)	(55,183)
Financing activities
Exercise of stock options	12	-
Net cash provided by financing activities	12	-
Effect of exchange rate changes on cash	28	-
Decrease in cash and cash equivalents	(15,969)	(59,056)
Cash and cash equivalents, beginning of period	40,031	68,840
Cash and cash equivalents, end of period	$24,062	$9,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

1.	Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. The Company was formed in June 2001 and incorporated on March 24, 2006. Since inception, the Company has devoted substantially all of its efforts to product research and development, initial market development and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the biotechnology industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability and dependence on key individuals.

As of March 31, 2016, the Company had cash, cash equivalents and available-for-sale investments of $59.4 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2017. The Company had an accumulated deficit of $137.8 million as of March 31, 2016.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. As of March 31, 2016, the Company had not commenced sales under this program.

2.	Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 4), accounts payable, and accrued liabilities. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 4). There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2016 and 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, the Company presented all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet as of December 31, 2015. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of March 31, 2016
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$22,873	$-	$-	$22,873
Government securities	35,326	-	-	35,326
Total	$58,199	$-	$-	$58,199

Liabilities
Foreign currency forward contracts	$-	$319	$-	$319
Total	$-	$319	$-	$319

	As of December 31, 2015
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$39,233	$-	$-	$39,233
Government securities	25,232	-	-	25,232
Total	$64,465	$-	$-	$64,465

Liabilities
Foreign currency forward contracts	$-	$537	$-	$537
Total	$-	$537	$-	$537

As of March 31, 2016 and December 31, 2015, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Corporate bonds consist of bonds issued by highly-rated corporate entities which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs with U.S. dollars in the future at agreed upon exchange rates.

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

Available-for-sale securities at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Government securities
(Due within 1 year)	$35,314	$13	$(1)	$35,326
	$35,314	$13	$(1)	$35,326

December 31, 2015
Government securities
(Due within 1 year)	$25,243	$1	$(12)	$25,232
	$25,243	$1	$(12)	$25,232

4.	Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc. During the three months ended March 31, 2016, the Company had forward foreign currency contract activity for which it did not elect hedge accounting for the forward foreign currency contracts outstanding as of March 31, 2016, but may elect to apply hedge accounting in the future. As a result, during the three months ended March 31, 2016, the Company experienced unrealized gains within other expense in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. The Company expects potential volatility within other income (expense) in future periods for contracts for which the Company does not apply hedge accounting.

As of March 31, 2016, the Company had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$5,281	June 12, 2015	Various dates through December 15, 2016	3

No forward foreign currency contracts were held by the Company prior to May 2015. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2016 (in thousands):

	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount
Forward foreign currency contracts	Other current liabilities	$319	$-	$319

5.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd for the processing, development and manufacture of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will execute purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of March 31, 2016, the Company has executed one purchase order for $1.9 million (originally denominated in Swiss Francs) for the manufacturing of one batch to commence in July 2016. Management expects to pay $0.3 million to Lonza in the second quarter of 2016 for Lonza’s acquisition of raw materials in connection with this purchase order. In addition, management has executed a purchase order for 7.6 million Swiss Francs, approximately $7.9 million at current exchange rates, for the manufacturing of four batches to commence in June 2017.

Future minimum payments required under operating leases as of March 31, 2016 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2016	$126
2017	168
2018	84
Total minimum lease payments	$378

Rental expense for the three months ended March 31, 2016 and 2015 was $45,000 and $47,000, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of March 31, 2016, the Company has provided a security deposit in the amount of $14,000 to the lessor.

At March 31, 2016 and December 31, 2015, the Company had $14,000 in an outstanding letter of credit to be used as collateral for leased premises. At March 31, 2016 and December 31, 2015, the Company pledged an aggregate of $14,000 to the bank as collateral for the letter of credit, which is included in long-term assets and both short-term deposits and long-term assets, respectively.

6.	Stock-based Compensation

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,200,369	$8.52	7.8	$15,705
Granted	10,000	$6.68
Exercised	(6,394)	$1.92
Outstanding at March 31, 2016	2,203,975	$8.53	7.6	$4,445
Exercisable at March 31, 2016	939,661	$4.35	5.6	$3,657
Vested or expected to vest at March 31, 2016 (1)	2,021,309	$8.22	7.4	$4,355

______________________

(1) Represents the number of vested options at March 31, 2016 plus the number of unvested options expected to vest based on the unvested options outstanding at March 31, 2016.

The Company has the following shares reserved for future issuance:

	March 31,	December 31,
	2016	2015

Stock-based compensation awards	3,073,567	2,419,901
Employee Stock Purchase Plan	297,359	297,359
Total	3,370,926	2,717,260

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three months ended March 31, 2016 and 2015.

8.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
Outstanding stock options	2,203,975	1,635,219
Outstanding ESPP shares	8,841	2,859
	2,212,816	1,638,078

9.	Subsequent Events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the condensed consolidated financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

On April 20, 2016, the Company formed a wholly-owned holding company in Delaware, Proteon International Holdings, Inc. (“Proteon International”).  On May 4, 2016, Proteon International formed a wholly-owned holding company in Bermuda, (Proteon Bermuda Limited) (“Proteon Bermuda”).

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

As of March 31, 2016, we had received an aggregate of $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of March 31, 2016, we had an accumulated deficit of $137.8 million and our net loss for the three months ended March 31, 2016 was $6.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at March 31, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017, thus allowing us to obtain results from our PATENCY-1 trial, to enroll patients in our PATENCY-2 trial and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

Financial Overview

Revenue

To date, our revenue has been derived from revenue related to the expiration of any rights and obligations under a 2009 agreement with a major pharmaceutical entity and from government grants. In the third quarter of 2014 we recognized $2.9 million of revenue related to the expiration in August 2014 of any rights and obligations related to the 2009 agreement.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	we commenced our PATENCY-1 trial in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our PATENCY-2 trial in August 2015 and expect to complete enrollment in the first quarter of 2017. If the results from the PATENCY-1 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a BLA, supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the PATENCY-2 trial;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic AVFs and in patients undergoing placement of an arteriovenous graft, or AVG; and

•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA filing.

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

Other (Expense) Income, Net

Other (expense) income, net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of our active pharmaceutical ingredient (“API”) which requires us to make payments in Swiss Francs.

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

There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
(in thousands)	2016	2015	Period-to-Period Change
Operating expenses:
Research and development	$4,349	$2,633	$1,716
General and administrative	2,470	1,987	470
Total operating expenses	6,819	4,620	2,186
Loss from operations	(6,819)	(4,620)	(2,186)
Other income:
Investment income	56	40	16
Other income, net	211	-	211
Total other income	267	40	227
Net Loss	$(6,552)	$(4,580)	$(1,959)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
(in thousands)	2016	2015	Period-to-Period Change

External vonapanitase research and development expenses	$3,009	$1,881	$1,128
Internal research and development expenses	1,340	752	588
Total research and develoment expenses	$4,349	$2,633	$1,716

During the three months ended March 31, 2016, our total research and development expenses increased by $1.7 million compared to the three months ended March 31, 2015 primarily due to $1.1 million in increased external expenses. The increase of $1.1 million in external expenses was driven by $1.0 million in increased expenses for our manufacturing pre-validation and validation efforts and $0.1 million in increased external clinical expenses related to our ongoing radiocephalic AVF Phase 3 clinical trials. Our internal research and development expenses increased by $0.6 million in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to increased personnel costs.

General and Administrative Expenses. During the three months ended March 31, 2016, our total general and administrative expenses were $0.5 million higher as compared to the three months ended March 31, 2015 primarily due to additional overhead and personnel costs in the three months ended March 31, 2016 of $0.7 million to support our ongoing corporate activities and offset by $0.2 million in lower expenses associated with being a public company.

Investment Income. During the three months ended March 31, 2016, investment income increased by an immaterial amount

Other Income, Net. During the three months ended March 31, 2016, other income, net increased by $0.2 million as compared to the three months ended March 31, 2015 due to the change in the fair value associated with the forward foreign currency contracts we entered into in second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Liquidity and Capital Resources

Since our inception and through the three months ended March 31, 2016, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At March 31, 2016, our cash and cash equivalents and available-for-sale investments totaled $59.4 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2016 will be sufficient to fund our operations into the fourth quarter of 2017. We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, named PATENCY-1 and to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs, named PATENCY-2 and to fund our CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;

•	the timing and costs of developing vonapanitase for additional indications;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
(in thousands)	2016	2015

Net cash used in operating activities	$(5,894)	$(3,873)
Net cash used in investing activities	(10,115)	(55,183)
Net cash provided by financing activities	12	-
Net decrease in cash and cash equivalents	$(15,997)	$(59,056)

Comparison of the Three Months Ended March 31, 2016 and 2015

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015. The increase of $2.0 million in cash used in operating activities was driven by an increase in our net loss of $2.0 million as compared to the three months ended March 31, 2015.

Net cash used in investing activities was $10.1 million for the three months ended March 31, 2016 compared to $55.2 million for the three months ended March 31, 2015. The decrease of $45.1 million in cash used in investing activities was primarily driven by a decrease in the purchases of available-for-sale investments of $34.4 million and an increase in maturities and sale of investments of $10.7 million as compared to the three months ended March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 changed by an immaterial amount compared to the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

We have the following contractual obligations and commitments as of March 31, 2016:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase Obligations (1)	CHF 9,500	1,900	7,600	-	-

(1)	In January 2016, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacture of the API in its lead product candidate, vonapanitase. Purchase obligations include a contractual arrangement in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. Consistent with our Annual Report on Form 10-K filed with the SEC on March 14, 2016, we have one purchase obligation due within one year; in addition, we have one new purchase obligation as of March 31, 2016 that is due within one to three years.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash equivalents and available-for-sale investments of $59.4 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $21.4 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, and $6.6 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $137.8 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2016, our cash, cash equivalents and available-for-sale investments were $59.4 million. Our research and development expenses were $4.3 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

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

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent completion of clinical trials of vonapanitase or any additional product candidates. We have never previously limited a trial to patients undergoing a surgical procedure to create a radiocephalic AVF, as we are doing in our ongoing Phase 3 trials. Identifying and qualifying patients to participate in clinical trials of vonapanitase or any additional product candidates are critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing product candidates. The enrollment timeline for radiocephalic AVF patients is lengthy and there are a limited number of sites from which we can enroll pre-hemodialysis or hemodialysis patients. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by numerous factors including:

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

We are not aware of any therapeutic products approved in the United States or Europe for the prevention of vascular access failure. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals and Symic Biomedical. Vonapanitase could face competition from companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, CreatiVasc, Laminate Medical Technologies, Stent Tek and TVA Medical. Other potentially competitive products include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

Vonapanitase, or any additional product candidates for which we seek approval as biologic products, may face competition sooner than anticipated.

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. Moreover, President Obama's proposed budget for fiscal year 2017 proposes cutting this twelve year period of exclusivity down to seven years. President Obama also proposed to prohibit additional periods of exclusivity for brand biologic products due to minor changes in product formulation, a practice often referred to as “evergreening.” The Trans-Pacific Partnership international trade agreement, while not signed into law in the U.S., further includes exclusivity provisions for biologics that would require member countries not to approve biosimilars before at least 8 years of exclusivity has expired for biologics or, alternatively, five years plus other measures to provide effective market protection. Future proposed budgets, international trade agreements and other arrangements or proposals may also affect periods of exclusivity in the future.

The BPCIA is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

All entities involved in the preparation of drugs or biologics for clinical trials or commercial sale, including our existing contract manufacturers, are subject to extensive regulation. Ingredients of a finished therapeutic biologic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record-keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGMPs regulations enforced by the FDA through its facilities inspection program. Any failure by our third-party manufacturers to comply with cGMPs, or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner for the process validation required in connection with a BLA filing, could lead to a delay in, or failure to obtain, regulatory approval of the manufacturing facility, vonapanitase or any additional product candidates. For example, on November 27, 2013, our third-party supplier of finished biological product, Jubilant HollisterStier, received a Warning Letter from the FDA alleging that the company was not complying with cGMPs. We received a letter from the FDA on February 13, 2014, stating that the Warning Letter does not impact the batch of finished product we are using for our Phase 3 clinical trials. However, this third party or other third parties could encounter similar difficulties that could impede our clinical trials or commercialization.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of March 31, 2016 we own 29 issued patents and own 21 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

We are currently a small company and in order to commercialize our potential products, we will need to increase our operations and expand our use of our third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory and clinical groups as we move into later stages of our Phase 3 development. We intend to recruit an in-house commercial organization in the United States focused on promoting vonapanitase, if it is approved. We currently do not have a sales and marketing capability and therefore intend to recruit a specialty sales force of approximately 75-100 representatives in anticipation of vonapanitase's approval. We estimate it will take three to six months to recruit this specialty sales force. We will need to expand our employment base when we are in the full commercial stages of our current potential product's life cycle.

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

As of March 31, 2016, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, corporate bonds and U.S. government-backed and agency securities. As of April 30, 2016, we estimate that we have used approximately $28.5 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*+	Amendment to Manufacturing Services Agreement by and between the Company and Lonza LTD entered into on January 21, 2016.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

+Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

** Exhibits furnished herewith.

