Form 10-Q
period 2016-06-30
PROTEON THERAPEUTICS INC
filed 2016-08-08
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

 or

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

As of July 31, 2016 there were 16,582,999 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);
•	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;
•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;
•	our search for additional product opportunities;
•	the sufficiency of existing facilities to meet our needs;
•	whether we will need to conduct any additional studies after our Phase 3 trials;
•	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2017;
•	our plans to fund our chemistry, manufacturing and controls;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;
•	our estimate of when we will require additional funding;
•	our plans to commercialize and bring vonapanitase to market;
•	the timing of, and our ability to, obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;
•	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;
•	our interpretation of the data from our completed Phase 2 trial for vonapanitase;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;
•	timing to recruit and expand our employee base and sales force, both in and outside the United States;
•	plans to initiate Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;
•	the reimbursement of vonapanitase;
•	our research and development costs;
•	our general and administrative costs and salary and personnel costs;
•	the costs associated with preparation for commercial operations;
•	the costs associated with being a public company;
•	our intellectual property position;
•	our plans to seek patent protection in available countries;
•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity;
•	our reliance on third parties as suppliers and manufacturers;
•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;
•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;
•	the impact of accounting policies;
•	the impact of changes in interest rates;
•	exposure to foreign currency exchange risks;
•	our purchase of forward foreign currency contracts in the future; and
•	the continued adoption of stock trading plans by employees, including executive officers

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$34,186	$40,031
Available-for-sale investments	19,486	25,232
Prepaid expenses and other current assets	1,234	1,345
Total current assets	54,906	66,608
Property and equipment, net	374	224
Other non-current assets	383	706
Total assets	$55,663	$67,538
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$527	$1,020
Accrued expenses	3,970	2,576
Other current liabilities	241	537
Total current liabilities	4,738	4,133
Total liabilities	4,738	4,133
Commitments and contingencies (Note 5)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 16,574,682 and 16,501,500 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	16	16
Additional paid-in capital	196,607	194,651
Accumulated deficit	(145,708)	(131,251)
Accumulated other comprehensive income (loss)	10	(11)
Total stockholders’ equity	50,925	63,405
Total liabilities and stockholders’ equity	$55,663	$67,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$5,241	$3,090	$9,590	$5,723
General and administrative	2,613	1,891	5,083	3,878
Total operating expenses	7,854	4,981	14,673	9,601
Loss from operations	(7,854)	(4,981)	(14,673)	(9,601)
Other income (expense):
Investment income	53	37	109	77
Other (expense) income, net	(104)	(128)	107	(128)
Total other (expense) income	(51)	(91)	216	(51)
Net loss	$(7,905)	$(5,072)	$(14,457)	$(9,652)
Unrealized (loss) gain on available-for-sale investments	(2)	3	21	9
Comprehensive loss	$(7,907)	$(5,069)	$(14,436)	$(9,643)
Net loss attributable to common stockholders	$(7,905)	$(5,072)	$(14,457)	$(9,652)
Net loss per share attributable to common stockholders - basic and diluted	$(0.48)	$(0.31)	$(0.87)	$(0.59)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,561,239	16,449,937	16,534,413	16,449,316

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$321	$138	$629	$247
General and administrative	625	338	1,183	636
Total	$946	$476	$1,812	$883

Included in other (expense) income, net, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$(10)	$(14)	$(4)	$(14)
Unrealized (losses) gains from forward foreign currency contracts	(53)	(112)	125	(112)
Total	$(63)	$(126)	$121	$(126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(14,457)	$(9,652)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	52	17
Amortization of premium/discount on available-for-sale securities	71	415
Unrealized (gain) loss on forward foreign currency contracts included in net income	(125)	112
Foreign currency remeasurement loss	21	6
Stock-based compensation	1,812	883
Changes in:
Prepaid expenses and other assets	460	(419)
Interest receivable	(26)	(198)
Accounts payable, accrued expenses and other current liabilities	730	366
Net cash used in operating activities	(11,462)	(8,470)
Investing activities
Purchases of available-for-sale investments	(26,718)	(58,890)
Proceeds from maturities of available-for-sale investments	32,414	15,320
Purchase of property and equipment	(202)	(36)
Net cash provided by (used in) investing activities	5,494	(43,606)
Financing activities
Exercise of stock options	139	7
Proceeds from issuance of common stock under ESPP	5	52
Net cash provided by financing activities	144	59
Effect of exchange rate changes on cash	(21)	(6)
Decrease in cash and cash equivalents	(5,845)	(52,023)
Cash and cash equivalents, beginning of period	40,031	68,840
Cash and cash equivalents, end of period	$34,186	$16,817

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

On April 20, 2016, the Company formed a wholly-owned holding company in Delaware, Proteon International Holdings, Inc. (“Proteon International”). On May 4, 2016, Proteon International formed a wholly-owned subsidiary company in Bermuda, Proteon Bermuda Limited (“Proteon Bermuda”). On June 2, 2016, Proteon Bermuda formed a wholly-owned subsidiary company in Ireland, Proteon Ireland Limited (“Proteon Ireland”).

As of June 30, 2016, the Company had cash, cash equivalents and available-for-sale investments of $53.7 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2017. The Company had an accumulated deficit of $145.7 million as of June 30, 2016.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. As of June 30, 2016, the Company had not commenced sales under this program.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 4). There have been no changes to the valuation methods utilized by the Company during the six months ended June 30, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective beginning January 1, 2018, with no early adoption permitted. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements, if any.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is authoritative guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. This guidance will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. The Company is still evaluating the impact of this guidance on its financial statement disclosures. The adoption of this accounting standard may affect the Company’s financial statement disclosures in future periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to FASB Codification (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. At the lease commencement date, the lessee must recognize a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements, if any.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of June 30, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$32,136	$-	$-	$32,136
Government securities	19,486	-	-	19,486
Total	$51,622	$-	$-	$51,622

Liabilities
Foreign currency forward contracts	$-	$241	$-	$241
Total	$-	$241	$-	$241

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$39,233	$-	$-	$39,233
Government securities	25,232	-	-	25,232
Total	$64,465	$-	$-	$64,465

Liabilities
Foreign currency forward contracts	$-	$537	$-	$537
Total	$-	$537	$-	$537

As of June 30, 2016 and December 31, 2015, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs with U.S. dollars in the future at agreed upon exchange rates.

Forward foreign currency contracts are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its forward foreign currency contracts based on pricing from a service provider. The service provider values the instruments based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs). Cash equivalents and government securities are stated at fair value and consist of Level 1 financial instruments in the fair value hierarchy. The Company determined the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. These market prices are quoted prices in active markets for identical assets (Level 1 inputs).

Available-for-sale securities at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
Government securities
(Due within 1 year)	$19,476	$10	$-	$19,486
	$19,476	$10	$-	$19,486

December 31, 2015
Government securities
(Due within 1 year)	$25,243	$1	$(12)	$25,232
	$25,243	$1	$(12)	$25,232

4.	Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc. During the six months ended June 30, 2016, the Company had forward foreign currency contract activity for which it did not elect hedge accounting for the forward foreign currency contracts outstanding as of June 30, 2016, but may elect to apply hedge accounting in the future. As a result, during the six months ended June 30, 2016, the Company experienced unrealized gains within other income (expense) in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. The Company expects potential volatility within other income (expense) in future periods for contracts for which the Company does not apply hedge accounting.

As of June 30, 2016, the Company had the following outstanding forward foreign currency contracts that were not designated for hedge accounting and that were used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$3,061	June 12, 2015	Various dates through December 15, 2016	2

No forward foreign currency contracts were held by the Company prior to May 2015. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2016 (in thousands):

	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount

Forward foreign currency contracts	Other current liabilities	$241	$-	$241

5.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will execute purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of June 30, 2016, the Company has executed one purchase order for 1.9 million Swiss Francs for the manufacturing of one batch which commenced in June 2016 and is expected to finish in the third quarter of 2016. In connection with this transaction, the Company has executed a purchase order of 0.3 million Swiss Francs related to Lonza's acquisition of raw materials. Of these purchase obligations, the Company has reflected 1.0 million and 0.3 million Swiss Francs, respectively, approximately $1.3 million in aggregate at current exchange rates, within accrued expenses on our consolidated balance sheet as of June 30, 2016. In addition, management has executed a purchase order for 7.6 million Swiss Francs, approximately $7.8 million at current exchange rates, for the manufacturing of four batches to commence in June 2017.

Future minimum payments required under operating leases as of June 30, 2016 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2016	$84
2017	168
2018	84
Total minimum lease payments	$336

Rental expense for the six months ended June 30, 2016 and 2015 was $91,000 and $93,000, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of June 30, 2016, the Company has provided a security deposit in the amount of $14,000 to the lessor.

At June 30, 2016 and December 31, 2015, the Company had $14,000 in an outstanding letter of credit to be used as collateral for leased premises. At June 30, 2016 and December 31, 2015, the Company pledged an aggregate of $14,000 to the bank as collateral for the letter of credit, which is included in long-term assets and both short-term deposits and long-term assets, respectively.

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,200,369	$8.52	7.8	$15,705
Granted	114,162	$6.77
Exercised	(72,508)	$1.91
Cancelled or forfeited	(7,089)	$4.92
Outstanding at June 30, 2016	2,234,934	$8.66	7.6	$4,470
Exercisable at June 30, 2016	997,718	$5.57	5.9	$3,577
Vested or expected to vest at June 30, 2016 (1)	2,064,955	$8.41	7.4	$4,373

____________________

(1) Represents the number of vested options at June 30, 2016 plus the number of unvested options expected to vest based on the unvested options outstanding at June 30, 2016 .

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares, or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors has determined there was to be no increase on January 1, 2016. As of June 30, 2016, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The first offering under the 2014 ESPP began on January 1, 2015 and ended on June 30, 2015. During the six months ended June 30, 2016, 674 shares were issued under the 2014 ESPP with 296,685 shares remaining for future issuance under the plan as of June 30, 2016. The Company incurred $16,000 and $32,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2016, respectively. The Company incurred $11,000 and $22,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2015, respectively.

Common Stock

The Company has the following shares reserved for future issuance:

	June 30, 2016	December 31, 2015

Stock-based compensation awards	3,007,453	2,419,901
Employee Stock Purchase Plan	296,685	297,359
Total	3,304,138	2,717,260

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the six months ended June 30, 2016 and 2015.

8.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding stock options	2,234,934	1,757,959	2,234,934	1,757,959
	2,234,934	1,757,959	2,234,934	1,757,959

9.	Subsequent Events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the unaudited condensed consolidated financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. In the judgment of management, there were no material events that impacted the unaudited condensed financial statements or disclosures.

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

As of June 30, 2016, we had received an aggregate of $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of June 30, 2016, we had an accumulated deficit of $145.7 million and our net loss for the three and six months ended June 30, 2016 was $7.9 million and $14.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at June 30, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017, thus allowing us to obtain results from our PATENCY-1 trial, to enroll patients in our PATENCY-2 trial and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	we commenced our PATENCY-1 trial in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our PATENCY-2 trial in August 2015 and expect to complete enrollment in the first quarter of 2017. If the results from the PATENCY-1 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a Biologics Licensing Agreement (“BLA”), supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the PATENCY-2 trial;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic AVFs and in patients undergoing placement of an arteriovenous graft, or AVG;
•	we expect to initiate two Phase 1 clinical studies of vonapanitase in patients with peripheral artery disease (PAD) in 2016;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and
•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA filing.

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

Other (Expense) Income, Net

Other (expense) income, net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of active pharmaceutical ingredient (“API”) for our lead product candidate, vonapanitase, which requires us to make payments in Swiss Francs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	Period-to-Period Change

Operating expenses:
Research and development	$5,241	$3,090	$2,151
General and administrative	2,613	1,891	722
Total operating expenses	7,854	4,981	2,873
Loss from operations	(7,854)	(4,981)	(2,873)
Other income (expense):
Investment income	53	37	16
Other expense, net	(104)	(128)	24
Total other expense	(51)	(91)	40
Net Loss	$(7,905)	$(5,072)	$(2,833)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Period-to-Period
	2016	2015	Change

External vonapanitase research and development expenses	$3,859	$2,256	$1,603
Internal research and development expenses	1,382	834	548
Total research and develoment expenses	$5,241	$3,090	$2,151

During the three months ended June 30, 2016, our total research and development expenses increased by $2.2 million compared to the three months ended June 30, 2015 primarily due to $1.6 million in increased external expenses. The increase of $1.6 million in external expenses was driven by $1.4 million in increased expenses for our manufacturing pre-validation and validation efforts and $0.2 million in increased external clinical expenses related to our ongoing radiocephalic AVF Phase 3 clinical trials. Our internal research and development expenses increased by $0.5 million in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due primarily to increased personnel costs.

General and Administrative Expenses. During the three months ended June 30, 2016, our total general and administrative expenses were $0.7 million higher as compared to the three months ended June 30, 2015 primarily due to additional overhead and personnel costs in the three months ended June 30, 2016 of $0.9 million to support our ongoing corporate activities and offset by $0.1 million in lower expenses associated with being a public company.

Investment Income. During the three months ended June 30, 2016, investment income increased by an immaterial amount

Other Expense, Net. During the three months ended June 30, 2016, other expense, net decreased by an immaterial amount.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2016	2015	Change

Operating expenses:
Research and development	$9,590	$5,723	$3,867
General and administrative	5,083	3,878	1,205
Total operating expenses	14,673	9,601	5,072
Loss from operations	(14,673)	(9,601)	(5,072)
Other income (expense):
Investment income	109	77	32
Other income (expense), net	107	(128)	235
Total other income (expense)	216	(51)	267
Net Loss	$(14,457)	$(9,652)	$(4,805)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2016	2015	Change

External vonapanitase research and development expenses	$6,868	$4,137	$2,731
Internal research and development expenses	2,722	1,586	1,136
Total research and develoment expenses	$9,590	$5,723	$3,867

During the six months ended June 30, 2016, our total research and development expenses increased by $3.9 million compared to the six months ended June 30, 2015 primarily due to $2.7 million in increased external expenses. The increase of $2.7 million in external expenses was driven by $2.4 million in increased expenses for our manufacturing pre-validation and validation efforts and $0.3 million in increased external clinical expenses related to our ongoing radiocephalic AVF Phase 3 clinical trials. Our internal research and development expenses increased by $1.1 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to increased personnel costs.

General and Administrative Expenses. During the six months ended June 30, 2016, our total general and administrative expenses were $1.2 million higher as compared to the six months ended June 30, 2015 primarily due to additional overhead and personnel costs in the six months ended June 30, 2016 of $1.4 million to support our ongoing corporate activities and offset by $0.2 million in lower expenses associated with being a public company.

Investment Income. During the six months ended June 30, 2016, investment income increased by an immaterial amount

Other Income (Expense), Net. During the six months ended June 30, 2016, other income (expense), net changed by $0.2 million as compared to the six months ended June 30, 2015 due to the change in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Liquidity and Capital Resources

Since our inception and through the six months ended June 30, 2016, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At June 30, 2016, our cash and cash equivalents and available-for-sale investments totaled $53.7 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2016 will be sufficient to fund our operations into the fourth quarter of 2017. We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, named PATENCY-1 and to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs, named PATENCY-2 and to fund our CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;
•	the timing and costs of developing vonapanitase for additional indications;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(11,462)	$(8,470)
Net cash provided by (used in) investing activities	5,494	(43,606)
Net cash provided by financing activities	144	59
Net decrease in cash and cash equivalents	$(5,824)	$(52,017)

Comparison of the Six Months Ended June 30, 2016 and 2015

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2016 compared to $8.5 million for the six months ended June 30, 2015. The increase of $3.0 million in cash used in operating activities was driven primarily by an increase in our net loss of $4.8 million offset by a $0.9 million decrease in prepaid expenses and other assets, a $0.5 million increase in non-cash expenses, and a $0.4 million increase in accounts payable, accrued expenses, and other current liabilities as compared to the six months ended June 30, 2015.

Net cash provided by investing activities was $5.5 million for the six months ended June 30, 2016 compared to $43.6 million used in for the six months ended June 30, 2015. The change of $49.1 million in cash used in investing activities was primarily driven by a decrease in the purchases of available-for-sale investments of $32.2 million and an increase in maturities and sale of investments of $17.1 million as compared to the six months ended June 30, 2015.

Net cash provided by financing activities for the six months ended June 30, 2016 increased by $0.1 million compared to the six months ended June 30, 2015 due to proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

We have the following contractual obligations and commitments as of June 30, 2016 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase Obligations (1)	CHF 9,800	9,800	-	-	-

(1)	In January 2016, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the API in our lead product candidate, vonapanitase. Purchase obligations include contractual arrangements in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. We have three purchase obligations of 7.6 million, 1.9 million, and 0.3 million Swiss Francs each due within one year as of June 30, 2016. Of the latter two purchase obligations, we have reflected 1.0 million and 0.3 million Swiss Francs, respectively, within accrued expenses on our consolidated balance sheet as of June 30, 2016.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash equivalents and available-for-sale investments of $53.7 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $21.4 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, and $14.5 million and $9.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $145.7 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical development and seek regulatory approval of vonapanitase, particularly with respect to its lead indication for radiocephalic arteriovenous fistula, or AVFs;
•	commercialize vonapanitase directly in the United States;
•	undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe;
•	pursue additional indications for vonapanitase including clinical development of vonapanitase for brachiocephalic AVFs, patients requiring placement of an arteriovenous graft, or AVG, and symptomatic peripheral artery disease, or PAD;
•	in-license or acquire additional product opportunities and make milestone or other payments under any in-license agreements;
•	contract for the manufacture of commercial quantities of vonapanitase;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development; and
•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2016, our cash, cash equivalents and available-for-sale investments were $53.7 million. Our research and development expenses were $9.6 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

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

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of vonapanitase or any additional product candidates.

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations;
•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;
•	we may experience delays in the importation and manufacture of clinical supply;
•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;

•	participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trials;
•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the 300 proposed for each Phase 3 trial, all of which may extend the clinical trial’s duration;
•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;
•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•	we may lack adequate funding to continue the clinical trials or to pay FDA’s substantial user fees; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Even if regulatory approval of a product is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed and may be subject to other conditions of approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other regulatory requirements. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any such products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on a product’s manufacturing processes;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	Untitled, Cyber, or Warning Letters from the FDA or similar correspondence from comparable regulatory authorities;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	mandated modifications to promotional materials or requirements to provide corrective information to healthcare practitioners;
•	requirements to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	debarring us pursuant to the Federal Food, Drug and Cosmetic Act, or FDCA, excluding us from participation in federal healthcare programs, requiring a corporate integrity agreement or debarring us from government contracts;
•	the imposition of costly new manufacturing requirements or use of alternative suppliers, requiring additional warnings on the label;

•	FDA or other regulatory bodies issuing safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about our products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals or refusal to approve future or pending applications or supplements;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions; and/or
•	imposition of civil or criminal penalties.

Accordingly, assuming we receive marketing approval for vonapanitase or any additional product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, distribution, product surveillance, post-marketing studies and quality control.

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

In response to a recent court decision regarding the plain meaning of the exclusivity provision of the Orphan Drug Act and increased scrutiny by legislators, the FDA may undertake a reevaluation of aspects of its orphan drug regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be harmed.

A fast track product, priority review, or other designation by the FDA for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received a fast track product designation for vonapanitase for improving vascular access and decreasing the need for surgery in patients with chronic kidney disease, or CKD, who are on hemodialysis or being prepared for hemodialysis. As applicable, we may seek fast track, priority review, or other designations for other uses of vonapanitase. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs and biologics intended to treat a serious condition which demonstrate the potential to address an unmet medical need. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs and biologics that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as fast track products, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs and biologics designated as fast track products therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, which typically adds two months to the timeline for review and decision from the date of submission.

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

We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug or biologic manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. Other laws that we may be subject to include the civil False Claims Act, criminal False Claims Act, the HIPAA fraud and abuse provisions, the Civil Monetary Penalties statute, Section 1927 of the Social Security Act, the Veterans Health Care Act, the Foreign Corrupt Practices Act, federal and state statutes and regulations pertaining to payments made to physicians and other health care providers, the HIPAA privacy and security provisions, and other analogous state laws. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback, healthcare, or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and certain of the criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. False claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment, to government third-party payors (including Medicare and Medicaid) claims for reimbursed drugs, or biologics or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Liability may also arise from false certification of compliance with laws and regulations that are conditions of payment. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws, and other healthcare statutes are punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. We may further be subject to such other actions as debarment from government contracts and future orders under existing contracts, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

We are not aware of any therapeutic products approved in the United States or Europe for the prevention of vascular access failure. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals and Symic Biomedical. Vonapanitase could face competition from companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, Brookhaven Medical, Laminate Medical Technologies, Stent Tek and TVA Medical. Other potentially competitive products include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

We currently have a relationship with only one supplier, Lonza, for the manufacturing of the API for vonapanitase for clinical testing purposes, and intend to continue to use Lonza as our sole or primary supplier of the API for vonapanitase in the future. We have used two companies, Jubilant HollisterStier and Patheon Manufacturing Services Inc. (formerly DSM Pharmaceuticals), to vial and make our vonapanitase finished product. We also expect to rely upon third parties to produce materials required for the commercial production of vonapanitase or any additional product candidates if we succeed in obtaining the necessary regulatory approvals. This may increase the risk that we will not have sufficient quantities of our product candidates to conduct our clinical trials or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates.

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

We and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA, the EMA, or other foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services.’

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of June 30, 2016 we own 29 issued patents and own 21 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our senior management team, in particular, Timothy Noyes, our President and Chief Executive Officer, Steven Burke, our Senior Vice President and Chief Medical Officer, George Eldridge, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, Scott Toner, our Senior Vice President of Marketing, and Daniel Gottlieb, our Vice President, Corporate Development, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any member of our senior management or scientific team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

We have entered into a Sales Agreement with Cowen and Company, LLC ("Cowen") for the offer and sale of up to $40 million in aggregate amount of our Common Stock from time to time through Cowen, as our sales agent, pursuant to a Registration Statement on Form S-3 which became effective on January 12, 2016. Cowen is not required to sell any specific number or dollar amount of shares of our Common Stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares up to $40 million upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an "at-the-market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen.

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

As of June 30, 2016, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, and U.S. government-backed and agency securities. As of July 31, 2016, we estimate that we have used approximately $33.5 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

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

Date: August 8, 2016	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2016 and 2015; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.