Form 10-Q/A
period 2016-06-30
PROTEON THERAPEUTICS INC
filed 2016-08-08
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Proteon Therapeutics, Inc.’s Quarterly Report on Form 10-Q (the “Amended Filing”) for the quarter ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2016 (the “Original 10-Q”). This Amended Filing is being filed solely to correct the date of the fiscal quarter end described in Exhibit 32.1 “CERTIFICATION PURSUANT TO SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002” of the Original 10-Q. The description of the date of the fiscal quarter end in Exhibit 32.1 has been updated from “March 31, 2016” to “June 30, 2016” to reflect the fiscal quarter presented by the Original 10-Q, as amended by this Amended Filing. No other items are being amended except as described in this Explanatory Note and this Amended Filing does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

	Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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