Form 10-Q
period 2016-09-30
PROTEON THERAPEUTICS INC
filed 2016-11-07
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

 or

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

As of October 31, 2016 there were 16,594,445 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);
•	our estimates regarding the amount of funds we require to complete our two planned Phase 3 clinical trials for vonapanitase;
•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;
•	our search for additional product opportunities;
•	the sufficiency of existing facilities to meet our needs;
•	whether we will need to conduct any additional studies after our Phase 3 trials;
•	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2017;
•	our plans to fund our chemistry, manufacturing and controls;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;
•	our estimate of when we will require additional funding;
•	our plans to commercialize and bring vonapanitase to market;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;
•	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;
•	our interpretation of the data from our completed Phase 2 trial for vonapanitase;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;
•	timing to recruit and expand our employee base and sales force, both in and outside the United States;
•	plans to initiate or dose patients in Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;
•	the reimbursement of vonapanitase;
•	our research and development costs;
•	our general and administrative costs and salary and personnel costs;
•	the costs associated with preparation for commercial operations;
•	the costs associated with being a public company;
•	our intellectual property position;
•	our plans to seek patent protection in available countries;
•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity;
•	our reliance on third parties as suppliers and manufacturers;
•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;
•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;
•	the impact of accounting policies;
•	the impact of changes in interest rates;
•	exposure to foreign currency exchange risks;
•	our purchase of forward foreign currency contracts in the future; and
•	the continued adoption of stock trading plans by employees, including executive officers

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$26,678	$40,031
Available-for-sale investments	20,296	25,232
Prepaid expenses and other current assets	1,749	1,345
Total current assets	48,723	66,608
Property and equipment, net	396	224
Other non-current assets	276	706
Total assets	$49,395	$67,538
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$591	$1,020
Accrued expenses	4,186	2,576
Other current liabilities	98	537
Total current liabilities	4,942	4,133
Total liabilities	4,942	4,133
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 16,582,999 and 16,501,500 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	17	16
Additional paid-in capital	197,310	194,651
Accumulated deficit	(152,815)	(131,251)
Accumulated other comprehensive income (loss)	8	(11)
Total stockholders’ equity	44,453	63,405
Total liabilities and stockholders’ equity	$49,395	$67,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,842	$3,078	$14,432	$8,801
General and administrative	2,324	2,004	7,407	5,882
Total operating expenses	7,166	5,082	21,839	14,683
Loss from operations	(7,166)	(5,082)	(21,839)	(14,683)
Other income (expense):
Investment income	46	34	155	111
Other income (expense), net	13	(335)	120	(463)
Total other income (expense)	59	(301)	275	(352)
Net loss	$(7,107)	$(5,383)	$(21,564)	$(15,035)
Unrealized (loss) gain on available-for-sale investments	(2)	3	19	12
Comprehensive loss	$(7,109)	$(5,380)	$(21,545)	$(15,023)
Net loss attributable to common stockholders	$(7,107)	$(5,383)	$(21,564)	$(15,035)
Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(0.33)	$(1.30)	$(0.91)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,582,276	16,466,945	16,550,483	16,455,257

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$168	$184	$797	$431
General and administrative	519	427	1,702	1,063
Total	$687	$611	$2,499	$1,494

Included in other (expense) income, net, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$(4)	$-	$(8)	$(14)
Unrealized gains (losses) from forward foreign currency contracts	2	(314)	127	(426)
Total	$(2)	$(314)	$119	$(440)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(21,564)	$(15,035)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	87	33
Amortization of premium/discount on available-for-sale securities	108	580
Unrealized (gain) loss on forward foreign currency contracts included in net income	(127)	426
Foreign currency remeasurement (gain) loss	(6)	29
Stock-based compensation	2,499	1,494
Changes in:
Prepaid expenses and other assets	(20)	(181)
Interest receivable	46	(214)
Accounts payable, accrued expenses and other current liabilities	869	488
Net cash used in operating activities	(18,108)	(12,380)
Investing activities
Purchases of available-for-sale investments	(39,756)	(66,136)
Proceeds from maturities of available-for-sale investments	44,603	43,752
Proceeds from sale of available-for-sale investments	-	2,006
Purchase of property and equipment	(259)	(171)
Net cash provided by (used in) investing activities	4,588	(20,549)
Financing activities
Exercise of stock options	156	49
Proceeds from issuance of common stock under ESPP	5	52
Net cash provided by financing activities	161	101
Effect of exchange rate changes on cash	6	(29)
Decrease in cash and cash equivalents	(13,353)	(32,857)
Cash and cash equivalents, beginning of period	40,031	68,840
Cash and cash equivalents, end of period	$26,678	$35,983

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

On April 20, 2016, the Company formed a wholly-owned holding company in Delaware, Proteon International Holdings, Inc. (“Proteon International”). On May 4, 2016, Proteon International formed a wholly-owned subsidiary company in Bermuda, Proteon Bermuda Limited (“Proteon Bermuda”). On June 2, 2016, Proteon Bermuda formed a wholly-owned subsidiary company in Ireland, Proteon Ireland Limited.

As of September 30, 2016, the Company had cash, cash equivalents and available-for-sale investments of $47.0 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2017. The Company had an accumulated deficit of $152.8 million as of September 30, 2016.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. As of September 30, 2016, the Company had not commenced sales under this program.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to stock-based compensation expense, clinical trial accruals and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 4). There have been no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2016 and 2015.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is authoritative guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. This guidance will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017, with early adoption permitted. The Company is still evaluating the impact of this guidance on its financial statement disclosures. The adoption of this accounting standard may affect the Company’s financial statement disclosures in future periods.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of September 30, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$18,118	$-	$-	$18,118
Government securities	20,296	-	-	20,296
Total	$38,414	$-	$-	$38,414

Liabilities
Forward foreign currency contracts	$-	$98	$-	$98
Total	$-	$98	$-	$98

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$39,233	$-	$-	$39,233
Government securities	25,232	-	-	25,232
Total	$64,465	$-	$-	$64,465

Liabilities
Forward foreign currency contracts	$-	$537	$-	$537
Total	$-	$537	$-	$537

As of September 30, 2016 and December 31, 2015, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs with U.S. dollars in the future at agreed upon exchange rates.

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

Available-for-sale securities at September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
Government securities
(Due within 1 year)	$20,288	$8	$-	$20,296
	$20,288	$8	$-	$20,296

December 31, 2015
Government securities
(Due within 1 year)	$25,243	$1	$(12)	$25,232
	$25,243	$1	$(12)	$25,232

4.	Derivative Financial Instruments

The Company enters into forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc. During the nine months ended September 30, 2016, the Company had forward foreign currency contract activity for which it did not elect hedge accounting for the forward foreign currency contracts outstanding as of September 30, 2016, but may elect to apply hedge accounting in the future. As a result, during the nine months ended September 30, 2016, the Company experienced unrealized gains within other income (expense) in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. The Company expects potential volatility within other income (expense) in future periods for contracts for which the Company does not apply hedge accounting.

As of September 30, 2016, the Company had the following outstanding forward foreign currency contract that was not designated for hedge accounting and that was used to reduce the exposure to fluctuations in the U.S dollar value of forecasted transactions denominated in Swiss Franc (dollars in thousands):

Notional Amount	Effective Date	Maturity Date	Number of Instruments
$1,265	June 12, 2015	December 15, 2016	1

No forward foreign currency contracts were held by the Company prior to May 2015. The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the balance sheet as of September 30, 2016 (in thousands):

	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount

Forward foreign currency contracts	Other current liabilities	$98	$-	$98

5.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will issue purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of September 30, 2016, the Company has issued a purchase order for 1.9 million Swiss Francs for the manufacturing of one batch which commenced in June 2016 and substantially finished in the third quarter of 2016. The Company has made payments of 1.0 million Swiss Francs and accrued 0.8 million Swiss Francs for the manufacturing services rendered under the agreement as of September 30, 2016.  Additionally, in connection with this transaction, the Company has issued a purchase order of 0.2 million Swiss Francs, related to Lonza’s acquisition of raw materials used within manufacturing of this batch. The related costs have been reflected within accrued expenses in its consolidated balance sheet as of September 30, 2016. Lastly, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $7.8 million at current exchange rates, for the manufacturing of four batches to commence in June 2017. No services have been rendered under this purchase order as of September 30, 2016.

Future minimum payments required under operating leases as of September 30, 2016 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2016	$42
2017	168
2018	84
Total minimum lease payments	$294

Rental expense for the nine months ended September 30, 2016 and 2015 was $136,000 and $139,000, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of September 30, 2016, the Company has provided a security deposit in the amount of $14,000 to the lessor.

At September 30, 2016 and December 31, 2015, the Company had $14,000 in an outstanding letter of credit to be used as collateral for leased premises. At September 30, 2016 and December 31, 2015, the Company pledged an aggregate of $14,000 to the bank as collateral for the letter of credit, which is included in long-term assets.

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,200,369	$8.52	7.8	$15,705
Granted	119,162	$6.90
Exercised	(80,825)	$1.91
Cancelled or forfeited	(69,089)	$14.12
Outstanding at September 30, 2016	2,169,617	$8.50	7.3	$5,814
Exercisable at September 30, 2016	1,055,385	$5.81	5.8	$4,619
Vested or expected to vest at September 30, 2016 (1)	2,033,481	$8.29	7.2	$5,697

 ________________

(1) Represents the number of vested options at September 30, 2016 plus the number of unvested options expected to vest based on the unvested options outstanding at September 30, 2016.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares, or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors has determined there was to be no increase on January 1, 2016. As of September 30, 2016, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The first offering under the 2014 ESPP began on January 1, 2015 and ended on June 30, 2015. During the nine months ended September 30, 2016, 674 shares were issued under the 2014 ESPP with 296,685 shares remaining for future issuance under the plan as of September 30, 2016.

Common Stock

The Company has the following shares reserved for future issuance:

	September 30, 2016	December 31, 2015

Stock-based compensation awards	2,999,166	2,419,901
Employee Stock Purchase Plan	296,685	297,359
Total	3,295,851	2,717,260

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the nine months ended September 30, 2016 and 2015.

8.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding stock options	2,169,617	1,800,262	2,169,617	1,800,262
Outstanding ESPP shares	10,913	1,097	10,913	1,097
	2,180,530	1,801,359	2,180,530	1,801,359

9.	Subsequent Events

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase (formerly PRT-201), is a recombinant human elastase that we are developing to improve arteriovenous fistula, or AVF, patency in patients with chronic kidney disease undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 trial of vonapanitase in patients undergoing creation of an AVF support that a one-time, local application of vonapanitase during AVF surgical placement reduces AVF failure, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are not aware of any approved preventative treatments to reduce the failure rate of AVFs. We enrolled the first patient in the first of two Phase 3 trials, named PATENCY-1, for vonapanitase in radiocephalic AVFs, our initial indication, in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial, named PATENCY-2, in August 2015 and expect to complete enrollment in the first quarter of 2017.

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

As of September 30, 2016, we had received an aggregate of $174.7 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $0.3 million from stock option exercises and Employee Stock Purchase Plan purchases and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of September 30, 2016, we had an accumulated deficit of $152.8 million and our net loss for the three and nine months ended September 30, 2016 was $7.1 million and $21.6 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at September 30, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017, thus allowing us to obtain results from our PATENCY-1 trial, to enroll patients in our PATENCY-2 trial and to fund our chemistry, manufacturing and controls, or CMC, activities through that date.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	we commenced our PATENCY-1 trial in the third quarter of 2014, completed patient enrollment in October 2015 and expect to release top-line data in December 2016. We enrolled the first patient in our PATENCY-2 trial in August 2015 and expect to complete enrollment in the first quarter of 2017. If the results from the PATENCY-1 trial are sufficiently compelling, we intend to meet with the FDA to discuss the possibility of submitting a Biologics Licensing Application (“BLA”), supported by the single Phase 3 trial and may decide to submit a BLA to the FDA prior to completing the PATENCY-2 trial;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic AVFs and in patients undergoing placement of an arteriovenous graft, or AVG;
•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease (PAD) in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty, respectively, for patients with PAD;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and
•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA filing.

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

Other Income (Expense), Net

Other income (expense), net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of active pharmaceutical ingredient (“API”) for our lead product candidate, vonapanitase, which requires us to make payments in Swiss Francs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Period-to-Period
	2016	2015	Change

Operating expenses:
Research and development	$4,842	$3,078	$1,764
General and administrative	2,324	2,004	320
Total operating expenses	7,166	5,082	2,084
Loss from operations	(7,166)	(5,082)	(2,084)
Other income (expense):
Investment income	46	34	12
Other income (expense), net	13	(335)	348
Total other income (expense)	59	(301)	360
Net Loss	$(7,107)	$(5,383)	$(1,724)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Period-to-Period
	2016	2015	Change

External vonapanitase research and development expenses	$3,690	$2,081	$1,609
Internal research and development expenses	1,152	997	155
Total research and develoment expenses	$4,842	$3,078	$1,764

During the three months ended September 30, 2016, our total research and development expenses increased by $1.8 million compared to the three months ended September 30, 2015 primarily due to $1.6 million in increased external expenses. The increase of $1.6 million in external expenses was driven by $1.3 million in increased expenses for our manufacturing pre-validation and validation efforts and $0.3 million in increased external clinical expenses related to our ongoing radiocephalic AVF Phase 3 clinical trials and our PAD Phase 1 clinical trials. Our internal research and development expenses increased by $0.2 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to increased personnel costs.

General and Administrative Expenses. During the three months ended September 30, 2016, our total general and administrative expenses were $0.3 million higher as compared to the three months ended September 30, 2015 due to additional overhead and personnel costs, in the three months ended September 30, 2016, to support our ongoing corporate activities.

Investment Income. During the three months ended September 30, 2016, investment income increased by an immaterial amount.

Other Income (Expense), Net. During the three months ended September 30, 2016, other income (expense), net changed by $0.3 million as compared to the three months ended September 30, 2015 During the three months ended September 30, 2015, the $0.3 million expense related to the change in the fair value associated with the forward foreign currency contracts we entered into in second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2016	2015	Change

Operating expenses:
Research and development	$14,432	$8,801	$5,631
General and administrative	7,407	5,882	1,525
Total operating expenses	21,839	14,683	7,156
Loss from operations	(21,839)	(14,683)	(7,156)
Other income (expense):
Investment income	155	111	44
Other income (expense), net	120	(463)	583
Total other income (expense)	275	(352)	627
Net Loss	$(21,564)	$(15,035)	$(6,529)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2016	2015	Change

External vonapanitase research and development expenses	$10,559	$6,218	$4,341
Internal research and development expenses	3,873	2,583	1,290
Total research and develoment expenses	$14,432	$8,801	$5,631

During the nine months ended September 30, 2016, our total research and development expenses increased by $5.6 million compared to the nine months ended September 30, 2015 primarily due to $4.3 million in increased external expenses. The increase of $4.3 million in external expenses was driven by $3.6 million in increased expenses for our manufacturing pre-validation and validation efforts and $0.7 million in increased external clinical expenses related to our ongoing radiocephalic AVF Phase 3 clinical trials and our PAD Phase 1 clinical trials. Our internal research and development expenses increased by $1.3 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to increased personnel costs.

General and Administrative Expenses. During the nine months ended September 30, 2016, our total general and administrative expenses were $1.5 million higher as compared to the nine months ended September 30, 2015 primarily due to additional overhead and personnel costs in the nine months ended September 30, 2016 of $1.8 million to support our ongoing corporate activities and offset by $0.3 million in lower expenses associated with being a public company.

Investment Income. During the nine months ended September 30, 2016, investment income increased by an immaterial amount.

Other Income (Expense), Net. During the nine months ended September 30, 2016, other income (expense), net changed by $0.6 million as compared to the nine months ended September 30, 2015 due to the change in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

Liquidity and Capital Resources

Since our inception and through the nine months ended September 30, 2016, we had received $174.7 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $0.3 million from proceeds from stock option exercises and Employee Stock Purchase Plan purchases and $62.5 million from our IPO. At September 30, 2016, our cash and cash equivalents and available-for-sale investments totaled $47.0 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2016 will be sufficient to fund our operations into the fourth quarter of 2017. We believe that these funds will be sufficient to enable us to obtain results from our first Phase 3 clinical trial of vonapanitase in radiocephalic AVFs, named PATENCY-1 and to enroll patients in our second Phase 3 trial of vonapanitase in radiocephalic AVFs, named PATENCY-2 and to fund our CMC activities through that date.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our planned Phase 3 clinical trials of vonapanitase in radiocephalic AVFs;
•	the timing and costs of developing vonapanitase for additional indications, including PAD;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for vonapanitase in radiocephalic AVFs and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(18,108)	$(12,380)
Net cash provided by (used in) investing activities	4,588	(20,549)
Net cash provided by financing activities	161	101
Net decrease in cash and cash equivalents	$(13,359)	$(32,828)

Comparison of the Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities was $18.1 million for the nine months ended September 30, 2016 compared to $12.4 million for the nine months ended September 30, 2015. The increase of $5.7 million in cash used in operating activities was driven by an increase in our net loss of $6.5 million offset by an $0.8 million increase in cash inflows related to changes in the components of working capital, as compared to the nine months ended September 30, 2015.

Net cash provided by investing activities was $4.6 million for the nine months ended September 30, 2016 compared to $20.5 million used in the nine months ended September 30, 2015. The change of $25.1 million in cash used in investing activities was primarily driven by a decrease in the purchases of available-for-sale investments of $26.4 million and an increase in maturities and sale of investments of $0.8 million offset by a decrease in the proceeds from sales of available-for-sale investments of $2.0 million and an increase in the purchase or property and equipment of $0.1 million as compared to the nine months ended September 30, 2015.

Net cash provided by financing activities for the nine months ended September 30, 2016 increased by $0.1 million compared to the nine months ended September 30, 2015 due to an increase in the proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

We have the following contractual obligations and commitments as of September 30, 2016 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase Obligations (1)	CHF 7,600	7,600	-	-	-

(1)	In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient, or API, in our lead product candidate, vonapanitase. Purchase obligations include contractual arrangements in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. We have one purchase obligation of 7.6 million Swiss Francs which is due within one year as of September 30, 2016.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash equivalents and available-for-sale investments of $47.0 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We contract with clinical research organizations and contract manufacturers internationally. Transactions with one of our contract manufacturers is settled in Swiss Francs and therefore, while we believe we have some foreign currency exposure, we have entered into forward foreign currency contracts to purchase Swiss Francs to manage this risk.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $21.4 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, and $21.6 million and $15.0 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $152.8 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2016, our cash, cash equivalents and available-for-sale investments were $47.0 million. Our research and development expenses were $14.4 million and $8.8 million for the nine months ended September 30, 2016 and 2015, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	IRBs, the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indications;
•	an FDA Advisory Committee or other regulatory authority may recommend non-approval or restrictions on approval;
•	the results of later-stage clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the results of later-stage clinical trials may not confirm the positive results from earlier preclinical studies or clinical trials;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of vonapanitase or any additional product candidate may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•	our manufacturing processes or facilities may not be adequate to support approval of our product candidates; or
•	regulatory agencies may change their approval policies or adopt new regulations in a manner rendering our clinical data insufficient for approval.

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations, or CROs;

•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;
•	we may experience delays in the importation and manufacture of clinical supply;
•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;
•	participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trials;
•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the 300 proposed for each Phase 3 trial, all of which may extend the clinical trial’s duration;
•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;
•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•	we may lack adequate funding to continue the clinical trials or to pay FDA’s substantial user fees; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Even if regulatory approval of a product is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed and may be subject to other conditions of approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other regulatory requirements. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any such products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on a product’s manufacturing processes or facilities;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	Untitled, Cyber, or Warning Letters from the FDA or similar correspondence from comparable regulatory authorities;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	mandated modifications to promotional materials or requirements to provide corrective information to healthcare practitioners;
•	requirements to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	debarring us pursuant to the Federal Food, Drug and Cosmetic Act, or FDCA, excluding us from participation in federal healthcare programs, requiring a corporate integrity agreement or debarring us from government contracts;
•	the imposition of costly new manufacturing requirements or use of alternative suppliers, requiring additional warnings on the label;
•	FDA or other regulatory bodies issuing safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about our products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals or refusal to approve future or pending applications or supplements;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions; and/or
•	imposition of civil or criminal penalties.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of September 30, 2016 we own 30 issued patents and own 22 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

We may take advantage of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

As of September 30, 2016, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, and U.S. government-backed and agency securities. As of October 31, 2016, we estimate that we have used approximately $40.7 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

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

Date: November 7, 2016	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

