Form 10-K
period 2016-12-31
PROTEON THERAPEUTICS INC
filed 2017-03-16
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was: $78.3 million.

As of March 10, 2017 there were 16,603,559 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

3

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);
•	our estimates regarding the amount of funds we require to complete our Phase 3 clinical trial for vonapanitase;
•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;
•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;
•	whether we will need to conduct any additional studies after our Phase 3 trials;
•	our estimates regarding the amount of funds required to fund operations into the third quarter of 2018;
•	our plans to fund our chemistry, manufacturing and controls;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;
•	our estimate of when we will require additional funding;
•	our plans to commercialize and bring vonapanitase to market;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;
•	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our search for additional product opportunities;
•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;
•	timing to recruit and expand our employee base and sales force, both in and outside the United States;
•	plans to initiate or continue Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;
•	the reimbursement of vonapanitase;
•	our research and development costs;
•	the sufficiency of existing facilities to meet our needs;
•	our estimates regarding general and administrative costs and salary and personnel costs, costs associated with preparation for commercial operations and costs associated with being a public company;
•	our intellectual property position;
•	our plans to seek patent protection in available countries;
•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity and our ability to obtain and maintain other forms of exclusivity relevant to our business;
•	our reliance on and the expected performance of our third party suppliers and manufacturers;
•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;
•	our plans to improve existing, and implement new, systems to manage our business;
•	future payment of dividends;

•	the impact of accounting policies;
•	the impact of changes in interest rates;
•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future; and
•	the continued adoption of stock trading plans by employees, including executive officers.

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or planning for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase support that a one-time, local application of investigational vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve secondary patency (time to fistula abandonment) and fistula use for hemodialysis, thereby improving patient outcomes and reducing the burden on patients and the healthcare system.

The need to improve vascular access outcomes for patients is well established in the hemodialysis community. Achieving a usable fistula for vascular access and maintaining the patency (blood flow) of such fistula enables the hemodialysis patient to avoid use of a dialysis catheter, the worst form of vascular access because of the increased risk of serious infection, hospitalization and death. Vascular access failure also results in substantially higher healthcare costs. A recent analysis estimated the cost of managing hemodialysis vascular access in people with end-stage renal disease covered by Medicare to be approximately $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles.

Arteriovenous fistulas are the gold standard of vascular access for hemodialysis, given they are associated with fewer complications and reduced rates of hospitalization as compared to other forms of vascular access. We estimate there are approximately 130,000 fistulas created in the United States annually, a procedure in which a surgeon transects a vein and sutures it to the side of a nearby artery, typically in the arm.

Radiocephalic fistulas created in the forearm are the preferred form of arteriovenous fistula because they preserve the maximum number of future sites for vascular accesses (i.e., the potential use of other vascular access sites further up in the arm). However, radiocephalic fistulas suffer from a high rate of failure, typically due to insufficient blood flow, precluding hemodialysis. Recent data demonstrate that within one year of surgical creation of a radiocephalic fistula:

•	Up to 40% will be abandoned (secondary patency loss);

•	Up to 55% will fail to become usable for hemodialysis because the fistula either has inadequate blood flow or cannot be successfully cannulated; and

•	Up to 70% will experience either a thrombosis or undergo a corrective procedure to restore or maintain blood flow (primary patency loss).

These rates of failure result in a high rate of fistula abandonment, non-use of the fistulas and frequent surgical or interventional procedures. Patients with a usable fistula avoid the adverse effects of catheter usage and under-dialysis. Patients with a usable fistula also avoid the need for additional surgical procedures to create new forms of vascular access. Finally, as each patient has only a limited number of vascular access sites, fistula abandonment increases the risk that the patient may exhaust access sites and be subjected to permanent use of a dialysis catheter. Fistulas that fail to become usable are estimated to result in incremental costs of $30,000 in the first year after surgical creation.

Because the clinical implications of fistula abandonment and non-use are severe, health care providers are aggressive in monitoring and intervening upon fistulas in an attempt to increase fistula use and reduce the rate of fistula abandonment. In less than a decade, the rate of procedures has approximately doubled. The function of usable fistulas can usually be restored via corrective procedures, either an intervention such as angioplasty, which is dilation of a blood vessel with a balloon, or a surgical revision. These procedures, however, are invasive, painful and associated with a number of complications. These procedures are also costly and often need to be repeated. Fistula patients in the United States on average require greater than 1.5 procedures per year, each of which typically costs Medicare between $5,000 and $15,000.

We have demonstrated in nonlinical studies that vonapanitase generates fragments of elastin, a protein present in blood vessels. Elastin fragmentation generates peptides in the adventitia that are chemo-attractants for cells possessing elastin receptors, including cells involved in vascular remodeling and the formation of neointimal hyperplasia. The generation of chemo-attractant peptides in the adventitia may thereby increase cells in the adventitia, promoting outward vascular remodeling, a process necessary for a fistula to become usable. In experiment models, fragmentation of elastin has been shown to be an early and essential event in outward vascular remodeling. The generation of chemo-attractant peptides in the adventitia may also reduce cell migration to the vessel lumen, focusing the healing response to vessel injury to the adventitial layer and inhibiting neointimal hyperplasia, which is the growth of tissue inside vessels that narrows fistulas and reduces blood flow. Vonapanitase has also been shown to lead to vessel dilation when administered at a sufficient concentration. During fistula creation surgery, a surgeon would administer drops of vonapanitase onto the surface of the artery and vein of a fistula for 10 minutes followed by a saline irrigation. Based on clinical and nonclinical studies, we believe that a one-time, local application of investigational vonapanitase to the external surface of the vessels during fistula surgical creation may enhance outward vascular remodeling and inhibit neointimal hyperplasia, thereby reducing the risk of fistula failure.

PATENCY-1, the first of two multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trials, evaluated the safety and efficacy of a single dose of investigational vonapanitase in patients with CKD who underwent surgical creation of a radiocephalic arteriovenous fistula for hemodialysis. We reported top-line data from the PATENCY-1 trial in December 2016. While this trial did not meet the primary endpoint of improving primary unassisted patency, we are encouraged that vonapanitase demonstrated clinically meaningful improvements in other efficacy endpoints, including:

•	34% reduction in the risk of secondary patency loss (fistula abandonment) over 12 months (p=0.048);
•	45% relative increase (20% absolute increase) in the proportion of patients who had a fistula that was used for hemodialysis (p=0.006); and
•	56% relative increase (14% absolute increase) in the proportion of patients who had a fistula that was used for hemodialysis without prior corrective procedures such as angioplasty (p=0.035).

Reported adverse events were also comparable between the vonapanitase and placebo arms of the study. These events were consistent with the medical events experienced by patients with CKD undergoing surgical creation of a radiocephalic fistula.

Our ongoing Phase 3 clinical trial, PATENCY-2, is the second Phase 3 trial of investigational vonapanitase in patients with CKD undergoing surgical creation of a radiocephalic fistula for hemodialysis. After announcing top-line results from the PATENCY-1 trial in December 2016, we started discussions with the U.S. Food and Drug Administration, or FDA, regarding changes to the PATENCY-2 trial. Following our review of the complete data sets from the PATENCY-1 trial and discussions with the FDA, we amended the protocol for the PATENCY-2 trial. The protocol amendment reordered the existing endpoints for this ongoing trial, establishing secondary patency (time to fistula abandonment) and fistula use for hemodialysis as co-primary endpoints. The protocol amendment also increased the planned enrollment for this trial from 300 to 500 patients, which provides at least 90% power to detect the differences observed in the PATENCY-1 trial with a p-value ≤0.05 for each of the co-primary endpoints. Based on our interactions with the FDA, we believe that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted.

We expect to complete enrollment in the PATENCY-2 trial during the fourth quarter of 2017 and to report top-line data in the fourth quarter of 2018. As of February 28, 2017, we enrolled 315 patients in PATENCY-2 at approximately 40 centers in the U.S. and Canada. If successful, we expect to submit a BLA in 2019. Vonapanitase has received fast track designation from the FDA which is designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and address an unmet medical need. We also received an orphan drug designation for vonapanitase in the United States and European Union for hemodialysis vascular access indications.

We believe that, if our ongoing Phase 3 clinical trial is successful and vonapanitase is approved, vonapanitase will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula. We retain worldwide commercial rights to vonapanitase. If approved by regulatory authorities, we intend to commercialize this product in the United States ourselves with a specialty hospital sales force, focused primarily on vascular surgeons, and intend to seek one or more collaborators to commercialize the product in additional markets. Our patents include claims covering formulations, methods of manufacturing and use of elastases, providing protection in the United States through mid-2029 and European Union through 2028, with potential extension into 2033 in the United States and in the European Union.

Our Strengths

We believe our company and vonapanitase possess the following attributes that increase the likelihood that we will be successful in developing and commercializing vonapanitase:

•	Co-primary endpoints and increased enrollment for ongoing Phase 3 trial. We have made important changes to the protocol for the PATENCY-2 trial, our ongoing Phase 3 clinical trial of investigational vonapanitase, based on the results of our first Phase 3 trial, PATENCY-1. The protocol amendment for the PATENCY-2 trial reordered the existing endpoints, establishing co-primary endpoints of secondary patency (time to fistula abandonment) and fistula use for hemodialysis, each of which demonstrated improvements in the PATENCY-1 trial. We also increased the planned enrollment for the PATENCY-2 trial from 300 to 500 patients to achieve greater power to detect the differences between vonapanitase and placebo observed in the PATENCY-1 trial for the two co-primary endpoints, which provides at least 90% power to detect the differences observed in the PATENCY-1 trial with a p-value ≤0.05 for each of the co-primary endpoints.

•	Pivotal Phase 3 trial for BLA Submission. Based on our interactions with the FDA, we believe that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial would serve as a single pivotal Phase 3 clinical trial for a BLA submission, with data from the PATENCY-1 trial being supportive.

•	Safety profile supports approval. Based on results from our clinical trials and preclinical studies, we believe investigational vonapanitase, which is administered once and only acts locally, has demonstrated a favorable safety profile. Vonapanitase is applied to the outside of blood vessels for ten minutes and then washed away, which limits the potential for any absorption into the body and systemic activity. Any vonapanitase that might enter the bloodstream would be inactivated by anti-proteases, substances in the blood that inhibit the activity of vonapanitase. In clinical trials, there were no material increases in adverse events in the vonapanitase treatment groups as compared to placebo and no material findings related to physical examinations or clinical laboratory testing including chemistry, hematology and antibodies to vonapanitase. At our end of Phase 2 meeting with the FDA in 2013, we confirmed that we do not need to conduct any additional preclinical studies to support a BLA submission.

•	Unmet medical need. While radiocephalic fistulas are considered the preferred form of vascular access by the medical community, they are associated with high failure rates, resulting in frequent surgical or interventional procedures, non-use of the fistulas and a high rate of fistula abandonment. Achieving a usable fistula and maintaining patency (blood flow) enables the patient to avoid the temporary or permanent use of a dialysis catheter, the worst form of vascular access because of the increased risk of serious infection, hospitalization and death. Patients with a usable fistula also avoid the adverse effects of under-dialysis and the need for additional surgical procedures to create new fistulas. Vascular access failure also results in substantially higher healthcare costs. A recent analysis estimated the cost of managing hemodialysis vascular access in people with end-stage renal disease covered by Medicare to be approximately $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles. We are not aware of any products approved in the United States or Europe that would compete with vonapanitase for the improvement of secondary patency and fistula use for hemodialysis. Vonapanitase has received fast track designation from the FDA, which is designed to facilitate the development and possibly expedite the review of drugs and biologics to treat serious conditions and fill an unmet medical need. We believe that, if our ongoing Phase 3 clinical trial is successful and vonapanitase is approved, it will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula by reducing the rate of fistula abandonment and increasing the use of fistulas for hemodialysis and, in doing so, reduce the overall burden on patients and the healthcare system.

•	Substantial and readily-addressable market opportunity. If vonapanitase is approved, we intend to commercialize this product in the United States ourselves with a specialty hospital sales force, focused primarily on vascular surgeons, and intend to seek one or more collaborators to commercialize the product in additional markets. We estimate a sales force of approximately 75-100 representatives will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the fistula surgical creations performed in the United States annually. We believe vonapanitase will be supported by key stakeholders, including referring nephrologists, patient advocacy groups, large dialysis organizations and payors. We believe vonapanitase will be reimbursed adequately by Medicare, Medicaid, and private payers. Costs related to fistula surgical creation, which is typically performed in the hospital outpatient setting, are not included in the End Stage Renal Disease, or ESRD bundle, the single bundled payment from Medicare for a number of the costs of hemodialysis treatments, medications, labs and supplies for patients with end-stage renal disease.

•	Experienced team. Our executive management team has extensive experience in the renal and vascular disease fields through their substantial involvement in companies such as Abbott, AMAG, GelTex, Genzyme, Glaxo and Merck. Our Chief Executive Officer and Chief Medical Officer were senior executives at GelTex, a biopharmaceutical company, where they played leading roles in the development and commercialization of Renagel, a treatment for hemodialysis patients that led to Genzyme's acquisition of GelTex for more than $1 billion. Our Senior Vice President of Marketing was a senior executive at AMAG Pharmaceuticals, a biopharmaceutical company, where he played a leading role in the commercialization of Feraheme for iron-deficiency anemia in adults with CKD.

Our Strategy

Our strategy is to develop and commercialize vonapanitase for patients suffering from renal and vascular diseases, beginning with patients with CKD undergoing surgical creation of a radiocephalic fistula. Key elements of our strategy include our plans to:

•	Complete clinical development of vonapanitase and seek regulatory approval in the United States in its lead indication. We expect to complete enrollment in the PATENCY-2 trial, our second Phase 3 trial for patients with CKD, in the fourth quarter of 2017 and to report top-line data in the fourth quarter of 2018. If PATENCY-2 is successful, we expect to submit a BLA for vonapanitase to the FDA in 2019.

•	Commercialize vonapanitase directly in the United States. If vonapanitase is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty hospital sales force focused primarily on vascular surgeons. Based on various third-party sources, we estimate that approximately 130,000 arteriovenous fistulas are created annually. We believe a specialty hospital sales force of approximately 75-100 representatives will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the fistula surgical creations performed in the United States annually. We believe that, if our current Phase 3 clinical trial is successful and vonapanitase is approved, it will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula.

•	Undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe. We are currently evaluating our existing clinical program to support filing in Europe. We may, based on additional data including the data from our Phase 3 clinical trials in the United States and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe. We estimate that there are approximately 315,000 hemodialysis patients in Europe. Prior to enrolling our first patient in Europe, we plan to formally seek guidance from the European Medicines Agency, or EMA, regarding its requirements for regulatory approval. We expect results from this trial to be available two to three years after the first patient is enrolled. If this European trial successfully meets its primary endpoint and depending on the guidance obtained from the EMA, we would expect to submit a Marketing Authorization Application, or MAA. We intend to seek one or more collaborators to develop and commercialize the product in European countries.

•	Pursue additional indications for vonapanitase. In 2016, we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease, or PAD. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. In 2017, we expect to enroll at least 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. We may, based on additional data and if sufficient funds become available, increase enrollment in the Phase 1 trial evaluating vonapanitase below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee. We also believe that our clinical data support further development of vonapanitase in brachiocephalic fistula creation. We may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of a 30 microgram dose of vonapanitase versus placebo on brachiocephalic fistulas. If this trial were to successfully meet its primary endpoint, we would expect to submit a supplemental BLA to the FDA and a supplemental MAA to the EMA. Further, if sufficient funds become available and after reviewing the results from our ongoing Phase 3 clinical trial, we may commence a clinical trial of vonapanitase in patients undergoing placement of an arteriovenous graft. We believe vonapanitase could offer a significant medical benefit in these patients.

•	Establish partnerships for development and commercialization of vonapanitase in Japan and other Asian countries. We estimate that in 2013 there were approximately 315,000 patients on hemodialysis in Japan and more than 800,000 throughout all of Asia. Approximately 90% of Japanese hemodialysis patients dialyze using an arteriovenous fistula. We may enter into collaborations for the development and commercialization of vonapanitase in Asia.

•	In-license or acquire additional product opportunities. We plan to search for additional product opportunities that could be marketed and sold by the specialty hospital sales force required to successfully launch vonapanitase in the United States, if it is approved for marketing by the FDA.

Background on Hemodialysis

Healthy kidneys serve many functions, including eliminating metabolic waste products and excess water, helping to control blood pressure, and keeping electrolytes such as sodium and potassium in balance. Patients with CKD have lost kidney function, most commonly due to diabetes or hypertension. Kidney disease is progressive and once a patient has reached end-stage CKD, the kidneys are no longer able to perform their normal functions. At this point, some form of renal replacement therapy is required, such as hemodialysis, in which blood is processed by a hemodialysis machine; peritoneal dialysis, a process using a cavity in the abdomen called the peritoneum as a membrane across which fluids are exchanged from the blood; or kidney transplant.

Hemodialysis is the most common form of treatment for end-stage CKD. According to the U.S. Renal Data System 2016 Annual Data Report, in 2014 there were approximately 429,000 hemodialysis patients in the United States with approximately 106,000 new incident patients having started hemodialysis during the year, reflecting an annual U.S. growth rate of approximately 3%. As reported by Fresenius Medical, a major provider of hemodialysis services and renal care products, in 2013 there were approximately 315,000 hemodialysis patients in Europe, 315,000 hemodialysis patients in Japan and 2.2 million hemodialysis patients worldwide, with an annual worldwide growth rate of 6-7%.

Hemodialysis is a chronic therapy performed by cannulating, or piercing, a vein with a large bore needle so that blood can be pumped through a hemodialysis machine, which removes metabolic waste and excess water normally excreted by the kidney. The cleansed blood is then returned to the same vein via a second needle. A hemodialysis session typically lasts three to four hours and is performed three times a week in an outpatient dialysis clinic.

To enable sufficient blood to pass through the hemodialysis machine to complete treatment within four hours, a vein must have blood flow of at least 500 milliliters per minute. The arm is the most convenient location for accessing the blood stream on a recurring basis, but blood flow in the arm is approximately 50 milliliters per minute. Therefore, most hemodialysis patients undergo a surgical procedure in which a surgeon establishes a direct connection between an artery and a vein, referred to as a fistula, to create a high flow circuit of sufficient diameter, most often in an arm. The fistula bypasses the capillary circulation in the hand and leads to a process known as maturation, where the internal diameter, or lumen, of the vein and blood flow increase over a period of weeks, resulting in a lumen diameter greater than 4 millimeters and blood flow of 500-2,000 milliliters per minute in successful cases.

Arteriovenous fistulas are the gold standard for vascular access. Arteriovenous fistulas are preferred because they are associated with fewer complications and reduced rates of hospitalization as compared to other forms of vascular access. As compared to grafts, fistulas require approximately 40% fewer interventional or surgical procedures and suffer from a rate of vascular access infection that is 54% lower. Patients dialyzing with a fistula have lower rates of thrombosis and hospitalization, longer survival, reduced mortality and lower cost of care. Beyond the substantial medical advantages of a fistula, available data from the U.S. Renal Data System show that patients who dialyze with a fistula cost Medicare approximately $15,000 less annually than patients who dialyze with a graft and approximately $25,000 less annually than patients who dialyze with a catheter. According to published data, approximately 68% of hemodialysis patients in the United States dialyze with a fistula compared to 67-83% of patients in the major European countries and approximately 90% of patients in Japan.

Based on various third-party sources, we estimate there were approximately 130,000 fistulas created in the United States annually. There are a limited number of potential artery-vein combinations in the arm that can be used to create a fistula, principally the following:

•	radiocephalic fistulas at the forearm (radial artery connected to cephalic vein), which we estimate are created in 35 - 40% of new fistula creations;
•	brachiocephalic fistulas at the elbow (brachial artery sutured to cephalic vein), which we estimate are created in 50 - 55% of new fistula creations; and
•	brachiobasilic fistulas in the upper arm (brachial artery sutured to basilic vein), which we estimate are created in 10% of new fistula creations.

The medical community endorses radiocephalic fistulas as the optimal form of vascular access and the recommended first choice for new hemodialysis patients. Creating the vascular access site at the forearm preserves the potential future use of other accesses further up in the arm, is simpler to create, and is less likely to create heart failure due to very high blood flow or steal syndrome, where the diversion of flow through the fistulas reduces blood to the hand. Radiocephalic fistulas are also less likely to suffer from symptomatic central stenoses in the shoulder and chest, remote from the site of the fistula. The Kidney Disease Outcome Quality Initiative Guidelines, or KDOQI Guidelines, authored by the National Kidney Foundation, or NKF, specifically recommend starting with a radiocephalic fistulas if possible, stating that “starting [closer to the hand] and moving [further up the arm] provides for the possibility of preserving as many potential sites as possible for future access creation.” If a radiocephalic fistula must be abandoned, a surgeon can create a new vascular access higher up the arm, most likely a brachiocephalic fistula. However, if a brachiocephalic fistula is created first, the surgeon cannot later move down that same arm to create a radiocephalic fistula because the cephalic vein has already been transected for use in the brachiocephalic fistula.

While radiocephalic fistulas are considered the most desirable form of vascular access, radiocephalic fistulas suffer from high rates of patency loss and non-use for hemodialysis. Up to 40% of radiocephalic fistulas are abandoned within 12 months after their surgical creation. Additionally, up to 55% of radiocephalic fistulas fail to become usable for hemodialysis. Some patients never receive a radiocephalic fistula because the surgeon believes the risk of failure is too high for those patients. These patients who tend to be older and sicker will undergo creation of a fistula higher up on the arm and permanently lose at least one of their access sites. We believe that the number of radiocephalic fistulas created annually may rise if vonapanitase improves outcomes and allows vascular surgeons to create radiocephalic fistulas in patients that they previously considered to be at an unacceptably high risk of failure.

The second choice for vascular access after a fistula is an arteriovenous graft in which a surgeon connects an artery and vein using a synthetic tube. Approximately 20% of hemodialysis patients in the United States dialyze with a graft, compared to approximately 5-12% of patients in the major European countries and approximately 7% of patients in Japan.

The least desirable type of vascular access is a catheter, a plastic tube that is placed directly through the skin into a vein, typically via an incision in the neck enabling placement of the catheter into a large vein that leads directly to the heart. The catheter connects the patient's vasculature to the hemodialysis machine. Because the catheter penetrates the skin continuously, it is subject to a high risk of infection and increased mortality. One of the primary goals of hemodialysis care is to keep patients off catheters. However, in the United States approximately 80% of patients initiate hemodialysis through a catheter until a fistula or graft is ready to be used, and are dialyzed through a catheter when the fistula or graft does not become usable for hemodialysis or must be abandoned and a new one has to be created. Approximately 12% of hemodialysis patients in the United States dialyze with a permanent catheter, compared to 10-28% of patients in the major European countries and 2% of patients in Japan, based on published data.

Established Medical Need

The need to improve vascular access outcomes is well established in the hemodialysis community. The health-related and economic costs of creating vascular accesses and addressing access dysfunction and associated complications have led to a global effort to address the problem. Over the last twenty years, the NKF has established guidelines in an effort to increase the use of fistulas while reducing the rate of complications, mostly through the identification and promulgation of best practices. The National Institutes of Health, or NIH, joined the effort in 2000 with the creation of a multi-center consortium of medical centers, the Dialysis Access Clinical Trials Consortium, to coordinate the testing of new treatments designed to improve fistula and graft outcomes. The intensity of these efforts increased markedly in 2004, when the Centers for Medicare and Medicaid Services, or CMS, reacting to health and economic data, announced the “Fistula First” initiative to increase the use of fistulas while reducing complications. According to Fistula First, fistulas should be considered for every patient needing hemodialysis because, compared to other forms of vascular access, fistulas last longer, require fewer surgical and endovascular interventions, are associated with lower rates of infection, hospitalization and death, and are less costly. As a result of these efforts, fistula use has approximately doubled since 2004 to 68% of United States hemodialysis patients.

Although arteriovenous fistulas are the preferred form of vascular access, they suffer from a high rate of failure, typically due to insufficient blood flow, precluding hemodialysis. The increased use of fistulas has also led to a concurrent increase in the number of fistulas created in patients with higher risks of dysfunction. Manifestations of fistula failure can include the following:

•	failure of the fistula to become usable for hemodialysis, in which the fistula either has inadequate blood flow or cannot be successfully cannulated;

•	loss of primary patency, in which the fistula experiences a thrombosis or requires a corrective procedure to restore blood flow; or

•	loss of secondary patency, in which the fistula is abandoned.

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of secondary patency and fistula use for hemodialysis.

For patients on hemodialysis, fistula non-use or abandonment is associated with a number of poor outcomes, many of which are associated with prolonged catheter exposure. Patients whose fistula fails to become usable or is abandoned are often subjected to the following:

•	Interrupted and missed dialysis sessions, which are associated with an increased risk of morbidity and mortality.

•	Surgical placement of a new permanent access, often in the same arm but in a more proximal location, which is associated with increased complications such as steal syndrome (hand ischemia). A recent study indicated that subsequent accesses are at a greater risk of infectious and noninfectious complications compared to an initial access.

•	New vascular accesses may also require additional corrective procedures to promote use of the fistula or maintain its function.

•	Some patients may be considered poor candidates for a new fistula, resulting in placement of an arteriovenous graft, which are associated with higher rate of infection, thrombosis and patency loss compared to a fistula.

•	Until a new permanent access is available for use, a process that typically requires a minimum of three months for fistulas in patients on hemodialysis, patients must dialyze with a catheter. If the new access fails to become usable, catheter exposure will be further lengthened. A recent study indicated that patients whose fistula fails to become usable are subjected to more than twice the time of catheter exposure in the first year after surgical creation of the fistula.

•	Finally, some patients may be forced to dialyze with a catheter chronically, either because the patient has depleted all of his or her vascular access options or the patient refuses to undergo an additional surgical procedure to create a permanent access.

One of the primary goals of the Fistula First campaign is to reduce the use of catheters, which is considered the worst form of vascular access. As a foreign body, a catheter may incite chronic inflammation resulting in malnutrition, anemia and cardiovascular disease. Catheters are also subject to low blood flow, predisposing patients to underdialysis. In addition, patients dialyzing with a catheter are at heightened risk of hospitalization compared to patients dialyzing with a fistula. Patients dialyzing with a catheter average 18 hospital days per patient-year, which is approximately twice the rate of patients dialyzing with a fistula. Catheter exposure results in a substantially higher rate of infections, especially catheter-related bacteremia, due to the challenges of inserting and maintaining a foreign body through the skin. Infection is the second leading cause of death in hemodialysis patients, and catheter use is independently associated with increased risk of infectious, cardiovascular, and all-cause mortality compared to fistula use.

Among pre-dialysis patients, fistula failure can result in the patient initiating hemodialysis using a catheter instead of a fistula, which has been shown to be associated with increased risk of subsequent fistula failure and hospitalization. Patients who initiate hemodialysis on a catheter have two times the rate of admissions for infection in the first month of hemodialysis and a higher risk of all-cause hospitalization compared to patients initiating with a fistula. A recent study indicated an incremental cost increase of $30,000 in the first year of hemodialysis for patients initiating on a catheter.

Because the clinical implications of fistula abandonment and non-use are severe, health care providers are aggressive in monitoring and intervening upon fistulas in an attempt to increase fistula use and reduce the rate of fistula abandonment. In less than a decade, the rate of procedures has approximately doubled. Such procedures include balloon angioplasty and surgical revision, which are invasive, painful and associated with a number of complications. The procedures also often fail to provide a durable benefit, resulting in a cycle of interventions for the patient. Recent data indicate that 50% of fistulas that undergo angioplasty to treat patency loss experience another episode of patency loss within 12 months, resulting in the need for additional procedures to restore patency. Additionally, the procedures are not always successful in restoring patency, with up to 27% of the procedures failing to restore function, resulting in fistula abandonment. Patients in the United States using a fistula on average require more than 1.5 procedures per year, each of which typically costs Medicare between $5,000 and $15,000. A United States hospital published data in 2014 indicating that maintaining function in a radiocephalic fistula can cost on average more than $17,000 in the first year after surgical creation and in excess of $40,000 for the first and second year after surgical creation. In addition, fistulas that fail to become usable are estimated to result in incremental costs of $30,000 in the first year after surgical creation. A recent analysis estimated the cost of managing hemodialysis vascular access in people with end-stage renal disease covered by Medicare to be approximately $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles.

Vonapanitase

Vonapanitase is a recombinant human elastase under development as a treatment to improve vascular access outcomes in patients with CKD undergoing or planning for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We have completed three multicenter, randomized, double-blind, placebo-controlled studies evaluating vonapanitase compared to placebo in patients with CKD, including the first of two Phase 3 clinical trials, PATENCY-1. We expect to complete patient enrollment in our second Phase 3 clinical trial, PATENCY-2, in the fourth quarter of 2017 and to release top-line data in the fourth quarter of 2018. Vonapanitase has received fast track designation from the FDA which is designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and address an unmet medical need. We also received an orphan drug designation for vonapanitase in the United States and European Union for hemodialysis vascular access indications.

Mechanism of Action

Based on clinical and nonclinical studies, we believe that a one-time, local application of investigational vonapanitase to the external surface of the blood vessels during fistula surgical creation may enhance outward vascular remodeling and inhibit neointimal hyperplasia, thereby reducing the risk of fistula failure.

For a fistula to become usable for dialysis, the outflow vein experiences an increase in diameter and blood flow. This process, known as vascular remodeling, involves proliferation of cells in the vessel wall, secretion of proteases that degrade extracellular matrix, and synthesis of new extracellular matrix by these cells. Fistulas fail to become usable for dialysis or experience patency loss most commonly due to progressive scarring of the interior wall of the outflow vein near the lumen, resulting in stenosis of the vein lumen and obstruction of blood flow in the fistula. This form of vascular scarring, known as neointimal hyperplasia, typically occurs in response to vessel injury. When surgeons create a fistula they handle and manipulate blood vessels resulting in mechanical vessel injury. Vessel injury can also occur after fistula creation, as the rapid flow of blood from the artery into the outflow vein results in unnatural physiologic changes and mechanical stresses in the vein wall. Finally, fistulas often undergo additional corrective procedures to restore blood flow, which expose the fistula to further mechanical injury. The response of the vein to these injuries results in activation and recruitment of scar forming cells, which multiply and migrate from the outside wall to the inside wall of the blood vessel and produce a layer of tissue, creating a narrowing in the vein lumen and a reduction in fistula blood flow.

We demonstrated through nonclinical studies that vonapanitase, at the concentrations being studied in arteriovenous fistulas, causes partial fragmentation of elastin fibers, primarily in the adventitial layer of the vessel wall. Elastin fragmentation generates peptides in the adventitia that are chemo-attractants for cells possessing elastin receptors, including cells involved in vascular remodeling and the formation of neointimal hyperplasia. The generation of chemo-attractant peptides in the adventitia may thereby increase cells in the adventitia, promoting outward vascular remodeling. In experiment models, fragmentation of elastin is an early and essential event in outward vascular remodeling. The generation of chemo-attractant peptides in the adventitia may also reduce cell migration to the vessel lumen, focusing the healing response to vessel injury to the adventitial layer and inhibiting neointimal hyperplasia. In animal models of vascular injury, the porcine homologue of vonapanitase applied to the adventitial surface of veins and arteries fragmented elastin and directed the migration of proliferating cells away from the vessel lumen, significantly reducing neointimal hyperplasia. Vonapanitase has also been shown to lead to vessel dilation when administered at a sufficient concentration.

Clinical Development of Vonapanitase

Our First Phase 3 Clinical Trial, PATENCY-1

In December 2016, we announced that the PATENCY-1 trial did not meet its primary endpoint of improved primary unassisted patency compared to placebo (p=0.254). Primary unassisted patency was defined as the length of time from fistula surgical creation to the first occurrence of a fistula thrombosis or corrective procedure to restore or maintain patency (blood flow). While not statistically significant, vonapanitase treated patients demonstrated a 17% reduction in the risk of primary unassisted patency loss over one year. At the end of one year, 42% of vonapanitase-treated patients maintained primary unassisted patency, compared to 31% of placebo-treated patients. Median patency, the time at which 50% of patients in a group lost primary unassisted patency, was 171 days in the placebo group and 214 days in the vonapanitase treatment group based on the Kaplan-Meier estimates.

Kaplan-Meyer curves for primary unassisted patency in PATENCY-1:

Secondary patency, the secondary endpoint in the PATENCY-1 trial, was defined as the length of time from surgical creation until fistula abandonment. Results suggested that vonapanitase may have improved secondary patency compared to placebo, as vonapanitase-treated patients demonstrated a 34% reduction in the risk of secondary patency loss (p=0.048). At the end of one year, 74% of vonapanitase-treated patients maintained secondary patency, compared to 61% of placebo-treated patients.

Kaplan-Meyer curves for secondary patency in PATENCY-1:

Results also suggested that vonapanitase may have improved fistula use for hemodialysis, one of the PATENCY-1 trial’s tertiary endpoints. 39% of vonapanitase-treated patients achieved unassisted use of their fistula for hemodialysis, compared to 25% of placebo-treated patients (p=0.035). 64% of vonapanitase-treated patients used their fistula for dialysis (unassisted or assisted), compared to 44% of placebo-treated patients (p=0.006). Use for hemodialysis was defined as use of the fistula for hemodialysis for at least 90 days or, if hemodialysis was not initiated at least 90 days prior to the patient’s last visit, for at least 30 days prior to the patient’s last visit and in use at the patient’s last visit. Unassisted use was defined as use without prior loss of primary unassisted patency.

Results from the PATENCY-1 trial’s other tertiary endpoints include the following:

•	Unassisted and Assisted Maturation. 63% of vonapanitase-treated patients achieved unassisted maturation, compared to 53% of placebo-treated patients (p=0.109). Unassisted maturation by ultrasound criteria was defined as achieving a vein diameter ≥4 millimeters and blood flow ≥500 milliliters per minute by three months without loss of primary patency. 66% of vonapanitase-treated patients achieved maturation without regard for prior procedures (i.e., unassisted or assisted) compared to 58% of placebo-treated patients (p=0.170).

•	Rate of Procedures. Over one year, the rate per patient per year of procedures to restore or maintain patency was 1.10 in vonapanitase-treated patients compared to 1.48 in placebo-treated patients (p=0.479). Such procedures included thrombectomy, angioplasty, stent deployment and surgical revision. The rate per patient per year of all procedures was 1.54 in vonapanitase-treated patients compared to 2.07 in placebo-treated patients (p=0.149).

We are continuing to follow patients who completed 12 months of follow-up in the initial trial with a patent fistula and consented to be enrolled in a patient registry to obtain long-term follow-up efficacy information.

Safety Data

Vonapanitase is administered topically at the vascular access and only acts locally. We have not observed systemic activity or systemic toxicity in our preclinical animal studies, even following single-dose intravenous administration at very high multiples of the Phase 3 clinical trial doses. Safety evaluations in Phase 2 and Phase 3 clinical trials included ascertainment of adverse events, physical examinations, ultrasounds of the fistulas and nearby vessels, vital signs and laboratory studies. In the PATENCY-1 trial, no significant safety signals were identified, and no patients were considered positive for anti-drug antibodies. Most patients reported adverse events, the most common of which are summarized in the table set forth below, as compared to placebo. These events were generally consistent with the medical events experienced by CKD patients undergoing fistula creation surgery.

Proportions of Patients in PATENCY-1 Experiencing Most Common Adverse Events

Adverse Events	Vonapanitase N=209	Placebo N=102
Vascular stenosis	38.3%	40.2%
Fistula thrombosis	19.6%	26.5%
Hypoaesthesia (numbness)	5.3%	4.9%
Procedural pain	4.8%	5.9%

Note: Includes any adverse event that occurred in at least 5% of patients in either treatment group.

The percentages of serious adverse events, or SAEs, was also similar between the treatment groups in the PATENCY-1 trial (placebo 14.7%, vonapanitase 13.9%). Individual SAEs were never reported by more than one (1%) placebo patient or two (1%) vonapanitase patients with the exception of pneumonia reported by three (2.9%) placebo patients and myocardial infarction reported by two (2.0%) placebo patients. No SAEs were related to study drug with the exception of one (0.5%) arteriovenous fistula thrombosis in a vonapanitase patient. The percentages of severe SAEs were similar between treatment groups (placebo 4.9%, vonapanitase 4.8%) as were the percentages with life-threatening SAEs (placebo 4.9%, vonapanitase 3.3%). Life-threatening SAEs included acute myocardial infarctions, one cardiac arrest, and two pneumonias in the placebo group and single occurrences of coronary artery disease, cardiac arrest, pulseless electrical activity, death, injury, hypoxic-ischemic encephalopathy, and shock in the vonapanitase group. Four (3.9%) placebo patients and seven (3.3%) vonapanitase patients died during the study. All 11 deaths were considered unrelated to study drug.

Our Ongoing Phase 3 Clinical Trial, PATENCY-2

Our ongoing Phase 3 clinical trial, PATENCY-2, is the second of two randomized, double-blind Phase 3 trials, comparing a 30 microgram dose of investigational vonapanitase to placebo. As in PATENCY-1, PATENCY-2 is enrolling patients with CKD undergoing surgical creation of a radiocephalic fistula for hemodialysis. Patients are randomized 2:1, vonapanitase to placebo, and followed for a period of 12 months. As of February 28, 2017, we enrolled a total of 315 patients at approximately 40 centers in the U.S. and Canada.

Following our review of the complete data sets from the PATENCY-1 trial and discussions with the FDA, we amended the protocol for the PATENCY-2 trial. The protocol amendment reordered the existing endpoints for the study, establishing secondary patency (time to fistula abandonment) and fistula use for hemodialysis as co-primary endpoints, each of which demonstrated improvements in the PATENCY-1 trial. Other efficacy endpoints in the amended protocol include unassisted fistula use for hemodialysis, primary unassisted patency, unassisted fistula maturation by ultrasound criteria, fistula maturation by ultrasound criteria, the rate of procedures performed to the fistula, and the rate of procedures to restore or maintain fistula patency. The protocol amendment also increased the planned enrollment for this study from 300 to 500 patients, which provides at least 90% power to detect the differences observed in the PATENCY-1 trial with a p-value ≤0.05 for each of the co-primary endpoints (i.e., there is at least a 90% probability that the study will detect the clinical effect of vonapanitase observed in the first Phase 3 trial for one of the co-primary endpoints if the observed effect for such endpoint from the PATENCY-1 trial is true). Based on our interactions with the FDA, we believe that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a BLA submission as a single pivotal study, in which case no additional studies would need to be conducted.

We expect to complete enrollment in the PATENCY-2 trial during the fourth quarter of 2017 and to report top-line data in the fourth quarter of 2018.

Our Phase 2 Fistula Clinical Trial

In 2012, we completed a multicenter, randomized double-blind, placebo-controlled Phase 2 trial of vonapanitase in 151 patients undergoing surgical creation of a radiocephalic fistula (n=67) or brachiocephalic fistula (n=84). Patients were treated with vonapanitase at doses of 10 or 30 micrograms or placebo at the time of fistula creation and were followed for up to 12 months. The primary efficacy endpoint was primary unassisted patency, defined as the time from surgical creation of the fistula to occurrence of a thrombosis or a procedure, such as angioplasty, to restore or maintain patency. In the primary analysis for all fistulas, the risk of primary patency loss was not significantly reduced versus placebo for vonapanitase at doses of 10 micrograms (HR, 0.69; 95% CI, 0.39-1.22) or 30 micrograms (HR, 0.67; 95% CI, 0.38-1.19). Median patency, based on the Kaplan-Meier estimates, was 224 days in the placebo group and greater than 365 days in each of the vonapanitase treatment groups, indicating that vonapanitase prolonged primary unassisted patency. Ninety-two patients with a patent fistula who completed 12 months of follow-up in the initial trial were followed in a registry to obtain additional data related to the efficacy endpoints. In this follow-up, the vonapanitase 30 microgram benefit on primary unassisted patency persisted out over a median of three years.

An analysis of the primary endpoint data revealed an uneven distribution in patency loss events in patients with a brachiocephalic fistula due to central stenosis in the shoulder and chest, remote from the site of a fistula. Central stenoses commonly exist prior to fistula creation and are unmasked following creation of brachiocephalic fistulas, which have higher blood flow than radiocephalic fistulas. These stenoses are unrelated to treatment with vonapanitase. To correct for this uneven distribution, we conducted a non-prespecified analysis of the primary endpoint that excluded patency loss events due to central stenoses. This analysis demonstrated a significant reduction in the risk of primary unassisted patency loss in the 30 microgram vonapanitase dose group (HR 0.52; 95% CI, 0.28-0.97; P=0.04) compared to placebo.

The benefit of vonapanitase in the Phase 2 trial on primary unassisted patency was most pronounced in the subset of patients undergoing creation of a radiocephalic fistula. The risk of primary patency loss was significantly reduced by vonapanitase at doses of 30 micrograms versus placebo (HR, 0.37; 95% CI, 0.15-.91; p=0.02). The subset analysis of this endpoint for radiocephalic fistula patients receiving the 30 microgram dose, which was not pre-specified, showed a significant increase in median primary unassisted patency of more than 365 days as compared to 125 days in the placebo group. The apparent benefit of the vonapanitase 30 microgram dose on primary unassisted patency persisted for these patients in the two-year registry period.

As with the primary efficacy analyses, we performed a number of prespecified and exploratory analyses of the data on additional efficacy endpoints, including secondary patency loss and unassisted use for hemodialysis. We observed no significant differences in the risk of secondary patency loss, which was defined as abandonment of the fistula, in the overall fistula population in the Phase 2 trial. However, a trend toward prolonged secondary patency was seen in patients receiving radiocephalic fistulas. In this non-prespecified subset analysis, treatment with vonapanitase at doses of 30 micrograms was associated with a reduction of 73% in the risk of secondary patency loss. However, this reduction in the risk of secondary patency loss was not statistically significant (HR, 0.27; 95% CI, 0.006-1.29; p=0.08). Additionally, in a recent publication of three-year follow-up data from the Phase 2 trial, a trend toward increased fistula use for hemodialysis was seen in the patients receiving radiocephalic fistulas when applying the definition of use for hemodialysis from the Phase 3 clinical trials of vonapanitase. While the differences observed in this prospective analysis were not statistically significant, 80% of patients receiving radiocephalic fistulas in the vonapanitase 30 microgram group used their fistula for hemodialysis compared with 56% in the placebo group (p=0.14).

In the Phase 2 trial, patients treated with vonapanitase reported adverse events comparable to placebo. These events were consistent with the medical events experienced by patients with CKD undergoing fistula creation surgery. Based on the results of this Phase 2 trial and our end of Phase 2 meeting with the FDA in April 2013, we selected the 30 microgram dose for further study in the Phase 3 trials.

Our Phase 1/2 Fistula Clinical Trial

We submitted an investigational new drug application, or IND, for vonapanitase as a treatment for patients undergoing fistula creation on April 30, 2008. Our initial clinical trial of vonapanitase was a Phase 1/2, randomized, double-blind, placebo-controlled, dose-escalation safety and exploratory efficacy trial in 66 patients undergoing creation of a radiocephalic or brachiocephalic fistula. Patients were treated with vonapanitase at nine dose levels ranging from 3.3 micrograms to 9 milligrams or placebo at the time of fistula creation and were followed for up to one year. This trial did not meet its primary endpoint, an endpoint we did not pursue in our Phase 2 and Phase 3 trials. However, doses of vonapanitase at 3.3, 10 and 33 micrograms were associated with a trend toward prolonged primary unassisted patency (secondary endpoint p=0.66 in the All Treated population and p=0.15 in the All Treated Minus 3 population), fewer procedures to restore or maintain patency (collected as supportive data) and less hemodynamically significant lumen stenosis (collected as supportive data) compared with placebo treated patients or patients treated with higher vonapanitase doses. Higher doses showed results similar to placebo and no dose met the primary efficacy endpoint with statistical significance. No dose-related increases in adverse events were observed in the trial. Based on the results of this trial, we selected 10 microgram and 30 microgram doses for further study in the Phase 2 trial.

Preclinical Development

We have conducted an extensive preclinical program to evaluate the safety and tolerability of single doses of vonapanitase administered locally in animal models of fistula and arteriovenous graft creation, by percutaneous and endovascular injection in animal models of PAD as well as intravenously. We have conducted preclinical studies in multiple species at doses up to 50 milligrams of vonapanitase, which is over 1,500 times higher than the dose we are evaluating in our Phase 3 clinical trials. We observed no systemic activity or systemic toxicity for vonapanitase in any of our preclinical studies. We observed no toxicity in any of the doses that we subsequently studied or plan to study in our Phase 3 clinical trial in humans. Only local toxicity was observed at surgical sites at high doses (10 and 50 milligrams, which is over 300-1500 times higher than the dose we are studying in our Phase 3 clinical trial). These changes were reversible, with normal wound healing observed at 14 days except at the highest (50 milligrams) dose, in which there were some mild persistent changes in the jugular vein and subcutaneous tissue. Normal wound healing was observed in all the fistula studies in rabbits at doses up to 10 milligrams and in all the arteriovenous graft studies in dogs and pigs at doses up to 20 milligrams (the highest doses tested).

Other Programs, Indications and Trials

Other Fistula Trials

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

Brachiocephalic Fistula

We believe that our clinical data supports further development of vonapanitase in brachiocephalic fistula creation. We may, based on additional data, including the data from our ongoing Phase 3 clinical trial, and if sufficient funds become available, study the effects of a 30 microgram dose of vonapanitase versus placebo on brachiocephalic fistulas. Prior to initiation of this trial, we expect to seek guidance from the FDA regarding trial design.

Arteriovenous Grafts

An arteriovenous graft is a synthetic tube to connect a vein and an artery placed in a surgical procedure. In 2012, we completed a Phase 1/2 randomized, double-blind, placebo-controlled, dose-escalation trial in 89 patients undergoing placement of an arteriovenous graft. Patients were treated with placebo or eight different doses of vonapanitase ranging from 10 micrograms to 9 milligrams at the time of graft placement and were followed for up to one year. Those patients who had not lost secondary patency were subsequently enrolled in a registry to obtain additional follow-up information on the arteriovenous graft.

The primary outcome measure was safety. Adverse events were consistent with the medical conditions experienced by patients with CKD undergoing graft surgery and showed no significant differences between groups. Some of the data showed indications of efficacy, especially in secondary patency, which is an approvable endpoint for hemodialysis access, for the groups treated with vonapanitase at doses of 10 micrograms and 30 micrograms.

After reviewing the results from our second Phase 3 clinical trial, and if sufficient funds become available, we may commence a clinical trial of vonapanitase in patients undergoing placement of an arteriovenous graft.

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

Patients with early stage PAD typically undergo lifestyle management such as smoking cessation, weight reduction and/or diabetes management, and treatment with oral medications. Approximately 800,000 patients in the United States who do not respond to lifestyle management and have worsening symptoms undergo an endovascular procedure, typically balloon angioplasty with or without stenting or vein bypass surgery. While these procedures work acutely to restore blood flow, they suffer from poor long-term durability, resulting in the need for repeat procedures.

We believe that vonapanitase may improve the outcomes associated with angioplasty procedures, resulting in prolonged intervention-free patency while reducing the need for implantation of a permanent stent. We submitted an IND for vonapanitase as a treatment for PAD patients on April 9, 2012. Our initial PAD clinical trial was a Phase 1, open-label, dose-escalation safety/technical feasibility trial in 14 patients undergoing balloon angioplasty of the superficial femoral or popliteal arteries in the leg above the knee. Following successful angioplasty, patients were treated with vonapanitase via an FDA-cleared, drug-delivery catheter that allows vonapanitase to be administered locally in the outer layer of the vessel wall. Patients were followed for up to 12 months. The study met its stated objectives, as data indicated that catheter-based treatment with vonapanitase was generally well-tolerated and technically feasible. In the fourth quarter of 2016, we initiated another Phase 1 study of vonapanitase delivered via a drug-delivery catheter in symptomatic PAD patients undergoing angioplasty of an artery below the knee. We expect to enroll at least 24 patients in 2017 in this Phase 1 study and to follow each of these patients for period of up to seven months.

We also believe that vonapanitase may be an alternative to traditional angioplasty. Vonapanitase may be delivered via a percutaneous approach, in which a physician inserts a needle through the skin to inject vonapanitase to the artery around the area of blockage. We believe that vonapanitase may dilate the artery, resulting in increased lumen artery diameter, higher blood flow, and an improvement in clinical symptoms. In the fourth quarter of 2016 we initiated a Phase 1 study of vonapanitase delivered as a monotherapy in patients with a clinical diagnosis of PAD due to an atherosclerotic lesion in an artery above the knee. Based on our current operating plan, we have decided not to begin patient enrollment at this time.

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

Manufacturing and Supply

We depend on third-party contract manufacturers for the production of vonapanitase. Our API is produced at our contract manufacturer, Lonza LTD, or Lonza, which is required to comply with the FDA’s Current Good Manufacturing Practice, or cGMP, regulations. Vonapanitase finished product is produced at our contract fill/finisher providers, Jubilant HollisterStier and Patheon Manufacturing Services, LLC (formerly DSM Pharmaceuticals, Inc.), which is required to comply with cGMP regulations.

We used API manufactured at Lonza to create finished drug product that was used in our Phase 3 fistula clinical trials. We also plan to manufacture API at Lonza for our commercial launch and future fistula trials. We also have a separate 5 milligram formulation that was used in our completed Phase 1 fistula study, Phase 2 fistula study, Phase 1 arteriovenous graft study, and Phase 1 PAD study. We plan to use this 5 milligram formulation in our Phase 1 PAD studies.

We modified our finished product at Jubilant HollisterStier for our Phase 3 trials and potential commercial launch in order to facilitate ease of administration and fill and finish at the 30 microgram doses. The modified finished product is reconstituted with sterile water to create a dosing solution containing 30 micrograms of vonapanitase. We demonstrated that the modified finished product had the same elastase activity using synthetic and natural elastin substrates and the same elastin removal from blood vessels following ex vivo treatments as the previous finished product. The modified finished product formulation was similar to the previous finished product formulation in maintaining the health and viability of live cells in culture. These data suggest the modified finished product will have the same efficacy and safety in clinical trials as the previous finished product.

Release and stability testing for API and drug product are performed at PPD, Inc. The tests indicate stability of at least five years for our API and at least two years for our drug product.

In anticipation of a potential BLA submission, we plan to manufacture a minimum of three batches of API and of drug product as part of process validation and to test these batches for stability with a goal of establishing a commercial shelf-life of at least two years for finished product and a longer expiry for API.

Sales and Marketing

Our commercialization strategy is to develop vonapanitase into a leading therapy worldwide for the treatment of fistulas in patients with CKD undergoing or planning for hemodialysis and to improve vascular access outcomes in patients with other vascular diseases. If the PATENCY-2 trial is successful, we expect to be able to submit a BLA in 2019.

We have not yet established a commercial infrastructure, however, our Chief Executive Officer and other members of our executive management team have significant commercial experience in the industry, including commercial launch experience in the renal market. We intend to recruit an in-house specialty hospital sales force in the United States focused on promoting vonapanitase. We plan to target our marketing and sales efforts at vascular surgeons who create fistulas. There are approximately 2,800 vascular surgeons in the United States. We believe a sales force of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team, will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the fistula creations performed in the United States annually.

We believe that vonapanitase will be reimbursed appropriately by Medicare, Medicaid and private payers. Costs related to fistula surgical creation, which is typically performed in the hospital outpatient setting, are not included in the ESRD bundle.

If vonapanitase is approved by the EMA, we expect to commercialize vonapanitase in Europe with one or more commercial partners. We also may enter into collaborations for the development and commercialization of vonapanitase in Japan and other Asian countries.

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

We plan on pursuing in-licensing opportunities to develop, strengthen and maintain our proprietary position for our products. We expect to use trademark protection for our products as they are marketed.

Patents

We own 31 issued patents and 26 pending patent applications. The patents and applications primarily fall into two families, a first relating to the vonapanitase formulation and its manufacture and use, as well as other formulations of elastases (the “formulation family”), and the second relating to certain therapeutic uses of vonapanitase, and associated systems and kits that include a catheter and are suitable for a subset of those therapeutic uses (the “therapy family”). The formulation family includes two issued United States patent, one issued European patent, additional patents issued in Australia, China, Hong Kong, Japan, Israel, Mexico, and New Zealand, and patent applications pending in several major jurisdictions worldwide, including Japan, China, South Korea, Brazil, Mexico, Russia, India, Europe and the United States. The expected expiration date for any patents that have issued or may issue from the formulation family is December 4, 2028, exclusive of possible patent term extension available for one patent covering vonapanitase under the Hatch-Waxman Amendments or comparable provisions in other jurisdictions, except in the United States where our two formulation family patents were awarded patent term adjustments of 199 and 668 days, respectively, due to United States Patent and Trademark Office, or USPTO delays taking their expiration dates to June 20, 2029 and October 3, 2030, respectively. The therapy family includes seven issued United States patents and two issued European patents, and applications pending in the United States, Europe, Canada and Japan. The expected expiration date for any patents that have issued or may issue from the therapy family patents is September 24, 2020, except in the United States where several patents were awarded a patent term adjustment and the expected expiration date of two therapy family patents related to systems and kits including elastase and a catheter is June 30, 2021, exclusive of possible patent term extension.

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

Assignment of Rights and License Agreement

As successor to Proteon Therapeutics, LLC by merger, we acquired all of the assets of the LLC, including all of the intellectual property rights in a patent family entitled “Local, Transcatheter Delivery of Proteases to Reopen Obstructed Biological Conduits” (the “JHU patent family”). This patent family was originally developed by our founder, Dr. F. Nicholas Franano, at The Johns Hopkins University, or Johns Hopkins, and includes United States patent Nos. 7,063,838; 7,153,505; 7,361,335; 7,632,494; 7,883,699; 8,524,226; 8,562,983; and 8,568,716. Johns Hopkins assigned all of the intellectual property rights to Dr. Franano who in turn assigned the rights to the LLC. Under the terms of the assignment of rights and license agreement with Johns Hopkins, Dr. Franano reimbursed certain costs of Johns Hopkins and agreed to pay the future costs and expenses of patent prosecution and maintenance, as well as any costs related to infringement. In addition, under the agreement, Dr. Franano granted to Johns Hopkins rights to practice under the intellectual property rights for non-profit purposes. Our rights are further subject to any rights the United States Government may have in inventions that are the subject matter of the acquired patents under the Bayh Dole Act due to its sponsorship of research that led to certain of such inventions. The agreement does not specify a term and does not include any termination provisions. Dr. Franano agreed that upon commercialization of the assigned invention, he would remit to Johns Hopkins 2.5% of any revenues or fees received from certain net sales of any product covered by the JHU patent family. We assumed, and are the successor to, all of Dr. Franano's payment and other obligations to Johns Hopkins. Seven U.S. patents in the JHU patent family, and their foreign counterparts, described above as the therapy family, relate to certain therapeutic uses of vonapanitase, and the associated systems and kits that include a catheter and are suitable for a subset of those therapeutic uses.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of secondary patency and fistula use for hemodialysis. We are aware of other therapies in development by companies including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical and Aplagon. We are also aware of companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, CreatiVasc, Laminate Medical Technologies, Stent Tek and TVA Medical. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be adversely affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the law or the initiation of a Phase 2 or Phase 3 trial of the investigational drug.

Progress reports detailing the status of the clinical trials must be submitted at least annually to the FDA, and safety reports must be submitted to the FDA and the investigators for serious, related and unexpected side effects.  Progress and safety reporting must also be submitted to the applicable IRBs.   NDA or BLA applicants must also report certain investigator financial interests to FDA.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls, including negative or ambiguous results as well as positive findings. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,038,000 for Fiscal Year 2017, and the manufacturer and/or sponsor under an approved new drug or biologic application are also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment for Fiscal Year 2017. While these fees are typically increased annually, they decreased from Fiscal Year 2016 to Fiscal Year 2017.  A waiver or reduction of the application, establishment, and/or product fees may be obtained under certain limited circumstances.  For instance, one basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application or the case of orphan designation.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a NDA or BLA for filing.  In this event, the NDA or BLA must be re-submitted with the additional information.  The re-submitted application also is subject to review before the FDA accepts it for filing.  Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to 90% of standard review original BLAs within ten months after the 60-day filing review period, but this timeframe is only a goal and, thus, the review time may be longer or extended. Priority review can be applied to drugs and biologics that the FDA determines are for a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA has the review goal of completing review of 90% of original BLA priority review applications within six months of the 60-day filing review period.  The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

The FDA reviews an NDA or BLA to determine, among other things, whether a product is safe, pure, and potent for its intended use and whether the facility in which it is manufactured, processed, packaged or held, as well as the manufacturing processes and controls, meet standards designed to ensure the product's continued identity, strength, safety, quality, purity, and potency Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug or biologic is manufactured. FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA or BLA contains data that provide evidence that the drug or biologic is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages, or the indications for use may otherwise be limited, for example to specific patient populations or age groups.  Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, including boxed warnings. As a condition of NDA or BLA approval or following approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug or biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the product. Moreover, product approval may also be conditioned on substantial post-approval testing and surveillance to monitor the product's safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA or NDA or BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs or BLAs, including user fee requirements for certain submissions. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the FDA approval of vonapanitase and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension. The Hatch-Waxman Amendments permit a patent restoration term, often referred to as patent term extension, of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. The period of the patent term restoration may also be reduced to account for time that an applicant did not act with due diligence. Only one patent applicable to an approved drug or biologic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves or denies the application for any patent term extension or restoration. In the future, we intend to apply for extension of patent term for one of our patents covering vonapanitase to add patent life beyond its current expected expiration date.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals annually in the United States for a preventive drug.  Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same drug or biologic as the already approved drug or biologic. This hypothesis must be demonstrated to obtain orphan drug exclusivity. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. The first NDA or BLA applicant to receive FDA approval for a particular drug or biologic to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research, waiver of the NDA or BLA application user fee, and exclusion from price limitations imposed by the 340B drug discount program on sales of covered outpatient drugs to certain categories of hospitals added to the program by the Affordable Care Act.

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

Pediatric exclusivity is another type of exclusivity in the United States. For biological products, pediatric exclusivity, if granted, provides an additional six months of exclusivity to be attached to any existing non-patent exclusivity. This six month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric trial that fairly responds to an FDA-issued “Written Request” for such a trial.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary of Health and Human Services.  There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength.  A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, FDA has approved only a handful of biosimilar products and no interchangeable products have been approved by the FDA under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product.  However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve year exclusivity period.  The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. This patent exchange process – and whether or not it is mandatory – is currently before the Supreme Court of the United States. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar's application has been approved if a patent lawsuit is ongoing within the 42-month period.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

New medicinal products in the European Union can receive eight years of data exclusivity coupled with two years of market exclusivity, and a potential one year extension, if the marketing authorizations holder obtains an authorization for one or more new therapeutic indications that demonstrates “significant clinical benefit” in comparison with existing therapies; this system is usually referred to as “8+2+1”. We expect to be eligible for at least 10 years of market exclusivity following any approval of vonapanitase.

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

In the United States sales, marketing and scientific/educational programs must also comply with various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are narrowly drawn. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The civil False Claims Act prohibits anyone from knowingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs (including biologics) or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. A claim includes ‘‘any request or demand’’ for money or property presented to the United States government, and may be predicated on false certification of compliance with a statute or regulation that is a condition of payment. The False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses, and for underpaying rebates by concealing their best price. In addition, federal health care programs require drug and biologic manufacturers to report pricing information, which is used to quantify discounts and establish reimbursement rates.   Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. The False Claims Act provides for trebling of actual damages and a penalty for each false claim the manufacturer submitted or caused to be submitted, which, when aggregated, can yield substantial liability,

In addition to the Anti-Kickback Statute and the civil False Claims Act, there are a number of other laws that we may be subject to due to the nature of our business.  The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. As discussed above, ACA amended the intent standard for HIPAA’s healthcare fraud provision such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Our activities relating to our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

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

Employees

As of March 10, 2017, we had 19 full-time employees, of whom 12 are in research and development and seven are in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

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

We also make available free of charge through our website http://www.proteontherapeutics.com certain of our corporate governance policies, including the charters for the audit, compensation and nominating and corporate governance committees of the Board and our code of business conduct and ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Proteon Therapeutics, Inc., 200 West Street, Waltham, Massachusetts 02451.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $28.5 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $159.8 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical development and seek regulatory approval of vonapanitase, particularly with respect to its lead indication for radiocephalic arteriovenous fistulas;
•	commercialize vonapanitase directly in the United States;
•	undertake clinical development of vonapanitase in Europe and establish partnerships for commercialization of vonapanitase in all or parts of Europe;
•	pursue additional indications for vonapanitase including clinical development of vonapanitase for brachiocephalic fistulas, patients requiring placement of an arteriovenous graft, and additional indications for the treatment of patients with symptomatic peripheral artery disease, or PAD;
•	in-license or acquire additional product opportunities and make milestone or other payments under any in-license agreements;
•	contract for the manufacture of commercial quantities of vonapanitase;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development; and
•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2016, our cash, cash equivalents and available-for-sale investments were $41.3 million. Our research and development expenses were $18.9 million and $12.4 million for the year ended December 31, 2016 and 2015, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic fistulas, completed patient enrollment in October 2015 and released top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015, expect to complete enrollment in the fourth quarter of 2017 and expect to release top-line data in the fourth quarter of 2018. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the third quarter of 2018, allowing us to complete enrollment in our second Phase 3 clinical trial of vonapanitase in radiocephalic fistulas. Our cash runway could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to obtain results from our second Phase 3 trial. In addition, we initiated two Phase 1 clinical trials of vonapanitase in patients with PAD in the fourth quarter of 2016. We may increase the planned enrollment in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee. We may also initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our second Phase 3 clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar drug or biologic approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that vonapanitase or any additional product candidates will be successful in clinical trials or receive regulatory approval. In our first Phase 3 clinical trial, our primary efficacy endpoint of primary unassisted patency did not show statistically significant benefit for the 30 microgram dose versus placebo. While analyses of the first Phase 3 trial’s other efficacy endpoints, including secondary patency and fistula use for hemodialysis, suggested clinically meaningful improvements over placebo, we cannot assure you that these results will be repeated in our second Phase 3 trial. Following our review of the data from our first Phase 3 clinical trial of vonapanitase and discussions with the FDA, we amended the protocol for our second Phase 3 clinical trial to increase the planned enrollment from 300 to 500 patients. We also re-ordered the endpoints to include co-primary endpoints of secondary patency (time to fistula abandonment) and fistula use for hemodialysis, each of which are required to show a statistically significant benefit (p<0.05) in order to provide the basis for a BLA submission for vonapanitase as a single pivotal trial. Even though our second Phase 3 trial will evaluate co-primary endpoints for vonapanitase that showed improvements in our first Phase 3 clinical trial, there are risks of failure inherent at any stage of product development, and we may not demonstrate efficacy with regard to the co-primary endpoints of our ongoing Phase 3 clinical trial or our reordering of the endpoints could otherwise adversely affect the success of the second Phase 3 trial, or unexpected adverse events may appear. Further, vonapanitase or any additional product candidates may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from vonapanitase will depend on our ability to, among other things:

•	launch vonapanitase commercially, whether alone or in collaboration with others;
•	create market demand for vonapanitase through our own marketing and sales organization, and through any other promotional arrangements that we may otherwise establish;
•	hire, train and deploy a specialty sales force, focused primarily on vascular surgeons, to commercialize vonapanitase in the United States;
•	manufacture vonapanitase in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter and establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
•	create partnerships with third parties to promote and sell vonapanitase in any foreign markets where we receive marketing approval;
•	obtain and maintain patent protection and regulatory exclusivity for vonapanitase;
•	achieve appropriate reimbursement for vonapanitase;
•	effectively compete with other products should any be successfully developed and approved; and
•	maintain a continued acceptable safety profile of vonapanitase following launch.

If we develop vonapanitase for other indications, including arteriovenous grafts, brachiocephalic fistula and symptomatic PAD, or develop additional product candidates, we will face similar risks and challenges.

Clinical development is a lengthy and expensive process with an uncertain outcome due to many factors. Because the results of early clinical trials are not necessarily predictive of future results, vonapanitase may not have favorable results in current or future clinical trials or receive regulatory approval.

Clinical development is expensive, difficult to design and implement, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and vonapanitase is subject to the risks of failure inherent in drug and biological development, including failure to demonstrate efficacy in a pivotal clinical trial or in the patient population we intend to enroll, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug and biological product is not approvable. Results observed in earlier clinical trials may not be replicated in current or future clinical trials. For example, our first Phase 3 clinical trial of vonapanitase failed to meet its primary endpoint of primary unassisted patency, despite encouraging results from our Phase 2 trial. In addition, as is common with clinical trials, we explored a number of endpoints in our Phase 2 clinical trial of vonapanitase. We also analyzed the data from our Phase 2 and Phase 3 clinical trials of vonapanitase in a number of ways. Product candidates such as vonapanitase in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through earlier clinical trials, even if certain analyses of primary, secondary or tertiary endpoints in those early trials showed statistical significance. Companies may suffer significant setbacks in late-stage clinical trials due to lack of efficacy, site or investigator issues, manufacturing or formulation changes or adverse safety profiles, even after earlier clinical trials have shown promising results. During the course of our clinical development, we modified our vonapanitase drug product formulation for our Phase 3 trials and commercial launch in order to facilitate ease of administration and fill and finish of vials at our 30 microgram dose. Our formulation changes could adversely affect results in our clinical trials, requiring us to make further formulation changes. In addition, following our review of the data from our first Phase 3 clinical trial of vonapanitase and discussions with the FDA, we amended the protocol for our second Phase 3 trial to include co-primary endpoints of secondary patency and fistula use for hemodialysis, each of which was studied in earlier clinical trials. Our reordering of the endpoints could adversely affect the success of the second Phase 3 trial. Additional changes or interactions with the FDA could also cause us to delay or repeat clinical trials, or could cause FDA to request additional studies or data, and we could incur unexpected costs that would have an adverse effect on our business, operating results, financial condition and prospects.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of vonapanitase or any additional product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial visit schedule or protocols, changes in practice patterns outside of the protocols and the rate of dropout among clinical trial participants. Any Phase 3 or other clinical trial that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market vonapanitase or any additional product candidate.

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

Any inability to successfully complete clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. If, following submission, our BLA is not accepted for substantive review (i.e., filing) or approved, the FDA may require that we conduct additional clinical or preclinical trials, manufacture additional validation batches or develop additional analytical test methods before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional required trials that we perform and complete to be sufficient.

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

In general, the FDA requires two adequate and well-controlled clinical trials to demonstrate the effectiveness of a product candidate. In December 2016, we announced that our first Phase 3 clinical trial did not meet its primary endpoint of improved primary unassisted patency compared to placebo (p=0.254). Based on our interactions with the FDA, we believe that, if the results for each of the co-primary endpoints of our second Phase 3 clinical trial show statistical significance (p≤0.05), our second Phase 3 trial together with data from previously completed studies will provide the basis for a BLA submission for vonapanitase to the FDA. However, even with robust p-values, there is no guarantee that the results of the second Phase 3 trial will be sufficient for a BLA submission, filing or approval, and the FDA may require that we conduct additional trials.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	IRBs, the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indications;
•	an FDA Advisory Committee or other regulatory authority may recommend against approval or restrictions on approval;
•	the results of later-stage clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the results of later-stage clinical trials may not confirm the positive results from earlier preclinical studies or clinical trials;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of vonapanitase or any additional product candidate may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•	our manufacturing processes or facilities may not be adequate to support approval of our product candidates; or
•	regulatory agencies may change their approval policies or adopt new regulations in a manner rendering our clinical data insufficient for approval.

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

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent completion of clinical trials of vonapanitase or any additional product candidates. Identifying and qualifying patients to participate in clinical trials of vonapanitase or any additional product candidates are critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing product candidates. The enrollment timeline for radiocephalic fistula patients is lengthy and there are a limited number of sites from which we can enroll pre-hemodialysis or hemodialysis patients. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including the results of completed or competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by numerous factors including:

•	severity of the disease under investigation;
•	design of the trial protocol;
•	size and nature of the patient population;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	our ability to obtain and maintain subject consents;
•	the risk that enrolled subjects will drop out or be withdrawn from our studies;
•	patient referral practices of physicians;
•	ability to monitor patients adequately during and after treatment; and
•	the ability of subjects to comply with the clinical trial visit schedule and procedures.

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs may increase if we experience delays in clinical testing or changes to clinical protocols. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations, or CROs;
•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;
•	we may experience delays in the importation and manufacture of clinical supply;
•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;
•	participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trial;
•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the 500 proposed for the Phase 3 trial, all of which may extend the clinical trial’s duration;
•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;
•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•	we may lack adequate funding to continue the clinical trials; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical research, labeling, advertising and promotional activities for the product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, tracking, tracing, investigation, notification, and disposition obligations under the Drug Quality and Security Act, registration and listing requirements, current good manufacturing practices, or cGMPs, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar risk mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

Even if regulatory approval of a product is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed and may be subject to other conditions of approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other regulatory requirements. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any such products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on a product’s manufacturing processes or facilities;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	Untitled, Cyber, or Warning Letters from the FDA or similar correspondence from comparable regulatory authorities;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	mandated modifications to labeling and promotional materials or requirements to provide corrective information to healthcare practitioners;
•	requirements to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	debarring us pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, excluding us from participation in federal healthcare programs, requiring a corporate integrity agreement or debarring us from government contracts;
•	the imposition of costly new manufacturing requirements or use of alternative suppliers;
•	FDA or other regulatory bodies issuing safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about our products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals or refusal to approve future or pending applications or supplements;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions; and/or
•	imposition of civil or criminal penalties.

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

Based on our Phase 2 and Phase 3 trials, adverse side effects that could occur with treatment with vonapanitase include fistula surgical incision pain, venous stenosis, procedural pain, fistula thrombosis, steal syndrome and hypoesthesia. If any of these adverse events occur in rates or severity exceeding placebo and unacceptable to regulatory authorities or IRBs, if anti-vonapanitase antibodies develop and are associated with cross-reactivity to other proteases, or unknown serious events emerge, our clinical trials could be suspended or terminated by us, IRBs, or the applicable regulatory authorities, and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of, or deny approval of, vonapanitase or any additional product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of vonapanitase or any additional product candidates, the commercial prospects of these product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including more limited patient populations, may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, or may approve a product candidate with labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for vonapanitase.

We have obtained orphan drug designation from the FDA for vonapanitase. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States for a preventive drug. The first NDA or BLA applicant to receive FDA approval for a particular drug or biologic to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances. Orphan drug exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for vonapanitase, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular structural features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We have received a fast track product designation for vonapanitase for improving vascular access and decreasing the need for surgery in patients with CKD who are on hemodialysis or being prepared for hemodialysis. As applicable, we may seek fast track, priority review, or other designations for uses of vonapanitase. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs and biologics intended to treat a serious condition which demonstrate the potential to address an unmet medical need. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs and biologics that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as fast track products, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs and biologics designated as fast track products therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review (i.e., filing), which typically occurs two months after the date of submission.

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

Because we have limited financial and managerial resources, we have focused on developing one product candidate, vonapanitase, and have focused on developing this product candidate for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of vonapanitase for vascular access, and our Phase 3 trials will be limited to the application of vonapanitase in radiocephalic fistulas.

In the future we intend to pursue additional indications such as the application of vonapanitase in brachiocephalic fistula creation and/or patients undergoing placement of an arteriovenous graft and/or patients with symptomatic PAD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Based on additional data including the data from our Phase 3 clinical trials and assuming sufficient funds become available, we plan to commence a clinical trial of vonapanitase in Europe for patients undergoing creation of radiocephalic fistulas. Prior to enrolling our first patient in Europe, we plan to formally seek guidance from the EMA regarding its requirements for regulatory approval. We expect results from this trial to be available two to three years after the first patient is enrolled. If results of this European trial successfully meet its primary endpoint and depending on the guidance obtained from the EMA, we would expect to submit a Marketing Authorization Application, or MAA, following our receipt of the trial results. Obtaining an approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of vonapanitase or any additional product candidates in those countries.

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

We may also be subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug or biologic manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. Other laws that we may be subject to include the civil False Claims Act, criminal False Claims Act, the HIPAA fraud and abuse provisions, the Civil Monetary Penalties statute, Section 1927 of the Social Security Act, the Veterans Health Care Act, the Foreign Corrupt Practices Act, federal and state statutes and regulations pertaining to payments made to physicians and other health care providers, the HIPAA privacy and security provisions, and other analogous state laws. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback, healthcare, or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and certain of the criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. False claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment, to government third-party payors (including Medicare and Medicaid) claims for reimbursed drugs, or biologics or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Liability may also arise from false certification of compliance with laws and regulations that are conditions of payment. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws, and other healthcare statutes are punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. We may further be subject to such other actions as debarment from government contracts and future orders under existing contracts, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

To date, we have not conducted any clinical trials outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with contract research organizations, or CROs, clinical sites and investigators;
•	different standards for the conduct of clinical trials;
•	our inability to locate qualified local consultants, physicians and partners;
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment; and
•	the acceptability of data obtained from trials conducted outside the United States to the FDA in support of a BLA.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of secondary patency and fistula use for hemodialysis. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical and Aplagon, as well as companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, Brookhaven Medical, Laminate Medical Technologies, Stent Tek and TVA Medical. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

The BPCIA is complex and is still being interpreted and implemented by the FDA. ACA is also facing increased scrutiny by legislators. As a result, the ultimate impact, implementation, meaning and continued effectiveness of BPCIA are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA or whether any aspects of BPCIA may change, any such processes or changes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that vonapanitase, or any additional product candidates approved as a biological product under a BLA, should qualify for the BPCIA’s 12-year period of exclusivity. However, there is a risk that BPCIA will be repealed or amended, or the FDA will not consider vonapanitase or any additional product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

Additionally, this period of regulatory exclusivity does not currently apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is possible that payers will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.

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

All entities involved in the preparation of drugs or biologics for clinical trials or commercial sale, including our existing contract manufacturers, are subject to extensive regulation. Ingredients of a finished therapeutic biologic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record-keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGMPs regulations enforced by the FDA through its facilities inspection program. Any failure by our third-party manufacturers to comply with cGMPs, or failure to scale-up and validate manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner for the process validation required in connection with a BLA submission, could lead to a delay in, or failure to obtain, regulatory approval of vonapanitase or any additional product candidates. For example, on November 27, 2013, our third-party supplier of finished biological product, Jubilant HollisterStier, received a Warning Letter from the FDA alleging that the company was not complying with cGMPs. We received a letter from the FDA on February 13, 2014, stating that the Warning Letter does not impact the batch of finished product we are using for our Phase 3 clinical trials. However, if Jubilant HollisterStier or any other third-party supplier does not have an acceptable cGMP compliance status at the time of review by the FDA of any BLA we might submit, approval of the BLA would be delayed. This third party supplier or other third parties could encounter similar difficulties that could impede our clinical trials, approval or commercialization.

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

We and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA, the EMA, or other foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships provide for a financial interest in the outcome of the study because of the way the payment was arranged (e.g., a royalty) or because the investigator has a proprietary interest in the product (e.g., a patent) or because the investigator has an equity interest in the sponsor of the covered study exceeding certain financial thresholds. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services.’

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

Our CROs are not our employees, and we are therefore unable to monitor on a day-to-day basis whether or not they devote sufficient time and resources to our clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, vonapanitase or any additional product candidates. If any such event were to occur, we may be subject to regulatory enforcement actions, our financial results and the commercial prospects for vonapanitase or any additional product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of December 31, 2016 we own 31 issued patents and own 26 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Our executive offices are located in Waltham, Massachusetts, and our API is manufactured at Lonza’s facility located in Visp, Switzerland. We expect that Lonza plans to utilize this facility in the future to support commercial production if our product candidate is approved. We have manufactured our entire finished product for the ongoing Phase 3 clinical trial of vonapanitase and currently store the finished product in only one location. Extended delays in our Phase 3 clinical trial causing us to need to manufacture new clinical supply would cause a significant disruption in our operations and cause us to incur unexpected costs to manufacture new finished product. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. If the current manufacturing facility or any future facility, stored product or equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.

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

The issuance of additional sales of our Common Stock, or the perception that such issuances may occur, including through our “At-The-Market” offering, could cause the market price of our Common Stock to fall.

We have entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) for the offer and sale of up to $40 million in aggregate amount of our Common Stock from time to time through Cowen, as our sales agent, pursuant to a Registration Statement on Form S-3 which became effective on January 12, 2016. Cowen is not required to sell any specific number or dollar amount of shares of our Common Stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares up to $40 million upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen.

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

As of December 31, 2016, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, Sections 382 and 383 of the Code, limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. We completed an analysis to determine if there were changes in ownership for tax years through 2015, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards and it was determined there was no change in ownership. We have not yet completed an analysis to determine if there were changes in ownership for the tax year ended December 31, 2016, as defined by Section 382. To the extent the Company undergoes a change in ownership, as defined by Section 382, utilization of our net operating losses and tax credits carryforwards may become limited. If this were to occur, this could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

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

	High	Low
Year Ended December 31, 2016
First quarter	$15.00	$5.10
Second quarter	$11.63	$4.90
Third quarter	$10.70	$7.00
Fourth quarter	$11.45	$1.75
Year Ended December 31, 2015
First quarter	$12.65	$9.88
Second quarter	$18.45	$11.00
Third quarter	$20.00	$11.65
Fourth quarter	$17.76	$12.57

On March 10, 2017, the last reported sale price for our Common Stock on the NASDAQ Global Market was $1.70 per share.

Holders

As of March 10, 2017, there were approximately 35 holders of record of our Common Stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparative Stock Performance Graph

The following graph shows a comparison from October 22, 2014, the date on which our Common Stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on October 22, 2014, in our Common Stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2016. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends.  The graph assumes our closing sales price on October 22, 2014 of $10.03 per share as the initial value of our Common Stock and not the initial offering price to the public of $10.00 per share.

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

* $100 invested on October 22, 2014

Cumulative Total Return Comparison

	10/22/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Proteon Therapeutics, Inc.	100.00	103.69	115.95	178.07	138.68	154.64	77.17	80.06	93.02	18.94
NASDAQ Composite	100.00	108.06	111.82	113.78	105.41	114.25	111.11	110.49	121.20	122.82
NASDAQ Pharmaceutical	100.00	104.64	111.83	112.59	102.70	106.34	96.94	103.87	100.40	94.57

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the Security and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Proteon Therapeutics, Inc. under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,166,254	$8.55	1,109,037
Equity compensation plans not approved by security holders	-	-	-
Total	2,166,254	$8.55	1,109,037

(1)	Includes information regarding our Amended and Restated 2006 Equity Incentive Plan.

Stockholders. As of March 10, 2017, we had 35 holders of record of our Common Stock.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, and U.S. government-backed and agency securities. As of February 28, 2017, we estimate that we have used approximately $50.2 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the three years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data at December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2013 and the selected consolidated balance sheet data at December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements for such years not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

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

	Proteon Therapeutics, Inc.
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Revenue	$-	$-	$2,948	$-	$-
Operating expenses:
Research and development	18,869	12,381	6,432	3,994	5,907
General and administrative	9,836	8,489	4,096	3,128	2,089
Total operating expenses	28,705	20,870	10,528	7,122	7,996
Loss from operations	(28,705)	(20,870)	(7,580)	(7,122)	(7,996)
Other income (expense):
Investment income	193	144	24	4	20
Interest expense	-	-	(857)	(861)	-
Other (expense) income	(14)	(651)	5,071	67	6
Total other income (expense)	179	(507)	4,238	(790)	26
Net loss	$(28,526)	$(21,377)	$(3,342)	$(7,912)	$(7,970)
Unrealized gain (loss) on available-for-sale investments	11	(5)	(6)	(1)	(5)
Comprehensive loss	$(28,515)	$(21,382)	$(3,348)	$(7,913)	$(7,975)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(28,526)	$(21,377)	$(3,342)	$(7,912)	$(7,970)
Accretion of redeemable convertible preferred stock to redemption value	-	-	(6,353)	(6,119)	(6,133)
Net loss attributable to common stockholders	$(28,526)	$(21,377)	$(9,695)	$(14,031)	$(14,103)
Net loss per share attributable to common stockholders - basic and diluted	$(1.72)	$(1.30)	$(3.16)	$(59.66)	$(61.16)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,561,799	16,464,123	3,064,507	235,184	230,607

Supplemental disclosure of stock-based compensation expense:

Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:

Research and development	$1,114	$650	$114	$106	$46
General and administrative	2,229	1,514	345	49	64
Total	$3,343	$2,164	$459	$155	$110

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$41,317	$65,263	$83,595	$5,152	$7,471
Working capital	37,676	62,475	82,263	(4,438)	6,499
Total assets	43,520	67,538	84,798	5,659	7,782
Preferred stock	-	-	-	96,405	90,286
Common stock and additional paid-in-capital	198,218	194,667	192,340	-	-
Total stockholders’ equity (deficit)	38,441	63,405	82,460	(100,514)	(86,656)

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase in patients undergoing creation of an arteriovenous fistula support that a one-time, local application of vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve secondary patency (time to fistula abandonment) and fistula use for hemodialysis, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are currently evaluating vonapanitase in our second Phase 3 trial, PATENCY-2, for vonapanitase in radiocephalic fistulas, our initial indication. Following our review of the complete data sets from our first Phase 3 trial, PATENCY-1 and discussions with the FDA, we amended the protocol for the PATENCY-2 trial. The protocol amendment reordered the existing endpoints for this ongoing trial, establishing secondary patency (time to fistula abandonment) and fistula use for hemodialysis as co-primary endpoints. The protocol amendment also increased the planned enrollment for this trial from 300 to 500 patients, which provides at least 90% power to detect the differences observed in the PATENCY-1 trial with a p-value ≤0.05 for each of the co-primary endpoints. Based on our interactions with the FDA, we believe that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a BLA submission as a single pivotal study, in which case no additional studies would need to be conducted. As of February 28, 2017, Proteon had enrolled 315 patients in PATENCY-2 at approximately 40 centers in the U.S. and Canada. We expect to complete enrollment for the PATENCY-2 trial in the fourth quarter of 2017 and to report top-line data in the fourth quarter of 2018. If the PATENCY-2 trial is successful, we further expect to submit a BLA in 2019.

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

As of December 31, 2016, we had received an aggregate of $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO.

We have never been profitable and have incurred net losses in each year since inception. As of December 31, 2016, we had an accumulated deficit of $159.8 million and our net loss for the year ended December 31, 2016 was $28.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at December 31, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2018, thus allowing us to complete enrollment of patients in our second Phase 3 trial of vonapanitase in radiocephalic fistulas and to fund our chemistry, manufacturing and controls, or CMC, activities. We do not expect our existing capital resources to be sufficient to enable us to obtain results from our second Phase 3 trial.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	We are currently enrolling patients in our second Phase 3 trial, PATENCY-2, and expect to complete enrollment in the fourth quarter of 2017 and to report top-line data in the fourth quarter of 2018.
•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic fistulas and in patients undergoing placement of an arteriovenous graft, or graft;
•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease (PAD) in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. In 2017, we expect to enroll at least 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty below the knee. Based on our current operating plan, we have decided not to begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD. However, based on additional data and if sufficient funds become available, we may increase enrollment in the Phase 1 trial evaluating vonapanitase below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy above the knee;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and

•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA submission.

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

Other Income (Expense), Net

Other income (expense), net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of active pharmaceutical ingredient (“API”) for our lead product candidate, vonapanitase, which requires us to make payments in Swiss Francs. The last outstanding forward foreign currency contract was executed during December 2016.

Derivative Financial Instruments

We purchase Swiss Francs or have entered into forward foreign currency contracts to reduce our foreign currency exposure in making contractual payments under our Lonza agreement. We record these derivative financial instruments on the consolidated balance sheet at fair value. Although these derivative contracts are intended to economically hedge foreign exchange risk, we have not elected to apply hedge accounting. As such, changes in the fair value of the Swiss Francs we hold or in these derivative instruments are recorded directly in earnings as a component of other income (expense) as they occur. We execute derivative instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment-grade credit rating.

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

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015
Weighted average expected volatility	84.4%	79.8%
Expected term (in years)	6.05	6.11
Risk free interest rate	1.45%	1.76%
Expected dividend yield	0%	0%

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Period-to-Period
	2016	2015	Change
Operating expenses:
Research and development	$18,869	$12,381	$6,488
General and administrative	9,836	8,489	1,347
Total operating expenses	28,705	20,870	7,835
Loss from operations	(28,705)	(20,870)	(7,835)
Other income (expense):
Investment income	193	144	49
Other expense, net	(14)	(651)	637
Total other income (expense)	179	(507)	686
Net loss	$(28,526)	$(21,377)	$(7,149)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Period-to-Period
	2016	2015	Change

External vonapanitase research and development expenses	$13,669	$8,580	$5,089
Internal research and development expenses	5,200	3,801	1,399
Total research and development expenses	$18,869	$12,381	$6,488

During the year ended December 31, 2016, our total research and development expenses increased by $6.5 million compared to the year ended December 31, 2015 primarily due to $5.1 million in increased external expenses. The increase of $5.1 million in external expenses was primarily driven by $3.9 million in increased expenses for our manufacturing pre-validation and $1.2 million in increased expenses for our ongoing radiocephalic fistula Phase 3 clinical trials. Our internal research and development expenses increased by $1.4 million in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to increased personnel costs.

General and Administrative Expenses. During the year ended December 31, 2016, our total general and administrative expenses were $1.3 million higher as compared to the year ended December 31, 2015 primarily due to additional overhead and personnel costs in the year ended December 31, 2016 of $1.6 million to support our ongoing corporate activities and offset by $0.3 million in lower expenses associated with being a public company.

Investment Income. During the year ended December 31, 2016, investment income increased by an immaterial amount.

Other Expense, Net. During the year ended December 31, 2016, other expense, net changed by $0.6 million as compared to the year ended December 31, 2015 due to the change in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015 and the Swiss Francs denominated currency we held as of the period end.

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

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Period-to-Period
	2015	2014	Change

External vonapanitase research and development expenses	$8,580	$4,096	$4,484
Internal research and development expenses	3,801	2,336	1,465
Total research and development expenses	$12,381	$6,432	$5,949

During the year ended December 31, 2015, our total research and development expenses increased by $5.9 million compared to the year ended December 31, 2014 primarily due to $4.5 million in increased external expenses. The increase of $4.5 million in external expenses was primarily driven by $3.4 million in increased expenses for our ongoing radiocephalic fistula Phase 3 clinical trials and $1.0 million in increased expenses for our manufacturing pre-validation and other efforts. Our internal research and development expenses increased by $1.4 million in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to increased personnel costs.

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

Liquidity and Capital Resources

Overview

Since our inception and through the year ended December 31, 2016, we had received $174.4 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants and $62.5 million from our IPO. At December 31, 2016, our cash and cash equivalents and available-for-sale investments totaled $41.3 million.

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

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we (i) conduct our Phase 3 clinical trials for vonapanitase in radiocephalic fistulas, thereafter seeking marketing approval for vonapanitase in radiocephalic fistulas assuming successful trial outcomes, and (ii) pursue development of vonapanitase for additional indications, including brachiocephalic arteriovenous fistulas and grafts. We may not be able to complete the development and initiate commercialization of vonapanitase if, among other things, our clinical trials are not successful, and the FDA does not approve vonapanitase or does not approve vonapanitase when we expect.

We believe that our cash and cash equivalents and available-for-sale investments as of December 31, 2016 will be sufficient to fund our operations into the third quarter of 2018. We believe that these funds will not be sufficient to enable us to obtain results from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2, but sufficient to complete enrollment of patients in PATENCY-2 and to fund our ongoing development and CMC activities through mid-2018.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;
•	the timing and costs of developing vonapanitase for additional indications, including PAD;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015

Net cash used in operating activities	$(23,687)	$(17,566)
Net cash provided by (used in) investing activities	19,916	(11,331)
Net cash provided by financing activities	208	163
Effect of exchange rate changes on cash	(76)	(75)
Net decrease in cash and cash equivalents	$(3,639)	$(28,809)

Comparison of the Years Ended December 31, 2016 and 2015

Net cash used in operating activities was $23.7 million for the year ended December 31, 2016 compared to $17.6 million for the year ended December 31, 2015. The increase of $6.1 million in cash used in operating activities was primarily driven by an increase in our net loss of $7.1 million offset by a $1.0 million increase in cash inflows related to changes in the components of working capital, as compared to the year ended December 31, 2015.

Net cash provided by investing activities was $19.9 million for the year ended December 31, 2016 compared to $11.3 million used in the year ended December 31, 2015. The change of $31.2 million in cash provided by investing activities was primarily driven by a decrease in cash outflows of $48.9 million due to decreased purchases of available-for-sale investments of $48.9 million offset by a decrease in cash inflows of $17.6 million due to decreased proceeds from maturities and sale of investments and an increase in cash outflows of $0.1 million due to increased capital equipment purchases as compared to the year ended December 31, 2015.

Net cash provided by financing activities for the year ended December 31, 2016 increased by approximately $0.1 million compared to the year ended December 31, 2015 due to an increase in the proceeds from stock option exercises.

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

Comparison of the Years Ended December 31, 2015 and 2014

Net cash used in operating activities was $17.6 million for the year ended December 31, 2015 compared to $10.0 million for the year ended December 31, 2014. The increase of $7.6 million in cash used in operating activities was driven by an increase in our net loss of $18.0 million and offset by an increase of $10.4 million in cash inflows related to changes in the components of working capital as compared to the year ended December 31, 2014.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2016:

	Total		Less than 1 Year		1 to 3 Years		3 to 5 Years	More than 5 Years
Operating Leases (1)		$252		$168		$84	-	-
Purchase Obligations (2)	CHF	7,600	CHF	5,700	CHF	1,900	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

(2)	In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient, or API, in our lead product candidate, vonapanitase. Purchase obligations include contractual arrangements in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. We have one purchase obligation of 7.6 million Swiss Francs for work to be performed during 2017 totaling 5.7 million Swiss Francs and late 2018 totaling 1.9 million Swiss Francs.

The contractual obligation table does not include any potential future royalty payments we may be required to make under our license assignment with Johns Hopkins University, due to the uncertainty of the occurrence of the events requiring payment under that agreement.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016, we had cash equivalents and available-for-sale investments of $41.3 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We contract with CROs and contract manufacturers internationally. Transactions with one of our contract manufacturers is settled in Swiss Francs and therefore, while we believe we have some foreign currency exposure, we have entered into forward foreign currency contracts to purchase Swiss Francs to manage this risk. The last outstanding forward foreign currency contract was executed during December 2016.

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

As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC and the JOBS Act that permit emerging growth companies like us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

On March 15, 2017, the Company and George Eldridge entered into a Letter Agreement (the “Amendment”), which amended the Employment Letter Agreement (the “Employment Agreement”), dated as of October 1, 2014, between the Company and Mr. Eldridge. The Amendment revised the definition of “Severance Payment.” All other terms of the Employment Agreement remained the same. This description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment which is filed as Exhibit 10.19 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive and Director Compensation

The information required by this Item is set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

The other information required by this Item is set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

Proteon Therapeutics, Inc.

Index to Consolidated Financial Statements	Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2016 and 2015	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Proteon Therapeutics, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteon Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 16, 2017

Proteon Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,392	$40,031
Available-for-sale investments	4,925	25,232
Prepaid expenses and other current assets	1,438	1,345
Total current assets	42,755	66,608
Property and equipment, net	372	224
Other non-current assets	393	706
Total assets	$43,520	$67,538
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$556	$1,020
Accrued expenses	4,523	2,576
Other current liabilities	-	537
Total current liabilities	5,079	4,133
Total liabilities	5,079	4,133
Commitments and contingencies (Note 7)	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2016 and 2015; 16,603,559 and 16,501,500 shares issued and outstanding at December 31, 2016 and 2015, respectively	17	16
Additional paid-in capital	198,201	194,651
Accumulated deficit	(159,777)	(131,251)
Accumulated other comprehensive loss	-	(11)
Total stockholders’ equity	38,441	63,405
Total liabilities and stockholders’ equity	$43,520	$67,538

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$-	$-	$2,948
Operating expenses:
Research and development	18,869	12,381	6,432
General and administrative	9,836	8,489	4,096
Total operating expenses	28,705	20,870	10,528
Loss from operations	(28,705)	(20,870)	(7,580)
Other income (expense):
Investment income	193	144	24
Interest expense	-	-	(857)
Other (expense) income, net	(14)	(651)	5,071
Total other income (expense)	179	(507)	4,238
Net loss	$(28,526)	$(21,377)	$(3,342)
Unrealized gain (loss) on available-for-sale investments	11	(5)	(6)
Comprehensive loss	$(28,515)	$(21,382)	$(3,348)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(28,526)	$(21,377)	$(3,342)
Accretion of redeemable convertible preferred stock to redemption value	-	-	(6,353)
Net loss attributable to common stockholders	$(28,526)	$(21,377)	$(9,695)
Net loss per share attributable to common stockholders - basic and diluted	$(1.72)	$(1.30)	$(3.16)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,561,799	16,464,123	3,064,507

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$1,114	$650	$114
General and administrative	2,229	1,514	345
Total	$3,343	$2,164	$459

Included in other expense, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$(61)	$(52)	$-
Unrealized gains (losses) from forward foreign currency contracts	127	(537)	-
Total	$66	$(589)	$-

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	$0.001 Par Value	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2013	22,638,465	$34,230	10,909,091	$17,374	20,754,461	$27,401	13,202,932	$17,400	-	$-	239,905	$-	$-	$(100,514)	$-	$(100,514)
Issuance of Series D redeemable convertible preferred stock net of $6,639 discount associated with investors rights and obligations and issuance costs of $452	-	-	-	-	-	-	-	-	52,813,827	24,078	-	-	-	-	-	-
Accretion of Series A, A-1, B, C and D redeemable convertible preferred stock to redemption value	-	1,304	-	691	-	1,832	-	948	-	1,578	-	-	(335)	(6,018)	-	(6,353)
Exercise of common stock options	-	-	-	-	-	-	-	-	-	-	31,356	-	59	-	-	59
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	459	-	-	459
Unrealized gain (loss) on short term investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6)	(6)
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	498,889	-	1,428	-	-	1,428
Conversion of redeemable convertible preferred stock into common stock	(22,638,465)	(35,534)	(10,909,091)	(18,065)	(20,754,461)	(29,233)	(13,202,932)	(18,348)	(52,813,827)	(25,656)	8,651,805	9	126,827	-	-	126,836
Exercise of investors rights and obligations	-	-	-	-	-	-	-	-	-	-	-	-	1,408	-	-	1,408
Issuance of Common Stock from Initial Public Offering, net of underwriters discounts and issuance costs	-	-	-	-	-	-	-	-	-	-	7,026,500	7	62,478	-	-	62,485
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,342)	-	(3,342)
Balance at December 31, 2014	-	$-	-	$-	-	$-	-	$-	-	$-	16,448,455	$16	$192,324	$(109,874)	$(6)	$82,460
Exercise of common stock options	-	-	-	-	-	-	-	-	-	-	45,413	-	88	-	-	88
Issuance of common stock upon ESPP purchase	-	-	-	-	-	-	-	-	-	-	7,632	-	75	-	-	75
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	2,164	-	-	2,164
Unrealized gain (loss) on short term investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5)	(5)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,377)	-	(21,377)
Balance at December 31, 2015	-	$-	-	$-	-	$-	-	$-	-	$-	16,501,500	$16	$194,651	$(131,251)	$(11)	$63,405
Exercise of common stock options	-	-	-	-	-	-	-	-	-	-	97,521	1	196	-	-	197
Issuance of common stock upon ESPP purchase	-	-	-	-	-	-	-	-	-	-	4,538	-	11	-	-	11
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	3,343	-	-	3,343
Unrealized gain (loss) on short term investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	11	11
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(28,526)	-	(28,526)
Balance at December 31, 2016	-	$-	-	$-	-	$-	-	$-	-	$-	16,603,559	$17	$198,201	$(159,777)	$-	$38,441

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(28,526)	$(21,377)	$(3,342)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	123	57	30
Amortization of premium/discount on available-for-sale securities	131	651	30
Accretion of discount and debt issuance cost of convertible notes payable	-	-	742
Unrealized (gain) loss on forward foreign currency contracts included in net income	(127)	537	-
Foreign currency remeasurement loss	76	75	-
Stock-based compensation	3,343	2,164	459
Change in fair value of investor rights/obligation	-	-	(5,151)
Change in fair value of derivative liability	-	-	81
Changes in:
Prepaid expenses and other assets	246	(899)	(961)
Interest receivable	(26)	(32)	-
Accounts payable and accrued expenses	1,073	1,258	955
Accrued interest payable	-	-	115
Deferred revenue from sale of acquisition option to acquire company	-	-	(2,948)
Net cash used in operating activities	(23,687)	(17,566)	(9,990)
Investing activities
Purchases of available-for-sale investments	(39,756)	(88,644)	(34,950)
Proceeds from maturities of available-for-sale investments	59,943	75,505	22,518
Proceeds from sale of available-for-sale investments	-	2,006	-
Purchase of property and equipment	(271)	(198)	(51)
Net cash provided by (used in) investing activities	19,916	(11,331)	(12,483)
Financing activities
Proceeds from issuance of Series D preferred stock	-	-	25,000
Issuance costs for preferred stock	-	-	(452)
Proceeds from issuance of common stock under ESPP	11	75	-
Net proceeds from IPO	-	-	62,485
Exercise of stock options	197	88	59
Exercise of warrants	-	-	1,428
Net cash provided by financing activities	208	163	88,520
Effect of exchange rate changes on cash	(76)	(75)	-
(Decrease) increase in cash and cash equivalents	(3,639)	(28,809)	66,047
Cash and cash equivalents, beginning of period	40,031	68,840	2,793
Cash and cash equivalents, end of period	$36,392	$40,031	$68,840
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$-	$-	$6,353
Conversion of convertible notes, including accrued interest, into Series D Redeemable Convertible Preferred Stock	$-	$-	$6,089
Conversion of redeemable convertible preferred stock into common stock	$-	$-	$126,836
Fair value of investors' rights/ obligations reclassified to equity upon IPO	$-	$-	$1,408

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1.	Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. The Company was formed in June 2001 and incorporated on March 24, 2006. During 2013, the Company formed a wholly-owned subsidiary, organized in the United Kingdom, Proteon Therapeutics Limited. As of December 31, 2016, there has been no activity in this subsidiary other than its formation. During 2014, the Company formed a wholly-owned Massachusetts Securities Corporation subsidiary as a holding company for its available-for-sale investments, Proteon Securities Corp. On April 20, 2016, the Company formed a wholly-owned holding company in Delaware, Proteon International Holdings, Inc. (“Proteon International”). On May 4, 2016, Proteon International formed a wholly-owned subsidiary company in Bermuda, Proteon Bermuda Limited (“Proteon Bermuda”). On June 2, 2016, Proteon Bermuda formed a wholly-owned subsidiary company in Ireland, Proteon Ireland Limited. Since inception, the Company has been primarily involved in research and development activities.

The Company devotes substantially all of its efforts to product research and development, initial market development and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of additional risks similar to other companies in the biotechnology industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

As of December 31, 2016, the Company had cash, cash equivalents and available-for-sale investments of $41.3 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the third quarter of 2018 based on budgeted rates. The Company had an accumulated deficit of $159.8 million as of December 31, 2016 and has not yet earned revenues other than the $2.9 million recognized in the third quarter of 2014 related to the expiration of rights and obligations in connection with the 2009 agreement.

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

At-The-Market Equity Offering Program

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. As of December 31, 2016, the Company had not commenced sales under this program.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to stock-based compensation expense, clinical trial accruals and reported amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 6), accounts payable, and accrued liabilities. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 6). There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2016 and 2015.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is authoritative guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company adopted this standard as of December 31, 2016 and it did not have a material impact. Refer to Note 1 for further details regarding the Company’s liquidity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet as of December 31, 2016 and 2015. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Codification (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. At the lease commencement date, the lessee must recognize a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company will adopt ASU 2016-09 for the quarter ended March 31, 2017. The Company is still currently evaluating the effects this ASU may have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Short-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders' equity (deficit). The Company invests its excess cash balances primarily in government debt securities and money market funds with strong credit ratings and maturities of less than one year. There have been no realized gains and losses for the years ended December 31, 2016, 2015 and 2014.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in value of short-term investments for the years ended December 31, 2016, 2015 and 2014, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Asset	Estimated Useful Life
Computer equipment and software (years)	3
Furniture, fixtures and other (years)	5
Laboratory equipment (years)	7

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and FASB ASC Topic 505, Equity and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and (e) the estimated fair value of its Common Stock on the measurement date. Due to the lack of company specific historical and implied volatility data of its Common Stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock based awards. The Company computes historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. Refer to Note 2, “Use of Estimates,” for a discussion of the Company's estimated fair value of its Common Stock.

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 10 for further details.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date of December 31, 2016 to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2016 and events which occurred subsequently but were not recognized in the consolidated financial statements.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$28,876	$-	$-	$28,876
Government securities	4,925	-	-	4,925
Total	$33,801	$-	$-	$33,801

Liabilities
Foreign currency forward contracts	$-	$-	$-	$-
Total	$-	$-	$-	$-

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$39,233	$-	$-	$39,233
Government securities	25,232	-	-	25,232
Total	$64,465	$-	$-	$64,465

Liabilities
Foreign currency forward contracts	$-	$537	$-	$537
Total	$-	$537	$-	$537

As of December 31, 2016 and 2015, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale. Forward foreign currency contracts consist of contracts with credit-worthy financial institutions to buy Swiss Francs with U.S. dollars in the future at agreed upon exchange rates.

Forward foreign currency contracts are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its forward foreign currency contracts based on pricing from a service provider. The service provider values the instruments based on market prices from a variety of industry-standard independent data providers. Such market prices are based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly (Level 2 inputs). Cash equivalents and government securities are stated at fair value and consist of Level 1 financial instruments in the fair value hierarchy. The Company determined the fair value of its government debt security holdings based on pricing from a service provider. The service provider values the securities based on market prices from a variety of industry-standard independent data providers. These market prices are quoted prices in active markets for identical assets (Level 1 inputs).

Available-for-sale securities at December 31, 2016 and 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Government securities
(Due within 1 year)	$4,924	$1	$-	$4,925
	$4,924	$1	$-	$4,925

December 31, 2015
Government securities
(Due within 1 year)	$25,243	$1	$(12)	$25,232
	$25,243	$1	$(12)	$25,232

4.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2016	2015

Computer equipment and software	$141	$167
Furniture, fixtures, and other	318	244
Laboratory equipment	478	254
	937	665
Accumulated depreciation	(565)	(441)
Property and equipment, net	$372	$224

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $123,000, $57,000, and $30,000, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2016	2015

Payroll and employee-related costs	$1,139	$1,058
Contracted service costs	2,891	1,040
Professional fees and other	493	478
Total	$4,523	$2,576

6.	Derivative Financial Instruments

Beginning in May 2015, the Company entered into a series of forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S. dollar value of forecasted transactions denominated in Swiss Franc. The Company elected not to apply hedge accounting to these instruments. As a result, during the years ended December 31, 2016 and 2015, the Company experienced unrealized gains and (losses) within other income (expense), net, in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet (in thousands):

		Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net Amount

December 31, 2016	Forward foreign currency contracts	Other current liabilities	$-	$-	$-
December 31, 2015	Forward foreign currency contracts	Other current liabilities	537	-	537

7.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of December 31, 2016 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd for the processing, development and manufacture of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will execute purchase orders authorizing Lonza to manufacture the batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of December 31, 2016, the Company has executed one purchase order of $1.9 million for the manufacturing of one batch which commenced in June 2016 and finished in the fourth quarter of 2016. The Company has made payments of 1.0 million Swiss Francs and accrued 0.9 million Swiss Francs for the manufacturing services rendered under the agreement as of December 31, 2016. Additionally, in connection with this transaction, the Company issued and paid for a purchase order of 0.2 million Swiss Francs, related to Lonza’s acquisition of raw materials used within manufacturing of this batch. Lastly, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $7.5 million at current exchange rates, for the manufacturing of three batches to commence in July2017 and one batch to commence in late 2018. No services have been rendered under this purchase order as of December 31, 2016.

Operating Leases

The Company has various non-cancellable operating leases for facilities and office equipment that expire at various dates through 2018. In August 2014, the Company entered into an Amendment (the “Lease Amendment”) to the existing Lease Agreement dated July 13, 2009 (the “Lease Agreement”), with Boston Properties Limited Partnership (“Lessor”) pursuant to which the Company has agreed to extend the lease for approximately 5,000 square feet of property to be used for office space (the “Leased Property”) located at 200 West St., Waltham, Massachusetts. The term of the Lease Amendment commences on January 1, 2015 (the “Commencement Date”) and expires in June 2018, approximately three years and six months from the Commencement Date. The Company has the option to extend the term for an additional one-year period upon the Company's written notice to the Lessor at least nine months in advance of the extension. Rental expense for each of the years ended December 31, 2016, 2015 and 2014 was $0.2 million.

Future minimum payments required under operating leases as of December 31, 2016 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2017	$168
2018	84
Total minimum lease payments	$252

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of December 31, 2016, the Company has provided a security deposit in the amount of $14,000 to the lessor.

Restricted cash related to facilities leases

At December 31, 2016 and 2015, the Company had $14,000 in an outstanding letter of credit to be used as collateral for leased premises. At December 31, 2016 and 2015, the Company pledged an aggregate of $14,000 to the bank as collateral for the letter of credit, which is included in long-term assets.

8.	Common Stock

General

At December 31, 2016, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,603,559 shares were issued and outstanding.

Reserved for Future Issuance

At December 31, 2016, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 16,603,559 shares were issued and outstanding. The Company has the following shares of Common Stock reserved for future issuance:

	December 31,
	2016	2015

Stock-based compensation awards	2,982,470	2,419,901
Employee Stock Purchase Plan	292,821	297,359
Total	3,275,291	2,717,260

9.	Stock-based Compensation

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

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Research and development	$1,114	$650	$114
General and administrative	2,229	1,514	345
Total	$3,343	$2,164	$459

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31,
	2016	2015	2014
Weighted average expected volatility	84.4%	79.8%	79.5%
Expected term (in years)	6.05	6.11	6.00
Risk free interest rate	1.45%	1.76%	1.88%
Expected dividend yield	0%	0%	0%

Stock options issued to non-employees are accounted for using the fair value method of accounting; they are periodically revalued as the options vest and are recognized as expense over the related service period. The total expense related to all options granted to non-employees for the years ended December 31, 2016, 2015 and 2014 was $0, $2,000 and $4,000, respectively.

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,200,369	$8.52	7.8	$15,705
Granted	132,495	$7.11
Exercised	(97,521)	$2.01
Cancelled or forfeited	(69,089)	$14.12
Outstanding at December 31, 2016	2,166,254	$8.55	7.1	$124
Exercisable at December 31, 2016	1,227,575	$6.80	6.0	$124
Vested or expected to vest at December 31, 2016 (1)	2,052,214	$8.37	7.0	$124

_______________________

(1)	Represents the number of vested options at December 31, 2016 plus the number of unvested options expected to vest based on the unvested options outstanding at December 31, 2016.

During the year ended December 31, 2016, the Company granted stock options to purchase an aggregate of 132,495 shares of its Common Stock with a weighted-average exercise price of $7.11 and a weighted-average grant date fair value of $5.08. During the year ended December 31, 2015, the Company granted stock options to purchase an aggregate of 1,010,256 shares of its Common Stock with a weighted-average grant date fair value of $9.34. During the year ended December 31, 2014, the Company granted stock options to purchase an aggregate of 659,865 shares of its Common Stock with a weighted-average grant date fair value of $4.07.

The total intrinsic value of options exercised in the years ended December 31, 2016 and 2015 was $0.6 million and $0.5 million, respectively. As of December 31, 2016, there was $5.6 million of total unrecognized compensation cost related to employee non-vested stock options. As of December 31, 2016, total compensation cost related to non-employee, non-vested stock options was fully recognized. The total unrecognized compensation cost for employee awards will be adjusted for future forfeitures. The Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of December 31, 2016, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The Company’s Board of Directors has determined there was to be no increase on January 1, 2017. The third offering under the 2014 ESPP began on January 1, 2016 and ended on June 30, 2016. The fourth offering under the 2014 ESPP began on July 1, 2016 and ended on December 31, 2016. During the years ended December 31, 2016 and 2015, 4,538 and 7,632 shares, respectively, were issued under the 2014 ESPP resulting in 292,821 shares remaining for future issuance under the plan as of December 31, 2016. The Company incurred $93,000 and $32,000 in stock-based compensation expense related to the 2014 ESPP for the years ended December 31, 2016 and 2015, respectively.

10.	Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Domestic	$(15,860)	$(21,377)	$(3,342)
Foreign	(12,666)	-	-
Loss before income taxes	$(28,526)	$(21,377)	$(3,342)

For the years ended December 31, 2016, 2015, 2014, the Company has not recorded a provision for federal or state income taxes as it has had net operating losses since inception.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax benefit using U.S. federal statutory rate	$(9,696)	$(7,315)	$(1,136)
Permanent differences	430	260	124
Orphan Drug credit permanent addback	1,437	1,310	674
State income taxes, net of federal benefit	(498)	(808)	(303)
Tax credits	(4,846)	(4,219)	(2,176)
Expired net operating losses and tax credits	-	-	312
Change in valuation allowance	8,804	9,782	4,394
Mark-to-market derivative liability	-	-	(1,779)
Foreign rate differential	4,304	-	-
Other	65	990	(110)
	-	$-	$-

The significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net operating loss carryforwards	$37,237	$34,488	$29,217
Federal and state tax credits	21,223	16,404	12,126
Accrued expenses	544	27	478
Patents	360	443	531
Stock-based compensation	1,353	596	92
Other	321	276	8
	61,038	52,234	42,452
Valuation allowance	(61,038)	(52,234)	(42,452)
Net deferred tax asset	$-	$-	$-

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, management of the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016, 2015 and 2014.

The valuation allowance increased by approximately $8.8 million during the year ended December 31, 2016, due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses.  The valuation allowance increased by approximately $9.8 million during the year ended December 31, 2015, due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses.  The valuation allowance increased by approximately $3.8 million during the year ended December 31, 2014, due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses.

Subject to the limitations described below, as of December 31, 2016, 2015, and 2014, the Company has net operating loss carryforwards of approximately $101.4 million, $94.2 million, and $78.3 million, respectively, to offset future federal taxable income, which will expire at various times between 2026 and 2036. The Company has an additional $0.6 million of net operating losses in 2016 that are attributable to excess stock option deductions which would be recorded as an increase in additional paid-in capital upon reducing cash taxes paid. As of December 31, 2016, 2015, and 2014, the Company has state net operating loss carryforwards of approximately $53.0 million, $46.4 million, and $55.1 million, respectively, to offset future state taxable income, which will expire at various times between 2023 and 2036. As of December 31, 2016, 2015 and 2014, the Company has tax credit carryforwards of approximately $21.8 million, $16.9 million and $12.5 million, respectively, to offset future federal and state income taxes, which will expire at various times between 2026 and 2036.

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

The Company had no unrecognized tax benefits or related interest and penalties accrued during the years ended December 31, 2016, 2015, and 2014. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to U.S. federal income tax and primarily Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2013 through 2016, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

The deferred tax assets above exclude $0.6 million of tax effected net operating losses related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets.  The Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses will increase by $0.6 million. These amounts will be offset by a corresponding increase in the valuation allowance.

11.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the years ended December 31, 2016, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock	-	-	7,581,475	(a)
Common stock warrants	-	-	659,806	(a)
Outstanding stock options	2,166,254	2,200,369	1,235,526
Convertible notes	-	-	243,876	(a)
	2,166,254	2,200,369	9,720,683

_______________________

(a)	These instruments were either exercised or converted to Common Stock during 2014.

12.	Quarterly Financial Information (unaudited, in thousands, except share and per share data)

The following table contains selected quarterly financial information from 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Operating expenses	$6,819	$7,854	$7,166	$6,866
Net loss attributable to common stockholders	(6,552)	(7,905)	(7,107)	(6,962)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.40)	$(0.48)	$(0.43)	$(0.42)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	16,507,586	16,561,239	16,582,276	16,595,502

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Operating expenses	$4,620	$4,981	$5,082	$6,187
Net loss attributable to common stockholders	(4,580)	(5,072)	(5,383)	(6,342)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.28)	$(0.31)	$(0.33)	$(0.38)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	16,448,688	16,449,937	16,466,945	16,490,430

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEON THERAPEUTICS, INC.

By: /s/ Timothy P. Noyes	March 16, 2017
Timothy P. Noyes President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy P. Noyes	President, Chief Executive Officer and Director	March 16, 2017
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Senior Vice President, Chief Financial Officer,	March 16, 2017
George A. Eldridge	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Paul J. Hastings	Chairman and Director	March 16, 2017
Paul J. Hastings

Director
Hubert Birner, Ph.D.

/s/ Garen Bohlin	Director	March 16, 2017
Garen Bohlin

/s/ Scott A. Canute	Director	March 16, 2017
Scott Canute

/s/ John G. Freund, M.D.	Director	March 16, 2017
John G. Freund, M.D.

/s/ Tim Haines	Director	March 16, 2017
Tim Haines

/s/ Stuart A. Kingsley	Director	March 16, 2017
Stuart A. Kingsley

/s/ Brendan M. O’Leary, Ph.D.	Director	March 16, 2017
Brendan M. O’Leary, Ph.D.

EXHIBIT INDEX

Exhibit No.		Description
3.1		Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014 (File No. 001-36694)).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2014 (File No. 001-36694)).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

4.2		Fourth Amended and Restated Investors' Rights Agreement, dated May 13, 2014, between the Company and certain investors named therein (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

4.3		Series D Preferred Stock Purchase Agreement, dated May 13, 2014, between the Company and certain investors named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.1	†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.2	†	2014 Equity Incentive Plan, Form of Stock Option Agreement and Form of Option Exercise Notice under the Company's 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.3	†	Letter Agreement by and between the Company and F. Nicholas Franano, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.4		Lease Agreement by and between the Company and Boston Properties Limited Partnership, dated July 13, 2009, as amended by that Amendment No. 1 dated September 14, 2012, as amended by that Amendment No. 2 dated October 17, 2013, as amended by that Amendment No. 3 dated August 4, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.5		Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.6		Assignment of Patent made and entered into as of December 30, 2002, by and between F. Nicholas Franano and Proteon Therapeutics, L.L.C (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.7		Letter Agreement, dated October 1, 2010, among the National Institutes of Health, F. Nicholas Franano and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.8		Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.9		Quitclaim Deed, dated January 17, 2011, by F. Nicholas Franano to the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.10	†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company's 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014 (File No. 333-198777)).

10.11	†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.12	†	Amended and Restated Employment Agreement by and between the Company and Timothy P. Noyes, dated October 1, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.13	†	Amended and Restated Employment Agreement by and between the Company and Steven Burke, dated October 1, 2014 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.14	†	Amended and Restated Employment Agreement by and between the Company and George Eldridge, dated October 1, 2014 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.15	†	Amended and Restated Employment Agreement by and between the Company and Daniel Gottlieb, dated October 1, 2014 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.16		Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2014 (File No. 333-198777)).

10.17		Manufacturing Services Agreement by and between the Company and Lonza Ltd, dated as of June 30, 2015 and signed July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 12, 2015 (File No. 001-36694)).

10.18	‡	Amendment to Manufacturing Services Agreement by and between the Company and Lonza LTD entered into on January 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 9, 2016 (File No. 001-36694)).

10.19	*†	Amendment No. 1 to Employment Agreement by and between the Company and George Eldridge dated as of March 15, 2017.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	***	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (v) the notes to the Consolidated Financial Statements.

*Exhibits filed herewith

** Exhibits furnished herewith.

*** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

†Indicates management contract or compensation plan

‡Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

