Form 10-Q
period 2017-03-31
PROTEON THERAPEUTICS INC
filed 2017-05-10
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

 or

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As of April 30, 2017 there were 16,771,072 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

2

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$34,132	$36,392
Available-for-sale investments	-	4,925
Prepaid expenses and other current assets	1,255	1,438
Total current assets	35,387	42,755
Property and equipment, net	338	372
Other non-current assets	299	393
Total assets	$36,024	$43,520
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$474	$556
Accrued expenses	2,549	4,523
Total current liabilities	3,023	5,079
Total liabilities	3,023	5,079
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 16,771,072 and 16,603,559 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17	17
Additional paid-in capital	199,259	198,201
Accumulated deficit	(166,275)	(159,777)
Total stockholders’ equity	33,001	38,441
Total liabilities and stockholders’ equity	$36,024	$43,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$4,246	$4,349
General and administrative	2,234	2,470
Total operating expenses	6,480	6,819
Loss from operations	(6,480)	(6,819)
Other income (expense):
Investment income	32	56
Other (expense) income, net	(50)	211
Total other (expense) income	(18)	267
Net loss	$(6,498)	$(6,552)
Unrealized gain on available-for-sale investments	-	23
Comprehensive loss	$(6,498)	$(6,529)
Net loss attributable to common stockholders	$(6,498)	$(6,552)
Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(0.40)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	16,636,201	16,507,586

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$298	$308
General and administrative	547	558
Total	$845	$866

Included in other (expense) income, net, above, are the following amounts from forward foreign currency contracts:
Realized gains from forward foreign currency contracts	$-	$6
Unrealized gains from forward foreign currency contracts	-	178
Total	$-	$184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(6,498)	$(6,552)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	40	24
Amortization of premium/discount on available-for-sale securities	4	36
Unrealized gain on forward foreign currency contracts included in net income	-	(178)
Foreign currency remeasurement loss	(59)	(28)
Stock-based compensation	845	866
Changes in:
Prepaid expenses and other assets	293	331
Interest receivable	(15)	(26)
Accounts payable, accrued expenses and other current liabilities	(2,056)	(367)
Net cash used in operating activities	(7,446)	(5,894)
Investing activities
Purchases of available-for-sale investments	-	(23,721)
Proceeds from maturities of available-for-sale investments	4,920	13,614
Purchase of property and equipment	(6)	(8)
Net cash provided by (used in) investing activities	4,914	(10,115)
Financing activities
Exercise of stock options	108	12
Proceeds from issuance of common stock, net of issuance costs	105	-
Net cash provided by financing activities	213	12
Effect of exchange rate changes on cash	59	28
Decrease in cash and cash equivalents	(2,260)	(15,969)
Cash and cash equivalents, beginning of period	36,392	40,031
Cash and cash equivalents, end of period	$34,132	$24,062

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

The Company devotes substantially all of its efforts to product research and development, initial market development and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the biotechnology industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from therapeutic alternatives and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

As of March 31, 2017, the Company had cash, cash equivalents and available-for-sale investments of $34.1 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the third quarter of 2018. The Company had an accumulated deficit of $166.3 million as of March 31, 2017.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC (“Cowen”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 16, 2017 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the three months ended March 31, 2017, the Company sold 93,512 shares of common stock under the Sales Agreement for aggregate gross proceeds of $0.2 million. Total offering costs of $0.1 million were offset against the proceeds from the sale of common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2016 and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 4), accounts payable, and accrued liabilities. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

☐	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
☐	Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
☐	Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 3). There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2017 and 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2017 and 2016.

 Derivative Financial Instruments

The Company purchases Swiss Francs and enters into forward foreign currency contracts from time to time to mitigate its exposure to fluctuations in the exchange rates between the Swiss Franc and the U.S. dollar (see Note 4). The latter are considered derivative financial instruments that the Company records on the consolidated balance sheet at fair value. Although these derivative contracts are intended to economically hedge foreign exchange risk, the Company has not elected to apply hedge accounting. As such, changes in the fair value of these instruments are recorded directly in earnings as a component of other income (expense), as they occur. The Company executes its derivative instruments with financial institutions that the Company judges to be credit-worthy, defined as institutions that hold an investment-grade credit rating.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted ASU 2016-09 during the quarter ended March 31, 2017. As a result of adoption, the deferred tax assets associated with net operating losses increased by $0.6 million. These amounts were offset by a corresponding increase in the valuation allowance. In addition, the Company has elected to recognize the effect of forfeitures in compensation cost when they occur rather than estimate forfeitures in advance. The Company will reverse any previously recognized compensation cost for an award in the period that the award is forfeited. The adoption had an immaterial impact on the condensed consolidated financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2017.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of March 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$21,507	$-	$-	$21,507
Government securities	-	-	-	-
Total	$21,507	$-	$-	$21,507

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$28,876	$-	$-	$28,876
Government securities	4,925	-	-	4,925
Total	$33,801	$-	$-	$33,801

As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents consist principally of money market funds with original maturities of 90 days or less.

Available-for-sale securities as of December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Government securities
(Due within 1 year)	$4,924	$1	$-	$4,925
	$4,924	$1	$-	$4,925

There were no available-for-sale securities as of March 31, 2017.

4.	Derivative Financial Instruments

Beginning in May 2015 and through 2016, the Company has purchased Swiss Francs and enters into a series of forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S. dollar value of forecasted transactions denominated in Swiss Franc. The latter are considered derivative financial instruments that the Company records on the consolidated balance sheet at fair value. The Company elected not to apply hedge accounting to these instruments. As a result, during the three months ended March 31, 2016, the Company experienced unrealized gains and (losses) within other income (expense), net, in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

5.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd, or (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will issue purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of March 31, 2017, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $7.6 million at current exchange rates, for the manufacturing of three batches to commence in July 2017 and one batch to commence by the end of 2019. No services have been rendered under this purchase order as of March 31, 2017.

Future minimum payments required under operating leases as of March 31, 2017 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2017	128
2018	84
Total minimum lease payments	$212

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of March 31, 2017, the Company has provided a security deposit in the amount of $14,000 to the lessor.

Restricted cash related to facilities leases

As of March 31, 2017 and December 31, 2016, the Company had $14,000 in an outstanding letter of credit to be used as collateral for leased premises. As of March 31, 2017 and December 31, 2016, the Company pledged an aggregate of $14,000 to the bank as collateral for the letter of credit, which is included in long-term assets.

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,166,254	$8.55	7.1	$124
Granted	659,342	$2.05
Exercised	(74,001)	$1.45
Outstanding at March 31, 2017	2,751,595	$7.18	7.6	$64
Exercisable at March 31, 2017	1,242,299	$7.35	6.0	$64
Vested or expected to vest at March 31, 2017 (1)	2,751,595	$7.18	7.6	$64

___________________

(1) Represents the number of vested options at March 31, 2017 plus the number of unvested options expected to vest based on the unvested options outstanding at March 31, 2017.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares, or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors has determined there was to be no increase on January 1, 2017. As of March 31, 2017, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The fifth offering under the 2014 ESPP began on January 1, 2017 and ends on June 30, 2017. No shares were issued during the three months ended March 31, 2017 under the 2014 ESPP.

Common Stock

The Company has the following shares reserved for future issuance:

	March 31, 2017	December, 31 2016

Stock-based compensation awards	3,572,611	2,982,470
Employee Stock Purchase Plan	292,821	292,821
Total	3,865,432	3,275,291

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three months ended March 31, 2017 and 2016.

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses will increase by $0.6 million. These amounts will be offset by a corresponding increase in the valuation allowance.

8.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Outstanding stock options	2,751,595	2,203,975
Outstanding ESPP shares	91,740	8,841
	2,843,335	2,212,816

9.	Subsequent Events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the unaudited condensed consolidated financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

On May 2, 2017, the Company announced that planned enrollment for the PATENCY-2 trial has increased from 500 to 600 patients. The Company expects to complete enrollment for the PATENCY-2 trial in the first quarter of 2018 and to report top-line data in the first quarter of 2019.

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase in patients undergoing creation of an arteriovenous fistula support that a one-time, local application of vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve secondary patency (time to fistula abandonment) and fistula use for hemodialysis, thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are currently conducting our second Phase 3 trial, PATENCY-2, which is evaluating vonapanitase in radiocephalic fistulas, our initial indication. Following our review of the complete data sets from our first Phase 3 trial, PATENCY-1, and discussions with the U.S. Food and Drug Administration, or FDA, we amended the protocol for the PATENCY-2 trial in the first quarter of 2017. The protocol amendment reordered the existing endpoints for this ongoing trial, establishing secondary patency (time to fistula abandonment) and fistula use for hemodialysis as co-primary endpoints. The protocol amendment also increased the planned enrollment for this trial from 300 to 500 patients which we subsequently increased to 600 patients in the second quarter of 2017. The increased sample size of 600 patients for the PATENCY-2 trial provides power to detect the differences observed in the PATENCY-1 trial, with a p-value ≤0.05, for secondary patency (time to fistula abandonment) and fistula use for hemodialysis of 88% and 98%, respectively. We received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted. Vonapanitase also received a Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. We expect to complete enrollment for the PATENCY-2 trial in the first quarter of 2018 and to report top-line data in the first quarter of 2019. If the PATENCY-2 trial is successful, we expect to submit a BLA in 2019.

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

As of March 31, 2017, we had received an aggregate of $174.5 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $0.1 million from the sale of common stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of March 31, 2017, we had an accumulated deficit of $166.3 million and our net loss for the three months ended March 31, 2017 was $6.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2018, thus allowing us to complete enrollment of patients in our second Phase 3 trial of vonapanitase in radiocephalic fistulas and to fund our chemistry, manufacturing and controls, or CMC, activities. We do not expect our existing capital resources to be sufficient to enable us to obtain results from our second Phase 3 trial.

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

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of vonapanitase, which include:

  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
  expenses incurred under agreements with CROs and investigative sites that will conduct our clinical trials;
  the cost of acquiring, developing and manufacturing clinical trial materials;
  costs associated with regulatory operations; and
  facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	We are currently enrolling patients in our second Phase 3 trial, PATENCY-2, and expect to complete enrollment in the first quarter of 2018 and to report top-line data in the first quarter of 2019.

•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic fistulas and in patients undergoing placement of an arteriovenous graft, or graft;
•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease, or PAD, in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. In 2017, we expect to enroll at least 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty below the knee. Based on our current operating plan, we have decided not to begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee. However, based on additional data and if sufficient funds become available, we may increase enrollment in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy above the knee;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and
•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA submission.

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

Other Income (Expense), Net

Other income (expense), net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency and realized and unrealized gains and losses on the forward foreign currency contracts we entered into in the second quarter of 2015 to purchase Swiss Francs to reduce our foreign currency exposure through 2016. This foreign currency exposure is the result of a contract with the manufacturer of active pharmaceutical ingredient, or API, for our lead product candidate, vonapanitase, which requires us to make payments in Swiss Francs. The last outstanding forward foreign currency contract was executed during December 2016.

Derivative Financial Instruments

We purchase Swiss Francs or have entered into forward foreign currency contracts to reduce our foreign currency exposure in making contractual payments under our Lonza agreement. The latter are considered derivative financial instruments that are recorded on the consolidated balance sheet at fair value. Although these derivative contracts are intended to economically hedge foreign exchange risk, we have not elected to apply hedge accounting. As such, changes in the fair value of the Swiss Francs we hold or in these derivative instruments are recorded directly in earnings as a component of other income (expense) as they occur. We execute derivative instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment-grade credit rating.

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

There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2017	2016	Change

Operating expenses:
Research and development	$4,246	$4,349	$(103)
General and administrative	2,234	2,470	(236)
Total operating expenses	6,480	6,819	(339)
Loss from operations	(6,480)	(6,819)	339
Other income (expense):
Investment income	32	56	(24)
Other (expense) income, net	(50)	211	(261)
Total other income (expense)	(18)	267	(285)
Net Loss	$(6,498)	$(6,552)	$54

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2017	2016	Change

External vonapanitase research and development expenses	$2,927	$3,009	$(82)
Internal research and development expenses	1,319	1,340	(21)
Total research and development expenses	$4,246	$4,349	$(103)

During the three months ended March 31, 2017, our total research and development expenses decreased by $0.1 million primarily due to a decrease of $0.1 million in our manufacturing pre-validation and validation efforts in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

General and Administrative Expenses. During the three months ended March 31, 2017, our total general and administrative expenses were $0.2 million lower as compared to the three months ended March 31, 2016 primarily due to decreased overhead and personnel expenses of $0.1 million and a decrease in expenses associated with being a public company of $0.1 million.

Investment Income. During the three months ended March 31, 2017, investment income decreased by an immaterial amount.

Other Income (Expense), Net. During the three months ended March 31, 2017, other (expense) income, net changed by $0.3 million primarily due to the change in the three months ended March 31, 2016 in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

Liquidity and Capital Resources

Since our inception and through the three months ended March 31, 2017, we had received $174.5 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $0.1 million from the sale of common stock under our ATM program. As of March 31, 2017, our cash and cash equivalents and available-for-sale investments totaled $34.1 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we (i) conduct our Phase 3 clinical trials for vonapanitase in radiocephalic fistulas, thereafter seeking marketing approval for vonapanitase in radiocephalic fistulas assuming successful trial outcomes, and (ii) pursue development of vonapanitase for additional indications, including brachiocephalic arteriovenous fistulas and grafts. We may not be able to complete the development and initiate commercialization of vonapanitase if, among other things, our clinical trials are not successful, the FDA does not approve vonapanitase, or the FDA does not approve vonapanitase when we expect.

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2017 will be sufficient to fund our operations into the third quarter of 2018. We believe that these funds will not be sufficient to enable us to obtain results from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2, but sufficient to complete enrollment of patients in PATENCY-2 and to fund our ongoing development and CMC activities through mid-2018.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;
•	the timing and costs of developing vonapanitase for additional indications, including PAD;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(7,446)	$(5,894)
Net cash provided by (used in) investing activities	4,914	(10,115)
Net cash provided by financing activities	213	12
Effect of exchange rate changes on cash	59	28
Net decrease in cash and cash equivalents	$(2,260)	$(15,969)

Comparison of the Three Months Ended March 31, 2017 and 2016

Net cash used in operating activities was $7.4 million for the three months ended March 31, 2017 compared to $5.9 million for the three months ended March 31, 2016. The increase of $1.5 million was primarily driven by an approximate $1.7 million increase in cash outflows related to changes in the components of working capital, as compared to the three months ended March 31, 2016, offset by a decrease in non-cash operating expenses of $0.1 million and a decrease in our net loss of $0.1 million.

 Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2017 compared to $10.1 million used in the three months ended March 31, 2016. The change of $15.0 million was primarily driven by a decrease in the purchases of available-for-sale investments of $23.7 million, offset by a decrease in maturities and sale of investments of $8.7 million as compared to the three months ended March 31, 2016.

Net cash provided by financing activities for the three months ended March 31, 2017 increased by $0.2 million compared to the three months ended March 31, 2016 due to an increase of $0.1 million in the proceeds from stock option exercises and $0.1 million from the sale of common stock under our ATM program.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

We have the following contractual obligations and commitments as of March 31, 2017 (in thousands):

	Total		Less than 1 Year		1 to 3 Years		3 to 5 Years	More than 5 Years
Operating Leases (1)		$212		$170		$42	-	-
Purchase Obligations (2)	CHF	7,600	CHF	5,700	CHF	1,900	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.
(2)

In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient, or API, in our lead product candidate, vonapanitase. Purchase obligations include contractual arrangements in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. We have one purchase obligation of 7.6 million Swiss Francs for work to be performed during 2017 totaling 5.7 million Swiss Francs and by the end of 2019 totaling 1.9 million Swiss Francs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash equivalents and available-for-sale investments of $34.1 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $28.5 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively, and $6.5 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $166.3 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2017, our cash, cash equivalents and available-for-sale investments were $34.1 million. Our research and development expenses were $4.2 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic fistulas, completed patient enrollment in October 2015 and released top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015, expect to complete enrollment in the first quarter of 2018 and expect to release top-line data in the first quarter of 2019. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the third quarter of 2018, allowing us to complete enrollment in our second Phase 3 clinical trial of vonapanitase in radiocephalic fistulas. Our cash runway could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to obtain results from our second Phase 3 trial. In addition, we initiated two Phase 1 clinical trials of vonapanitase in patients with PAD in the fourth quarter of 2016. We may increase the planned enrollment in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee. We may also initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our second Phase 3 clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar drug or biologic approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that vonapanitase or any additional product candidates will be successful in clinical trials or receive regulatory approval. In our first Phase 3 clinical trial, our primary efficacy endpoint of primary unassisted patency did not show statistically significant benefit for the 30 microgram dose versus placebo. While analyses of the first Phase 3 trial’s other efficacy endpoints, including secondary patency and fistula use for hemodialysis, suggested clinically meaningful improvements over placebo, we cannot assure you that these results will be repeated in our second Phase 3 trial. Following our review of the data from our first Phase 3 clinical trial of vonapanitase and discussions with the FDA, we amended the protocol for our second Phase 3 clinical trial in the first quarter of 2017 to increase the planned enrollment from 300 to 500 patients, which we subsequently increased to 600 patients in the second quarter of 2017. We also re-ordered the endpoints to include co-primary endpoints of secondary patency (time to fistula abandonment) and fistula use for hemodialysis, each of which are required to show a statistically significant benefit (p≤0.05) in order to provide the basis for a BLA submission for vonapanitase as a single pivotal trial. Even though our second Phase 3 trial will evaluate co-primary endpoints for vonapanitase that showed improvements in our first Phase 3 clinical trial, there are risks of failure inherent at any stage of product development, and we may not demonstrate efficacy with regard to the co-primary endpoints of our ongoing Phase 3 clinical trial or our reordering of the endpoints could otherwise adversely affect the success of the second Phase 3 trial, or unexpected adverse events may occur. Further, vonapanitase or any additional product candidates may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from vonapanitase will depend on our ability to, among other things:

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs may increase if we experience delays in clinical testing or changes to clinical protocols. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations, or CROs;
•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;
•	we may experience delays in the importation and manufacture of clinical supply;
•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;
•	participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trial;
•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the 600 proposed for the Phase 3 trial, all of which may extend the clinical trial’s duration;
•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;
•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•	we may lack adequate funding to continue the clinical trials; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

A breakthrough therapy, fast track product, priority review, or other designation by the FDA for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received a breakthrough therapy and fast track product designation for vonapanitase for improving vascular access and decreasing the need for surgery in patients with CKD who are on hemodialysis or being prepared for hemodialysis. As applicable, we may seek breakthrough therapy, fast track, priority review, or other designations for other uses of vonapanitase. Breakthrough therapy and fast track product designations are designed to facilitate the clinical development and expedite the review of drugs and biologics intended to treat a serious or life-threatening condition which demonstrate the potential to address an unmet medical need. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs and biologics that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as breakthrough therapy or fast track products, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs and biologics designated as breakthrough therapies or fast track products may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review (i.e., filing), which typically occurs two months after the date of submission.

Designation as a breakthrough therapy, fast track product, priority review product, or under another program is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, fast track product, priority review product, or other designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of any such designation for a product candidate may not result in a faster development process, review or approval compared to drugs and biologics considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the conditions for qualification as a breakthrough therapy, fast track product or under another designation program or decide that the time period for FDA review or approval will not be shortened.

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

Based on additional data including the data from our Phase 3 clinical trials and assuming sufficient funds become available, we plan to commence a clinical trial of vonapanitase in Europe for patients undergoing creation of radiocephalic fistulas. Prior to enrolling our first patient in Europe, we plan to formally seek guidance from the EMA regarding its requirements for regulatory approval. If a clinical trial of vonapanitase in Europe is necessary for regulatory approval, we expect results from this trial to be available two to three years after the first patient is enrolled. If results of this European trial successfully meet its primary endpoint and depending on the guidance obtained from the EMA, we would expect to submit a Marketing Authorization Application, or MAA, following our receipt of the trial results. Obtaining an approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of vonapanitase or any additional product candidates in those countries.

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

If the government or other third-party payors fail to provide adequate and timely coverage and payment rates for vonapanitase or any additional product candidates or if surgeons or hospitals choose not to use vonapanitase, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend substantially upon the availability of timely coverage and reimbursement from government and other third-party payors. The majority of incident and prevalent hemodialysis patients have Medicare coverage, while other patients have other third-party payors, including other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug and biologic products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Vonapanitase or any additional product candidates, if approved, may face competition from other therapies, biologics, and drugs for limited financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of outpatient clinics, hospitals, other target customers and their third-party payors. These post-marketing studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Our contract with Lonza for the manufacturing of the API is denominated in Swiss Francs. Therefore, fluctuations in the exchange rate for Swiss Francs may affect our operating results. On January 15, 2015, the Swiss National Bank announced an edit to its policy of fixing the Swiss Franc and Euro exchange rate, which caused volatility in the currency markets for Swiss Francs and an immediate increase in their value, making our contractual payments to Lonza more expensive based on the current exchange rates. In the second quarter of 2015, we entered into forward foreign currency contracts to purchase Swiss Francs to reduce our foreign currency exposure under our contract with Lonza, all of which have been settled and are no longer outstanding. We have purchased Swiss Francs to mitigate our exposure to fluctuations in the U.S. dollar value of forecasted transactions denominated in Swiss Francs. In the future we may purchase additional forward foreign currency contracts to hedge certain forecasted transactions, including those with Lonza, and reduce exposures to foreign currency fluctuations. Any use of these derivative instruments would be intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations and any use of derivative instruments may not offset such fluctuations and could exacerbate their impact on our financial condition and results of operations.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidate, vonapanitase, for our clinical trials, and eventual commercial supply, if we receive regulatory approval. There are a small number of suppliers for certain raw materials that we use to manufacture vonapanitase. These suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although the API and the finished product for each of our Phase 3 trials has already been manufactured and is held in storage, we will need supply of finished product as part of the process validation and for any stability or other tests in connection with a BLA submission and also to conduct additional clinical trials, for example for additional vonapanitase indications. We will further require finished product for commercialization if we receive regulatory approval. Any significant delay in the supply of vonapanitase’s ingredients due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of vonapanitase or any additional product candidate, and commercialization as we believe that replacing Lonza as the manufacturer of our API would take one to two years and replacement of any of our other manufacturers may take a substantial amount of time. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidate, our ability to commercially launch and/or generate revenues from the sale of any approved product would be impaired. Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

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

We may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of vonapanitase or any additional product candidates. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for any additional product candidates. For example, potential partners may consider that our research and development pipeline is insufficiently developed to justify a collaborative effort, or that vonapanitase or any additional product candidates and programs do not have the requisite commercial or clinical potential in the target population. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or license, we will be able to progress the development and commercialization of the applicable product candidates as envisioned, or that we will achieve the revenues that would justify such transaction.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of March 31, 2017 we own 33 issued patents and own 25 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

In the United States, for patent applications filed prior to March 16, 2013, assuming the other requirements for patentability are met, the first to invent is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. Our currently pending utility patent applications are examined under the system in place before March 16, 2013. Third parties are allowed to submit prior art prior to the issuance of a patent by the USPTO, and may become involved in reexamination, inter partes review or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013 the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the ACA and other new laws is uncertain but may result in additional reductions in Medicare and other healthcare funding. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for vonapanitase, if approved.

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

We have entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, for the offer and sale of up to $40 million in aggregate amount of our Common Stock from time to time through Cowen, as our sales agent, pursuant to a Registration Statement on Form S-3 which became effective on January 12, 2016. We filed a prospectus supplement on March 16, 2017 because we are currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Registration Statement. Cowen is not required to sell any specific number or dollar amount of shares of our Common Stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen.

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the three months ended March 31, 2017, we sold 93,512 shares of common stock under our At-The-Market, or ATM, program for aggregate gross proceeds of $0.2 million. Whether we choose to affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

Our issuance of Common Stock under our “At-The-Market” offering program may be dilutive, and there may be future dilution of our Common Stock.

After giving effect to the issuance of Common Stock under our ATM offering program and the receipt of the expected net proceeds and the use of those proceeds, there may be a dilutive effect on our estimated earnings per share and funds from operations per share in years during which an offering is ongoing. The actual amount of potential dilution cannot be determined at this time and will be based on numerous factors. Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional Common Stock or preferred stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, Common Stock or preferred stock or any substantially similar securities in the future. The market price of our Common Stock could decline as a result of issuances of a large number of shares of our Common Stock after this offering or the perception that such issuances could occur.

Our management will have broad discretion with respect to the use of the proceeds resulting from the issuance of Common Stock under our “At-The-Market” offering program.

Our management has significant flexibility in applying the net proceeds we expect to receive from the issuance of Common Stock under our ATM program. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying debt. However, because the net proceeds are not required to be allocated to any specific investment or transaction, investors cannot determine at the time of issuance the value or propriety of our application of the net proceeds, and investors may not agree with our decisions. In addition, our use of the net proceeds from the offering may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our Common Stock.

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

As of March 31, 2017, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, Sections 382 and 383 of the Code, limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. We completed an analysis to determine if there were changes in ownership for tax years through 2015, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards and it was determined there was no change in ownership. We are in the process of completing an analysis to determine if there were changes in ownership for tax years through 2016, as defined by Section 382. To the extent the Company undergoes a change in ownership, as defined by Section 382, utilization of our net operating losses and tax credits carryforwards may become limited. If this were to occur, this could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, and U.S. government-backed and agency securities. As of April 30, 2017, we estimate that we have used approximately $53.0 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2017	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

  EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and the Consolidated Balance Sheets as of December 31, 2016; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

