Form 10-Q
period 2017-06-30
PROTEON THERAPEUTICS INC
filed 2017-08-07
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

 or

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

As of July 31, 2017 there were 17,619,418 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

2

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

•	our estimates regarding the amount of funds we require to complete our Phase 3 clinical trial for vonapanitase;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;

•	whether we will need to conduct any additional studies after our Phase 3 trials;

•	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2019;

•	our plans to fund our chemistry, manufacturing and controls;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimate of when we will require additional funding;

•	our plans to commercialize and bring vonapanitase to market;

•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;

•	the timing of a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our search for additional product opportunities;

•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

•	timing to recruit and expand our employee base and sales force, both in and outside the United States;

•	plans to initiate or continue Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

•	the reimbursement of vonapanitase;

•	our research and development costs;

•	the sufficiency of existing facilities to meet our needs;

•	our estimates regarding general and administrative costs and salary and personnel costs, costs associated with preparation for commercial operations and costs associated with being a public company;

•	our intellectual property position;

•	our plans to seek patent protection in available countries;

•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity and our ability to obtain and maintain other forms of exclusivity relevant to our business;

•	our reliance on and the expected performance of our third party suppliers and manufacturers;

•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates;

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future; and

•	the continued adoption of stock trading plans by employees, including executive officers.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$18,385	$36,392
Available-for-sale investments	13,357	4,925
Prepaid expenses and other current assets	1,280	1,438
Total current assets	33,022	42,755
Property and equipment, net	309	372
Other non-current assets	300	393
Total assets	$33,631	$43,520
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,193	$556
Accrued expenses	2,944	4,523
Total current liabilities	4,137	5,079
Total liabilities	4,137	5,079
Commitments and contingencies (Note 5)		-
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 17,619,418 and 16,603,559 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	201,366	198,201
Accumulated deficit	(171,883)	(159,777)
Accumulated other comprehensive loss	(7)	-
Total stockholders’ equity	29,494	38,441
Total liabilities and stockholders’ equity	$33,631	$43,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,891	$5,241	$8,137	$9,590
General and administrative	2,095	2,613	4,329	5,083
Total operating expenses	5,986	7,854	12,466	14,673
Loss from operations	(5,986)	(7,854)	(12,466)	(14,673)
Other income (expense):
Investment income	46	53	78	109
Other income (expense), net	332	(104)	282	107
Total other income (expense)	378	(51)	360	216
Net loss	$(5,608)	$(7,905)	$(12,106)	$(14,457)
Unrealized (loss) gain on available-for-sale investments	(7)	(2)	(7)	21
Comprehensive loss	$(5,615)	$(7,907)	$(12,113)	$(14,436)
Net loss attributable to common stockholders	$(5,608)	$(7,905)	$(12,106)	$(14,457)
Net loss per share attributable to common stockholders - basic and diluted	$(0.33)	$(0.48)	$(0.72)	$(0.87)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,207,672	16,561,239	16,923,515	16,534,413

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$308	$321	$606	$629
General and administrative	559	625	1,106	1,183
Total	$867	$946	$1,712	$1,812

Included in other (expense) income, net, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$-	$(10)	$-	$(4)
Unrealized (losses) gains from forward foreign currency contracts	-	(53)	-	125
Total	$-	$(63)	$-	$121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(12,106)	$(14,457)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	77	52
Amortization of premium/discount on available-for-sale securities	1	71
Unrealized gain on forward foreign currency contracts included in net income	-	(125)
Foreign currency remeasurement gain	279	21
Stock-based compensation	1,712	1,812
Changes in:
Prepaid expenses and other assets	263	460
Interest receivable	(12)	(26)
Accounts payable, accrued expenses and other current liabilities	(942)	730
Net cash used in operating activities	(10,728)	(11,462)
Investing activities
Purchases of available-for-sale investments	(13,360)	(26,718)
Proceeds from maturities of available-for-sale investments	4,920	32,414
Purchase of property and equipment	(14)	(202)
Net cash (used in) provided by investing activities	(8,454)	5,494
Financing activities
Exercise of stock options	109	139
Proceeds from issuance of common stock under ESPP	58	5
Proceeds from issuance of common stock, net of issuance costs	1,287	-
Net cash provided by financing activities	1,454	144
Effect of exchange rate changes on cash	(279)	(21)
Decrease in cash and cash equivalents	(18,007)	(5,845)
Cash and cash equivalents, beginning of period	36,392	40,031
Cash and cash equivalents, end of period	$18,385	$34,186

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

As of June 30, 2017, the Company had cash, cash equivalents and available-for-sale investments of $31.7 million. As of the closing of the Company’s $22 million preferred equity financing on August 2, 2017 it believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019. The Company had an accumulated deficit of $171.9 million as of June 30, 2017.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC (“Cowen”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 16, 2017 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the three and six months ended June 30, 2017, the Company sold 803,299 shares and 896,811 shares, respectively, of common stock under the Sales Agreement for aggregate gross proceeds of $1.3 million and $1.4 million, respectively. For the three and six months ending June 30, 2017, total offering costs of $0.1 million and $0.2 million, respectively, were offset against the proceeds from the sale of common stock.

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the investors an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Transaction”), for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. The Company closed this Transaction on August 2, 2017. The Transaction will be reflected in the interim condensed consolidated financial statements for the period ended September 30, 2017.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 3). There have been no changes to the valuation methods utilized by the Company during the six months ended June 30, 2017 and 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2017, the FASG issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

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

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of June 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$6,019	$-	$-	$6,019
Government securities	13,357	-	-	13,357
Total	$19,376	$-	$-	$19,376

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$28,876	$-	$-	$28,876
Government securities	4,925	-	-	4,925
Total	$33,801	$-	$-	$33,801

As of June 30, 2017 and December 31, 2016, the Company’s cash equivalents consist principally of money market funds with original maturities of 90 days or less.

Available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Government securities
(Due within 1 year)	$13,363	$-	$(6)	$13,357
	$13,363	$-	$(6)	$13,357

December 31, 2016
Government securities
(Due within 1 year)	$4,924	$1	$-	$4,925
	$4,924	$1	$-	$4,925

4.	Derivative Financial Instruments

Beginning in May 2015 and through 2016, the Company has purchased Swiss Francs and enters into a series of forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S. dollar value of forecasted transactions denominated in Swiss Franc. The latter are considered derivative financial instruments that the Company records on the consolidated balance sheet at fair value. The Company elected not to apply hedge accounting to these instruments. As a result, during the six months ended June 30, 2016, the Company experienced unrealized gains and (losses) within other income (expense), net, in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

5.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd, or (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will issue purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of June 30, 2017, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $7.9 million at current exchange rates, for the manufacturing of three batches to commence in July 2017 and one batch to commence by the end of 2019. No services have been rendered under this purchase order as of June 30, 2017.

Future minimum payments required under operating leases as of June 30, 2017 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2017	86
2018	84
Total minimum lease payments	$170

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of June 30, 2017, the Company has provided a security deposit in the amount of $14,000 to the lessor.

Restricted cash related to facilities leases

As of June 30, 2017 and December 31, 2016, the Company had $14,000 in an outstanding letter of credit to be used as collateral for leased premises. As of June 30, 2017 and December 31, 2016, the Company pledged an aggregate of $14,000 to the bank as collateral for the letter of credit, which is included in long-term assets.

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,166,254	$8.55	7.1	$124
Granted	706,004	$2.00
Exercised	(74,001)	$1.45
Forfeited	(14,687)	$16.92
Outstanding at June 30, 2017	2,783,570	$7.03	7.3	$45
Exercisable at June 30, 2017	1,388,426	$7.46	5.9	$34
Vested or expected to vest at June 30, 2017 (1)	2,783,570	$7.03	7.3	$45

___________________

(1) Represents the number of vested options at June 30, 2017 plus the number of unvested options expected to vest based on the unvested options outstanding at June 30, 2017.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares, or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors has determined there was to be no increase on January 1, 2017. As of June 30, 2017, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The fifth offering under the 2014 ESPP began on January 1, 2017 and ended on June 30, 2017. 45,047 shares were issued during the three and six months ended June 30, 2017 under the 2014 ESPP. The Company incurred $52,000 and $0.1 million in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2017, respectively. The Company incurred $16,000 and $32,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2016, respectively.

Common Stock

The Company has the following shares reserved for future issuance:

	June 30, 2017	December 31, 2016

Stock-based compensation awards	3,572,457	2,982,470
Employee Stock Purchase Plan	247,774	292,821
Total	3,820,231	3,275,291

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the six months ended June 30, 2017 and 2016.

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses were increased by $0.6 million. These amounts were be offset by a corresponding increase in the valuation allowance.

8.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding stock options	2,783,570	2,234,934	2,783,570	2,234,934
	2,783,570	2,234,934	2,783,570	2,234,934

9.	Subsequent Events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the unaudited condensed consolidated financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

At the closing of the Transaction, on August 2, 2017, the Company issued 22,000 shares of the Company’s Series A Convertible Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million. Each share of Series A Convertible Preferred Stock will be convertible into approximately 1,005 shares of the Company’s common stock at a conversion price of $0.9949 per share, and therefore the 22,000 shares of the Company’s Series A Convertible Preferred Stock convert into 22,112,775 shares of the Company’s common stock. In connection with the closing of the Transaction, on August 1, 2017, the Company filed in a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, with the Secretary of State of the State of Delaware setting forth the rights, preferences and privileges of the Series A Convertible Preferred Stock.

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

As of June 30, 2017, we had received an aggregate of $174.5 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of common stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of June 30, 2017, we had an accumulated deficit of $171.9 million and our net loss for the three and six months ended June 30, 2017 was $5.6 million and $12.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that, when including the closing of our $22 million preferred equity financing on August 2, 2017, our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019, thus allowing us to report top-line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

Recent Developments

On June 22, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors (collectively, the “Investors”), led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 22,000 shares (the “Preferred Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Transaction”), for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. We also entered into certain Voting Agreements and the Fifth Amended and Restated Investors’ Rights Agreement in connection on June 22, 2017. We closed the Transaction on August 2, 2017.

The rights, preferences and privileges of the Series A Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock that we filed on August 1, 2017, with the Secretary of State of the State of Delaware. The holders of a majority of the outstanding shares of Series A Convertible Preferred Stock are entitled to elect one (1) member of the Company’s Board of Directors (the “Series A Director”). Jonathan Leff was elected as the Series A Director on August 2, 2017.

In addition, on August 2, 2017, we entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”). On August 3, 2017, in accordance with the Registration Rights Agreement, we filed a registration statement on Form S-3 to register the common stock issuable upon conversion of the Preferred Shares.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	Period-to-Period Change

Operating expenses:
Research and development	$3,891	$5,241	$(1,350)
General and administrative	2,095	2,613	(518)
Total operating expenses	5,986	7,854	(1,868)
Loss from operations	(5,986)	(7,854)	1,868
Other income (expense):
Investment income	46	53	(7)
Other income (expense), net	332	(104)	436
Total other income (expense)	378	(51)	429
Net Loss	$(5,608)	$(7,905)	$2,297

 Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Period-to-Period
	2017	2016	Change

External vonapanitase research and development expenses	$2,651	$3,859	$(1,208)
Internal research and development expenses	1,240	1,382	(142)
Total research and development expenses	$3,891	$5,241	$(1,350)

During the three months ended June 30, 2017, our total research and development expenses decreased by $1.4 million primarily due to a decrease of $1.2 million in our manufacturing pre-validation and validation efforts in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

General and Administrative Expenses. During the three months ended June 30, 2017, our total general and administrative expenses were $0.5 million lower as compared to the three months ended June 30, 2016 primarily due to decreased overhead and personnel expenses of $0.6 million offset by an increase in expenses associated with being a public company of $0.1 million.

Investment Income. During the three months ended June 30, 2017, investment income decreased by an immaterial amount.

Other Income (Expense), Net. During the three months ended June 30, 2017, other income (expense), net changed by $0.4 million primarily due to foreign currency remeasurement gain of $0.3 million for cash denominated in Swiss Francs and the change in the three months ended June 30, 2016 in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

 Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Period-to-Period Change

Operating expenses:
Research and development	$8,137	$9,590	$(1,453)
General and administrative	4,329	5,083	(754)
Total operating expenses	12,466	14,673	(2,207)
Loss from operations	(12,466)	(14,673)	2,207
Other income:
Investment income	78	109	(31)
Other income, net	282	107	175
Total other income	360	216	144
Net Loss	$(12,106)	$(14,457)	$2,351

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2017	2016	Change

External vonapanitase research and development expenses	$5,578	$6,868	$(1,290)
Internal research and development expenses	2,559	2,722	(163)
Total research and development expenses	$8,137	$9,590	$(1,453)

During the six months ended June 30, 2017, our total research and development expenses decreased by $1.5 million primarily due to a decrease of $1.3 million in our manufacturing pre-validation and validation efforts in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

General and Administrative Expenses. During the six months ended June 30, 2017, our total general and administrative expenses were $0.8 million lower as compared to the six months ended June 30, 2016 primarily due to decreased overhead and personnel expenses of $0.7 million.

Investment Income. During the six months ended June 30, 2017, investment income decreased by an immaterial amount.

Other Income, Net. During the six months ended June 30, 2017, other income, net changed by $0.2 million primarily due to foreign currency remeasurement gain of $0.3 million for cash denominated in Swiss Francs and the change in the six months ended June 30, 2016 in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

Liquidity and Capital Resources

Since our inception and through the six months ended June 30, 2017, we had received $174.5 million in net proceeds comprised of $94.0 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of common stock under our ATM program. As of June 30, 2017, our cash and cash equivalents and available-for-sale investments totaled $31.7 million.

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

We believe that, when including the closing of our $22 million preferred equity financing on August 2, 2017 our cash and cash equivalents and available-for-sale investments as of June 30, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;

•	the timing and costs of developing vonapanitase for additional indications, including PAD;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(10,728)	$(11,462)
Net cash (used in) provided by investing activities	(8,454)	5,494
Net cash provided by financing activities	1,454	144
Effect of exchange rate changes on cash	(279)	(21)
Net decrease in cash and cash equivalents	$(18,007)	$(5,845)

Comparison of the Six Months Ended June 30, 2017 and 2016

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2017 compared to $11.5 million for the six months ended June 30, 2016. The decrease of $0.7 million was primarily driven by a decrease in our net loss of $2.4 million and a decrease in non-cash operating expenses of $0.2 million, offset by an approximate $1.9 million increase in cash outflows related to changes in the components of working capital as compared to the six months ended June 30, 2016.

 Net cash used in investing activities was $8.5 million for the six months ended June 30, 2017 compared to $5.5 million provided by investing activities in the six months ended June 30, 2016. The change of $13.9 million was primarily driven by a decrease in maturities and sale of investments of $27.5 million, offset by a decrease in the purchases of available-for-sale investments of $13.4 million as compared to the six months ended June 30, 2016.

Net cash provided by financing activities for the six months ended June 30, 2017 increased by $1.3 million compared to the six months ended June 30, 2016 primarily due to $1.3 million from the sale of common stock under our ATM program.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

We have the following contractual obligations and commitments as of June 30, 2017 (in thousands):

	Total		Less than 1 Year		1 to 3 Years		3 to 5 Years	More than 5 Years
Operating Leases (1)		$170		$170		-	-	-
Purchase Obligations (2)	CHF	7,600	CHF	5,700	CHF	1,900	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.
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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash equivalents and available-for-sale investments of $31.7 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $28.5 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively, and $12.1 million and $14.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $171.9 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2017, our cash, cash equivalents and available-for-sale investments were $31.7 million. Our research and development expenses were $8.1 million and $9.6 million for the six months ended June 30, 2017 and 2016, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic fistulas, completed patient enrollment in October 2015 and released top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015, expect to complete enrollment in the first quarter of 2018 and expect to release top-line data in the first quarter of 2019. As of the closing of our $22 million preferred equity financing on August 2, 2017 and based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2019, allowing us to report top-line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2. Our cash runway could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. In addition, we initiated two Phase 1 clinical trials of vonapanitase in patients with PAD in the fourth quarter of 2016. We may increase the planned enrollment in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee. We may also initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our second Phase 3 clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of secondary patency and fistula use for hemodialysis. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical, Aplagon, and Athera Biotechnologies, as well as companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, Brookhaven Medical, Laminate Medical Technologies, Stent Tek and TVA Medical. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of June 30, 2017 we own 34 issued patents and own 24 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the ACA, which substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize, and the prices we may obtain for, vonapanitase, if approved for sale, are the following:

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013 the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the ACA and other new laws is uncertain but may result in additional reductions in Medicare and other healthcare funding. In addition, with the new Administration and Congress, it is unclear whether there will be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for vonapanitase, if approved.

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

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the six months ended June 30, 2017, we sold 896,811 shares of common stock under our At-The-Market, or ATM, program for aggregate gross proceeds of $1.3 million. Whether we choose to affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

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

The resale of the shares of Common Stock issuable upon the conversion of our Series A Convertible Preferred Stock could adversely affect the prevailing market price of our Common Stock and cause stockholders to experience dilution.

On August 2, 2017, we issued and sold 22,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million.  Each share of Series A Convertible Preferred Stock is convertible into approximately 1,005 shares of our Common Stock at a conversion price of $0.9949 per share, provided that any conversion of Series A Convertible Preferred Stock by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of our Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 9.985% of the total number of shares of our Common Stock issued and outstanding after giving effect to such conversion (the “Blocker”).  Upon the effectiveness of the registration statement that we filed with the SEC for the resale by holders of our Series A Preferred Convertible Stock, as selling stockholders, of the aggregate 22,112,775 shares of Common Stock that are issuable upon conversion of the Series A Convertible Preferred Stock, the outstanding shares of Series A Convertible Preferred Stock may, at each holder’s election, be converted into our Common Stock, subject to the Blocker. Although we cannot predict if and when the holders of Series A Convertible Preferred Stock may sell such shares in the public market, any converted shares of Common Stock will be available for immediate resale and be able to be freely sold in the open market. The conversion of shares of Series A Convertible Preferred Stock into shares of Common Stock will result in substantial dilution to holders of our Common Stock. Further, the sale of a significant amount of these shares of Common Stock in the open market or the perception that these sales may occur could adversely affect prevailing market prices of our Common Stock, including causing the market price of our Common Stock to decline or become highly volatile.

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

As of June 30, 2017, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, and U.S. government-backed and agency securities. As of July 31, 2017, we estimate that we have used approximately $56.5 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2017	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on August 3, 2017)

3.2		Second Amended and Restated By-laws of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017)

4.1		Fifth Amended and Restated Investors’ Rights Agreement, dated June 22, 2017, by and among Proteon Therapeutics, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.18 of Current Report on Form 8-K, filed on June 23, 2017)

4.2		Registration Rights Agreement, dated as of August 2, 2017 by and between Proteon Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on August 3, 2017)

4.3		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Abingworth Bioventures VI, LP (incorporated by reference to Exhibit 4.5 of Current Report on Form 8-K, filed on June 23, 2017)

4.4		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Deerfield International Master Fund, L.P. (incorporated by reference to Exhibit 4.6 of Current Report on Form 8-K, filed on June 23, 2017)

4.5		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 4.7 of Current Report on Form 8-K, filed on June 23, 2017)

4.6		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Deerfield Special Situations Fund, L.P. (incorporated by reference to Exhibit 4.8 of Current Report on Form 8-K, filed on June 23, 2017)

4.7		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Deerfield Private Design Fund III, L.P. (incorporated by reference to Exhibit 4.9 of Current Report on Form 8-K, filed on June 23, 2017)

4.8		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Intersouth Partners VI, L.P. (incorporated by reference to Exhibit 4.10 of Current Report on Form 8-K, filed on June 23, 2017)

4.9		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and MPM Bio IV NVS Strategic Fund, L.P. (incorporated by reference to Exhibit 4.11 of Current Report on Form 8-K, filed on June 23, 2017)

4.10		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Pharmstandard International S.A. (incorporated by reference to Exhibit 4.12 of Current Report on Form 8-K, filed on June 23, 2017)

4.11		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Prism Venture Partners V, LP (incorporated by reference to Exhibit 4.13 of Current Report on Form 8-K, filed on June 23, 2017)

4.12		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Prism Venture Partners V-A, LP (incorporated by reference to Exhibit 4.14 of Current Report on Form 8-K, filed on June 23, 2017)

4.13		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, LP (incorporated by reference to Exhibit 4.15 of Current Report on Form 8-K, filed on June 23, 2017)

4.14		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and TVM Science Ventures VI GmbH & Co. KG (incorporated by reference to Exhibit 4.16 of Current Report on Form 8-K, filed on June 23, 2017)

4.15		Voting Agreement, dated June 22, 2017, by and between Proteon Therapeutics, Inc. and TVM Life Science Ventures VI LP (incorporated by reference to Exhibit 4.17 of Current Report on Form 8-K, filed on June 23, 2017)

10.1		Securities Purchase Agreement, dated as of June 23, 2017, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.20 of Current Report on Form 8-K, filed on June 23, 2017)

10.2		Amended and Restated 2014 Equity Incentive Plan of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on August 3, 2017)

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and the Consolidated Balance Sheets as of December 31, 2016; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

