Form 10-Q
period 2017-09-30
PROTEON THERAPEUTICS INC
filed 2017-11-07
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

 or

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

As of October 31, 2017 there were 17,619,418 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,986	$36,392
Available-for-sale investments	27,444	4,925
Prepaid expenses and other current assets	554	1,438
Total current assets	47,984	42,755
Property and equipment, net	280	372
Other non-current assets	300	393
Total assets	$48,564	$43,520
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$226	$556
Accrued expenses	8,868	4,523
Total current liabilities	9,094	5,079
Total liabilities	9,094	5,079
Commitments and contingencies (Note 5)		-
Stockholders’ equity:
Series A convertible preferred stock, par value $0.001 per share, 22,000 and zero shares authorized, issued and outstanding at September 30, 2017, and December 31, 2016, respectively	21,536	-
Preferred stock, $0.001 par value per share; 9,978,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 17,619,418 and 16,603,559 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	202,113	198,201
Accumulated deficit	(184,190)	(159,777)
Accumulated other comprehensive loss	(7)	-
Total stockholders’ equity	39,470	38,441
Total liabilities and stockholders’ equity	$48,564	$43,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$10,336	$4,842	$18,473	$14,432
General and administrative	1,970	2,324	6,299	7,407
Total operating expenses	12,306	7,166	24,772	21,839
Loss from operations	(12,306)	(7,166)	(24,772)	(21,839)
Other income (expense):
Investment income	83	46	161	155
Other (expense) income, net	(84)	13	198	120
Total other (expense) income	(1)	59	359	275
Net loss	$(12,307)	$(7,107)	$(24,413)	$(21,564)
Unrealized (loss) gain on available-for-sale investments	-	(2)	(7)	19
Comprehensive loss	$(12,307)	$(7,109)	$(24,420)	$(21,545)
Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$(12,307)	$(7,107)	$(24,413)	$(21,564)
Accretion of convertible preferred stock	(6,747)	-	(6,747)	-
Net loss attributable to common stockholders	$(19,054)	$(7,107)	$(31,160)	$(21,564)
Net loss per share attributable to common stockholders - basic and diluted	$(1.08)	$(0.43)	$(1.82)	$(1.30)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,574,371	16,582,276	17,158,032	16,550,483

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$235	$168	$841	$797
General and administrative	512	519	1,618	1,702
Total	$747	$687	$2,459	$2,499

Included in other (expense) income, net, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$-	$(4)	$-	$(8)
Unrealized (losses) gains from forward foreign currency contracts	-	2	-	127
Total	$-	$(2)	$-	$119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(24,413)	$(21,564)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	115	87
Amortization of premium/discount on available-for-sale securities	(2)	108
Unrealized gain on forward foreign currency contracts included in net income	-	(127)
Foreign currency remeasurement gain	196	(6)
Stock-based compensation	2,459	2,499
Changes in:
Prepaid expenses and other assets	1,049	(20)
Interest receivable	(73)	46
Accounts payable, accrued expenses and other current liabilities	4,015	869
Net cash used in operating activities	(16,654)	(18,108)
Investing activities
Purchases of available-for-sale investments	(31,443)	(39,756)
Proceeds from maturities of available-for-sale investments	8,920	44,603
Purchase of property and equipment	(23)	(259)
Net cash (used in) provided by investing activities	(22,546)	4,588
Financing activities
Exercise of stock options	109	156
Proceeds from issuance of common stock under ESPP	58	5
Proceeds from issuance of common stock, net of issuance costs	1,287	-
Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	21,536	-
Net cash provided by financing activities	22,990	161
Effect of exchange rate changes on cash	(196)	6
Decrease in cash and cash equivalents	(16,406)	(13,353)
Cash and cash equivalents, beginning of period	36,392	40,031
Cash and cash equivalents, end of period	$19,986	$26,678
Supplemental disclosure of non-cash investing and financing activities
Accretion of convertible preferred stock	$6,747	$-

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

As of September 30, 2017, the Company had cash, cash equivalents and available-for-sale investments of $47.4 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019. The Company had an accumulated deficit of $184.2 million as of September 30, 2017.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC (“Cowen”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 16, 2017 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the three and nine months ended September 30, 2017, the Company sold 0 shares and 896,811 shares, respectively, of common stock under the Sales Agreement for aggregate gross proceeds of $0 and $1.4 million, respectively. For the three and nine months ending September 30, 2017, total offering costs of $0 and $0.2 million, respectively, were offset against the proceeds from the sale of common stock.

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the investors an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Transaction”), for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. The Company closed this Transaction on August 2, 2017 (see Note 6).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, short-term investments and forward foreign currency contracts (see Note 3). There have been no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2017 and 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2017 and 2016.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends and accretion of preferred stock. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and warrants using the treasury stock method.

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

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

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of September 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$11,297	$-	$-	$11,297
Government securities	27,444	-	-	27,444
Total	$38,741	$-	$-	$38,741

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$28,876	$-	$-	$28,876
Government securities	4,925	-	-	4,925
Total	$33,801	$-	$-	$33,801

As of September 30, 2017 and December 31, 2016, the Company’s cash equivalents consist principally of money market funds with original maturities of 90 days or less.

Available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Government securities
(Due within 1 year)	$27,450	$1	$(7)	$27,444
	$27,450	$1	$(7)	$27,444

December 31, 2016
Government securities
(Due within 1 year)	$4,924	$1	$-	$4,925
	$4,924	$1	$-	$4,925

4.	Derivative Financial Instruments

Beginning in May 2015 and through 2016, the Company has purchased Swiss Francs and enters into a series of forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S. dollar value of forecasted transactions denominated in Swiss Franc. The latter are considered derivative financial instruments that the Company records on the consolidated balance sheet at fair value. The Company elected not to apply hedge accounting to these instruments. As a result, during the nine months ended September 30, 2016, the Company experienced unrealized gains within other income (expense), net, in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

5.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd, or (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will issue purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of September, 30, 2017, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $7.8 million at current exchange rates, for the manufacturing of three batches that commenced in July 2017 and one batch to commence by the end of 2019. As of September 30, 2017, nearly all of the services related to the three batches that commenced in July 2017 have been rendered under this purchase order.

Future minimum payments required under operating leases as of September 30, 2017 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2017	44
2018	270
2019	207
Total minimum lease payments	$521

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. In August 2017, the Company extended its lease until September 30, 2019. Pursuant to the lease amendment, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

As of September, 30, 2017 and December 31, 2016, the Company had $22,000 in an outstanding letter of credit to be used as collateral for leased premises. As of September, 30, 2017 and December 31, 2016, the Company pledged an aggregate of $22,000 to the bank as collateral for the letter of credit, which is included in long-term assets.

6.	Series A Preferred Financing

 On August 2, 2017, the Company issued and sold 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred”), for a purchase price of $1,000 per share, or aggregate purchase price and gross proceeds of $22.0 million, all upon the terms and conditions set forth in the Securities Purchase Agreement dated as of June 22, 2017. The Company incurred $0.5 million of issuance costs in connection with the transaction. Each share of Series A Preferred is convertible into approximately 1,005 shares of the Company’s Common Stock at a conversion price of $0.9949 per share, in each case subject to adjustment for any stock splits, stock dividends and similar events, provided that any conversion of Series A Preferred by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would beneficially own more than 9.985% of the total number of shares of Common Stock issued and outstanding after giving effect to such conversion.

Upon issuance, each share of Series A Preferred included an embedded beneficial conversion feature as the market price of the Company’s Common Stock on the date of issuance of the Series A Preferred was $1.30 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $6.7 million as a discount on the Series A Preferred at issuance. As the Series A Preferred is immediately convertible upon issuance and does not include a stated redemption date, the discount on the Series A Preferred was immediately accreted.

The Company evaluated the Series A Preferred for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series A Preferred did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Series A Preferred are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that there is no scenario where the holders of equally and more subordinated equity of the entity would not be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption.

7.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,166,254	$8.55	7.1	$124
Granted	719,337
Exercised	(74,001)
Forfeited	(30,272)
Expired	(97,406)
Outstanding at September 30, 2017	2,683,912	$7.18	7.4	$140
Exercisable at September 30, 2017	1,384,925	$8.00	6.2	$98
Vested or expected to vest at September 30, 2017 (1)	2,683,912	$7.18	7.4	$140

__________________

(1) Represents the number of vested options at September 30, 2017 plus the number of unvested options expected to vest based on the unvested options outstanding at September 30, 2017.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares, or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors has determined there was to be no increase on January 1, 2017. As of September 30, 2017, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The sixth offering under the 2014 ESPP began on July 1, 2017 and ends on December 31, 2017. No shares and 45,047 shares were issued during the three and nine months ended September 30, 2017 under the 2014 ESPP. The Company incurred $18,000 and $0.1 million in stock-based compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2017, respectively. The Company incurred $30,000 and $62,000 in stock-based compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2016, respectively.

Common Stock

The Company has the following shares reserved for future issuance:

	September 30, 2017	December 31, 2016

Stock-based compensation awards	3,587,144	2,982,470
Employee Stock Purchase Plan	247,774	292,821
Total	3,834,918	3,275,291

8.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the nine months ended September 30, 2017 and 2016.

9.	Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding stock options	2,683,912	2,169,617	2,683,912	2,169,617
Outstanding ESPP shares	34,464	10,913	34,464	10,913
	2,718,376	2,180,530	2,718,376	2,180,530

10.	Subsequent Events

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

As of September, 30, 2017, we had received an aggregate of $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of common stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of September 30, 2017, we had an accumulated deficit of $184.2 million and our net loss for the three and nine months ended September 30, 2017 was $12.3 million and $24.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that, our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019, thus allowing us to report top-line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas and to fund our chemistry, manufacturing and controls, or CMC, activities.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of vonapanitase. Our current development activities and future plans include the following:

•	We are currently enrolling patients in our second Phase 3 trial, PATENCY-2, and expect to complete enrollment in the first quarter of 2018 and to report top-line data in the first quarter of 2019.
•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;
•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic fistulas and in patients undergoing placement of an arteriovenous graft, or graft;
•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease, or PAD, in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. We expect to enroll at least 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty below the knee. Based on our current operating plan, we have decided not to begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee. However, if sufficient funds become available, we may increase enrollment in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy above the knee;
•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and
•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA submission.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	Period-to-Period Change

Operating expenses:
Research and development	$10,336	$4,842	$5,494
General and administrative	1,970	2,324	(354)
Total operating expenses	12,306	7,166	5,140
Loss from operations	(12,306)	(7,166)	(5,140)
Other income (expense):
Investment income	83	46	37
Other (expense) income, net	(84)	13	(97)
Total other income (expense)	(1)	59	(60)
Net Loss	$(12,307)	$(7,107)	$(5,200)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	Period-to-Period Change

External vonapanitase research and development expenses	$9,264	$3,690	$5,574
Internal research and development expenses	1,072	1,152	(80)
Total research and development expenses	$10,336	$4,842	$5,494

During the three months ended September 30, 2017, our total research and development expenses increased by $5.5 million primarily due to an increase of $6.0 million in our manufacturing pre-validation and validation efforts offset by a decrease of $0.4 million in clinical expenses related to our ongoing radiocephalic AVF Phase 3 and our PAD clinical trials in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and a decrease of $0.1 million in our internal research and development expenses in the three months ended September 30, 2017 as compared to the three months ended September 30, 2017.

General and Administrative Expenses. During the three months ended September 30, 2017, our total general and administrative expenses were $0.4 million lower as compared to the three months ended September 30, 2016 primarily due to decreased overhead and personnel expenses of $0.3 million and decreased expenses associated with being a public company of $0.1 million.

Investment Income. During the three months ended September 30, 2017, investment income decreased by an immaterial amount.

Other Income (Expense), Net. During the three months ended September 30, 2017, other (expense) income, net changed by $0.1 million primarily due to foreign currency remeasurement loss for cash denominated in Swiss Francs.

 Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Period-to-Period Change

Operating expenses:
Research and development	$18,473	$14,432	$4,041
General and administrative	6,299	7,407	(1,108)
Total operating expenses	24,772	21,839	2,933
Loss from operations	(24,772)	(21,839)	(2,933)
Other income:
Investment income	161	155	6
Other income, net	198	120	78
Total other income	359	275	84
Net Loss	$(24,413)	$(21,564)	$(2,849)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Period-to-Period Change

External vonapanitase research and development expenses	$14,859	$10,559	$4,300
Internal research and development expenses	3,614	3,873	(259)
Total research and development expenses	$18,473	$14,432	$4,041

During the nine months ended September 30, 2017, our total research and development expenses increased by $4.0 million primarily due to an increase of $4.6 million in our manufacturing pre-validation and validation efforts in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 and offset by $0.3 million in lower clinical expenses related to our ongoing radiocephalic AVF Phase 3 and our PAD clinical trials and a decrease of $0.3 million in our internal research and development expenses in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2017.

General and Administrative Expenses. During the nine months ended September 30, 2017, our total general and administrative expenses were $1.1 million lower as compared to the nine months ended September 30, 2016 primarily due to decreased overhead and personnel expenses.

Investment Income. During the nine months ended September 30, 2017, investment income decreased by an immaterial amount.

Other Income, Net. During the nine months ended September 30, 2017, other income, net changed by $0.1 million primarily due to foreign currency remeasurement gain of $0.2 million for cash denominated in Swiss Francs and the change in the nine months ended September 30, 2016 in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

Liquidity and Capital Resources

Since our inception and through the nine months ended September 30, 2017, we had received $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of common stock under our ATM program. As of September 30, 2017, our cash and cash equivalents and available-for-sale investments totaled $47.4 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;
•	the timing and costs of developing vonapanitase for additional indications, including PAD;
•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016

Net cash used in operating activities	$(16,654)	$(18,108)
Net cash (used in) provided by investing activities	(22,546)	4,588
Net cash provided by financing activities	22,990	161
Effect of exchange rate changes on cash	(196)	6
Net decrease in cash and cash equivalents	$(16,406)	$(13,353)

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net cash used in operating activities was $16.7 million for the nine months ended September 30, 2017 compared to $18.1 million for the nine months ended September 30, 2016. The decrease of $1.4 million was primarily driven by an approximate $4.1 million decrease in cash outflows related to changes in the components of working capital, offset by an increase in our net loss of $2.9 million and an increase in non-cash operating expenses of $0.2 million as compared to the nine months ended September 30, 2016.

 Net cash used in investing activities was $22.5 million for the nine months ended September 30, 2017 compared to $4.6 million provided by investing activities in the nine months ended September 30, 2016. The change of $27.1 million was primarily driven by a decrease in maturities and sale of investments of $35.7 million and a decrease in capital expenditures of $0.2 million, offset by a decrease in the purchases of available-for-sale investments of $8.3 million as compared to the nine months ended September 30, 2016.

Net cash provided by financing activities for the nine months ended September 30, 2017 increased by $22.9 million compared to the nine months ended September 30, 2016 primarily due to net proceeds of $21.5 million from our preferred equity financing in August 2017 and $1.3 million from the sale of common stock under our ATM program.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

We have the following contractual obligations and commitments as of September 30, 2017 (in thousands):

	Total		Less than 1 Year		1 to 3 Years		3 to 5 Years	More than 5 Years
Operating Leases (1)		$521		$245		276	-	-
Purchase Obligations (2)	CHF	7,600	CHF	5,700	CHF	1,900	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.
(2)

In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient, or API, in our lead product candidate, vonapanitase. Purchase obligations include contractual arrangements in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. We have one purchase obligation of 7.6 million Swiss Francs for work performed during 2017 totaling 5.7 million Swiss Francs and by the end of 2019 totaling 1.9 million Swiss Francs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash equivalents and available-for-sale investments of $47.4 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $28.5 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively, and $12.3 million and $24.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $184.2 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2017, our cash, cash equivalents and available-for-sale investments were $47.4 million. Our research and development expenses were $18.5 million and $14.4 million for the nine months ended September 30, 2017 and 2016, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of secondary patency and fistula use for hemodialysis. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical, Aplagon, and Athera Biotechnologies, as well as companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, Brookhaven Medical, Fist Assist, Laminate Medical Technologies, Stent Tek and TVA Medical. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of September 30, 2017 we own 37 issued patents and own 21 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our senior management team, in particular, Timothy Noyes, our President and Chief Executive Officer, Steven Burke, our Senior Vice President and Chief Medical Officer, George Eldridge, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, Scott Toner, our Senior Vice President of Commercial, and Daniel Gottlieb, our Vice President, Corporate Development, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any member of our senior management or scientific team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the nine months ended September 30, 2017, we sold 896,811 shares of common stock under our At-The-Market, or ATM, program for aggregate net proceeds of $1.3 million. Whether we choose to affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

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

On August 2, 2017, we issued and sold 22,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million.  Each share of Series A Convertible Preferred Stock is convertible into approximately 1,005 shares of our Common Stock at a conversion price of $0.9949 per share, provided that any conversion of Series A Convertible Preferred Stock by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of our Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 9.985% of the total number of shares of our Common Stock issued and outstanding after giving effect to such conversion (the “Blocker”).  Pursuant to the registration statement that we filed with the SEC for the resale by holders of our Series A Preferred Convertible Stock, as selling stockholders, of the aggregate 22,112,775 shares of Common Stock that are issuable upon conversion of the Series A Convertible Preferred Stock, the outstanding shares of Series A Convertible Preferred Stock may, at each holder’s election, be converted into our Common Stock, subject to the Blocker. Although we cannot predict if and when the holders of Series A Convertible Preferred Stock may sell such shares in the public market, any converted shares of Common Stock will be available for immediate resale and be able to be freely sold in the open market. The conversion of shares of Series A Convertible Preferred Stock into shares of Common Stock will result in substantial dilution to holders of our Common Stock. Further, the sale of a significant amount of these shares of Common Stock in the open market or the perception that these sales may occur could adversely affect prevailing market prices of our Common Stock, including causing the market price of our Common Stock to decline or become highly volatile.

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

As of September 30, 2017, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014. We are holding the balance of the net proceeds from the IPO in investments in U.S.  Treasuries, certificates of deposit, and U.S. government-backed and agency securities. As of October, 31, 2017, we estimate that we have used approximately $56.5 million of the net proceeds from the IPO to fund the clinical development of vonapanitase and for other general corporate purposes.

Item 5.   Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors other than as described below.

On August 1, 2017, in connection with the closing of the Series A Preferred Stock financing, the Company filed the Certificate of Designation with the Delaware Secretary of State. As set forth in the Certificate of Designation, prior to the first date that the volume-weighted average price per share of Common Stock for each of the trading days during any twenty consecutive trading days ending on or at any time after the one year anniversary of the approval of the Company’s biologics license application for the Company’s product vonapanitase by the United States Food and Drug Administration is greater than 200% of the conversion price, he holders of a majority of the outstanding shares of Series A Preferred Stock are entitled to elect one (1) member of the Company’s Board of Directors.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2017	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on August 3, 2017)

3.2		Second Amended and Restated By-laws of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017)

4.1		Registration Rights Agreement, dated as of August 2, 2017 by and between Proteon Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on August 3, 2017)

10.1		Amended and Restated 2014 Equity Incentive Plan of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on August 3, 2017)

10.2	*	Fourth Amendment to Lease by and between Proteon Therapeutics, Inc. and Boston Properties Limited Partnership, dated August 17, 2009.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and the Consolidated Balance Sheets as of December 31, 2016; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2017 and 2016; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.