Form 10-K
period 2017-12-31
PROTEON THERAPEUTICS INC
filed 2018-03-14
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was: $16.3 million.

As of March 9, 2018 there were 17,674,729 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

3

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

•	our estimates regarding the amount of funds we require to complete our Phase 3 clinical trial for vonapanitase;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;

•	whether we will need to conduct any additional studies after our Phase 3 trials;

•	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2019;

•	our plans to fund our chemistry, manufacturing and controls;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimate of when we will require additional funding;

•	our plans to commercialize and bring vonapanitase to market;

•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;

•	the timing of, and whether we will conduct, a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our search for additional product opportunities;

•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

•	timing to recruit and expand our employee base and sales force, both in and outside the United States;

•	plans to initiate or continue Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

•	the reimbursement of vonapanitase;

•	our research and development costs;

•	the sufficiency of existing facilities to meet our needs;

•	our estimates regarding general and administrative costs and salary and personnel costs, costs associated with preparation for commercial operations and costs associated with being a public company;

•	our intellectual property position;

•	our plans to seek patent protection in available countries;

•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity and our ability to obtain and maintain other forms of exclusivity relevant to our business;

•	our reliance on and the expected performance of our third party suppliers and manufacturers;

•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates;

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future; and

•	the continued adoption of stock trading plans by employees, including executive officers.

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the needs of patients with renal and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or planning for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase support that a one-time, local application of investigational vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve fistula use for hemodialysis and secondary patency (time to fistula abandonment), thereby improving patient outcomes and reducing the burden on patients and the healthcare system.

Arteriovenous fistulas are the gold standard of vascular access for hemodialysis, given they are associated with fewer complications and reduced rates of hospitalization as compared to other forms of vascular access. We estimate there are approximately 130,000 fistulas created in the United States annually, a procedure in which a surgeon transects a vein and sutures it to the side of a nearby artery, typically in the arm. Radiocephalic fistulas created in the forearm are the preferred form of arteriovenous fistula because they preserve the maximum number of future sites for vascular accesses (i.e., the potential use of other vascular access sites further up in the arm) and are associated with the lowest rate of serious complications such as steal syndrome (hand ischemia).

However, radiocephalic fistulas suffer from a high rate of failure, typically due to insufficient blood flow, precluding hemodialysis. Recent data demonstrate that within one year of surgical creation of a radiocephalic fistula:

•	Up to 55% will fail to become usable for hemodialysis because the fistula either has inadequate blood flow or cannot be successfully cannulated;

•	Up to 40% will be abandoned (secondary patency loss); and

•	Up to 70% will experience either a thrombosis or undergo a corrective procedure to restore or maintain blood flow (primary patency loss).

The need to improve vascular access outcomes for patients is well established in the hemodialysis community. Achieving a usable fistula for vascular access and maintaining the patency (blood flow) of such fistula enables the hemodialysis patient to avoid use of a dialysis catheter, the worst form of vascular access because of the increased risk of serious infection, hospitalization and death. Patients with a usable fistula also avoid the need for additional surgical procedures to create new forms of vascular access. Finally, as each patient has only a limited number of vascular access sites, fistula abandonment increases the risk that the patient may exhaust all permanent access sites and be subjected to chronic use of a dialysis catheter.

Vascular access failure also results in substantially higher healthcare costs. A recent study indicated that the total cost to Medicare for managing hemodialysis vascular access was more than $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles. It was also reported that fistulas that fail to become usable resulted in incremental costs to Medicare of up to $24,000 in the first year and $11,000 in the second year following fistula creation.

Because the clinical implications of fistula non-use and abandonment are severe, health care providers are aggressive in monitoring and intervening upon fistulas in an attempt to increase fistula use and reduce the rate of fistula abandonment. In less than a decade, the rate of procedures has approximately doubled. The function of usable fistulas can usually be restored via corrective procedures, either an intervention such as angioplasty, which is dilation of a blood vessel with a balloon, or a surgical revision. These procedures, however, are invasive, painful and associated with a number of complications. These procedures are also costly and often need to be repeated. Fistula patients in the United States on average require greater than 1.5 procedures per year, each of which typically costs Medicare between $5,000 and $15,000.

We have demonstrated in nonclinical studies that vonapanitase fragments elastin fibers in blood vessels. Elastin fragmentation generates peptides in the adventitia that are recognized by cells possessing elastin receptors, including cells involved in vascular remodeling and the formation of neointimal hyperplasia. The generation of peptides in the adventitia may stimulate cells that restructure the vessel wall, promoting outward vascular remodeling, a process necessary for a fistula to become usable. In experimental models, fragmentation of elastin has been shown to be an early and essential event in outward vascular remodeling. The peptides are also chemo-attractants, which may reduce cell migration to the vessel lumen, inhibiting neointimal hyperplasia, which is the growth of tissue inside vessels that narrows fistulas and reduces blood flow. Vonapanitase has also been shown to lead to vessel dilation when administered at a sufficient concentration. During fistula creation surgery, a surgeon would administer drops of vonapanitase onto the surface of the artery and vein of a fistula for 10 minutes followed by a saline irrigation. Based on clinical and nonclinical studies, we believe that a one-time, local application of investigational vonapanitase to the external surface of the vessels during fistula surgical creation may enhance outward vascular remodeling and inhibit neointimal hyperplasia, thereby reducing the risk of fistula failure.

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

Our ongoing Phase 3 clinical trial, PATENCY-2, is the second Phase 3 trial of investigational vonapanitase in patients with CKD undergoing surgical creation of a radiocephalic fistula for hemodialysis. After announcing top-line results from the PATENCY-1 trial in December 2016, we had discussions with the U.S. Food and Drug Administration, or FDA, regarding changes to the PATENCY-2 trial. Following our review of the complete data sets from the PATENCY-1 trial and discussions with the FDA, we amended the protocol for the PATENCY-2 trial. The protocol amendment reordered the endpoints for this ongoing trial, establishing fistula use for hemodialysis and secondary patency as co-primary endpoints. The protocol amendment also increased the planned enrollment for this trial from 300 to 500 patients, which we subsequently increased to 600 patients. The increased sample size for the PATENCY-2 trial provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. In connection with these changes, we received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted prior to submitting the BLA. We completed enrollment in the PATENCY-2 trial in March 2018 and expect to report top-line data in March 2019. If the PATENCY-2 trial is successful, we expect to submit a BLA in 2019.

Vonapanitase received Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access indications. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. Vonapanitase previously received Fast Track designation from the FDA which is also designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and address an unmet medical need. We also received orphan drug designations for vonapanitase in the United States and European Union for hemodialysis vascular access indications.

We believe that, if our ongoing Phase 3 clinical trial is successful and vonapanitase is approved, vonapanitase will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula. We retain worldwide commercial rights to vonapanitase. If approved by regulatory authorities, we intend to commercialize this product in the United States ourselves with a specialty sales force, focused primarily on vascular surgeons. We also intend to seek one or more collaborators to commercialize the product in additional markets, including Europe and China. Our patents include claims covering formulations, methods of manufacturing and use of elastases, providing protection in the United States into 2030 and European Union through 2028, with potential extension into 2033 in the United States and in the European Union.

Our Strengths

We believe our company and vonapanitase possess the following attributes that increase the likelihood that we will be successful in developing and commercializing vonapanitase:

•	Completed enrollment in pivotal Phase 3 trial. We completed enrollment in the PATENCY-2 trial in March 2018 and expect to report top-line data in March 2019. Previously, we made important changes to the protocol for the PATENCY-2 trial based on the results of our first Phase 3 trial, PATENCY-1. The protocol amendment for the PATENCY-2 trial reordered the existing endpoints, establishing co-primary endpoints of fistula use for hemodialysis and secondary patency (time to fistula abandonment), each of which demonstrated improvements in the PATENCY-1 trial. We also increased the planned enrollment for the PATENCY-2 trial from 300 to 600 patients. The increased sample size for the PATENCY-2 trial provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. We have also received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a BLA submission. If the PATENCY-2 trial is successful, we expect to submit a BLA in 2019.

•	Safety profile supports approval. Based on results from our clinical trials and preclinical studies, we believe investigational vonapanitase, which is administered once and only acts locally, has demonstrated a favorable safety profile. Vonapanitase is applied to the outside of blood vessels for ten minutes and then washed away, which limits the potential for any absorption into the body and systemic activity. Any vonapanitase that might enter the bloodstream would be inactivated by anti-proteases, substances in the blood that inhibit the activity of vonapanitase. In clinical trials, there were no material increases in adverse events in the vonapanitase treatment groups as compared to placebo and no material findings related to physical examinations or clinical laboratory testing including chemistry, hematology and antibodies to vonapanitase. At our end of Phase 2 meeting with the FDA in 2013, we confirmed that we do not need to conduct any additional preclinical studies to support a BLA submission.

•	Expedited programs to address unmet medical need. Vonapanitase has received Breakthrough Therapy and Fast Track designations from the FDA, which are designed to expedite the development and review of drugs and biologics to treat serious or life-threatening conditions and fill an unmet medical need. While radiocephalic fistulas are considered the preferred form of vascular access by the medical community, they are associated with high failure rates, most critically fistula non-use and abandonment. Achieving a usable fistula and maintaining patency (blood flow) enables the patient to avoid the temporary or permanent use of a dialysis catheter, the worst form of vascular access because of the increased risk of serious infection, hospitalization and death. Patients with a usable fistula also avoid the adverse effects of under-dialysis and the need for additional surgical procedures to create new fistulas. We are not aware of any products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency.

•	Substantial and readily-addressable market opportunity. If vonapanitase is approved, we intend to commercialize this product in the United States ourselves with a specialty sales force, focused primarily on vascular surgeons. We also intend to seek one or more collaborators to commercialize the product in markets outside of the United States, including Europe and China. In the United Sates, we estimate a sales force of approximately 75-100 representatives will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the fistula surgical creations performed annually. We believe vonapanitase will be supported by key stakeholders, including referring nephrologists, patient advocacy groups, large dialysis organizations and payors. We also believe that, if our ongoing Phase 3 clinical trial is successful and vonapanitase is approved, it will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula by increasing the use of fistulas for hemodialysis and reducing the rate of fistula abandonment and, in doing so, reduce the overall burden on patients and the healthcare system. We also believe vonapanitase will be reimbursed adequately by Medicare, Medicaid and other public and commercial payors. Costs related to fistula surgical creation, which is typically performed in the hospital outpatient setting, are not included in the End Stage Renal Disease, or ESRD bundle, the single bundled payment from Medicare for a number of the costs of hemodialysis treatments, medications, labs and supplies for patients with end-stage renal disease. Vascular access failure results in substantially higher healthcare costs. A recent study indicated that the total cost to Medicare for managing hemodialysis vascular access was more than $2.8 billion in 2013, which excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers as well as patient co-pays and deductibles. It was also reported that fistulas that fail to become usable resulted in incremental costs to Medicare of up to $24,000 in the first year and $11,000 in the second year following fistula creation.

•	Experienced team. Our executive management team has extensive experience in the renal and vascular disease fields through their substantial involvement in companies such as Abbott, AMAG, GelTex, Genzyme, Glaxo and Merck. Our Chief Executive Officer and Chief Medical Officer were senior executives at GelTex, a biopharmaceutical company, where they played leading roles in the development and commercialization of Renagel, a treatment for hemodialysis patients that led to Genzyme's acquisition of GelTex for more than $1 billion. Our Senior Vice President of Commercial was a senior executive at AMAG Pharmaceuticals, a biopharmaceutical company, where he played a leading role in the commercialization of Feraheme for iron-deficiency anemia in adults with CKD.

Our Strategy

Our strategy is to develop and commercialize vonapanitase for patients suffering from renal and vascular diseases, beginning with patients with CKD undergoing surgical creation of a radiocephalic fistula. Key elements of our strategy include our plans to:

•	Complete clinical development of vonapanitase and seek regulatory approval in the United States in its lead indication. We completed enrollment in the PATENCY-2 trial, our second Phase 3 trial for patients with CKD, in March 2018 and expect to report top-line data in March 2019. If PATENCY-2 is successful, we expect to submit a BLA for vonapanitase to the FDA in 2019.

•	Commercialize vonapanitase directly in the United States. If vonapanitase is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty sales force focused primarily on vascular surgeons. Based on various third-party sources, we estimate that approximately 130,000 arteriovenous fistulas are created annually. We believe a specialty sales force of approximately 75-100 representatives will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the fistula surgical creations performed in the United States annually. We believe that, if our current Phase 3 clinical trial is successful and vonapanitase is approved, it will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula.

•	Establish partnerships for the development and commercialization of vonapanitase in all or parts of Europe and other countries outside of the United States. We are currently evaluating our existing clinical program to support filing in Europe. We may, based on additional data including the data from our Phase 3 clinical trials in the United States and if sufficient funds become available, choose to undertake clinical development of vonapanitase in Europe. We estimate that there are approximately 315,000 hemodialysis patients in Europe. We plan to formally seek guidance from the European Medicines Agency, or EMA, in 2018 regarding its requirements for regulatory approval. If we decide to conduct a clinical trial of vonapanitase in Europe or if such a clinical trial is necessary for regulatory approval, we expect results from this trial to be available two to three years after the first patient is enrolled. Depending on the guidance obtained from the EMA and additional clinical data including data from the PATENCY-2 trial, we would expect to submit a Marketing Authorization Application, or MAA. We intend to seek one or more collaborators to develop and commercialize the product in European countries. In addition, we may enter into collaborations for the development and commercialization of vonapanitase in other countries outside of the United States with large populations of hemodialysis patients, such as China and Japan. We estimate that there are approximately 385,000 patients on hemodialysis in China, 320,000 patients on hemodialysis in Japan and more than 2,600,000 hemodialysis patients worldwide, with an annual worldwide growth rate of 6-7%. Approximately 90% of hemodialysis patients in China and Japan dialyze using an arteriovenous fistula.

•	Pursue additional vascular access indications for vonapanitase. We believe that our clinical data support further development of vonapanitase in brachiocephalic fistula creation. We may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of a 30 microgram dose of vonapanitase versus placebo on brachiocephalic fistulas. If this trial were to successfully meet its primary endpoint, we would expect to submit a supplemental BLA to the FDA and a supplemental MAA to the EMA. Further, if sufficient funds become available and after reviewing the results from our ongoing Phase 3 clinical trial, we may commence a clinical trial of vonapanitase in patients undergoing placement of an arteriovenous graft. We believe vonapanitase could offer a significant medical benefit in these patients.

•	Pursue indications for vonapanitase in peripheral artery disease. In addition to vascular access indications, we are investigating vonapanitase as a treatment for patients with symptomatic peripheral artery disease, or PAD. In 2016, we initiated a Phase 1, multicenter, dose-escalation trial designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as an adjunct to angioplasty for patients with PAD below the knee. We expect to complete the enrollment and treatment of 24 patients in this study before the end of 2018. We may, if sufficient funds become available, increase enrollment in the Phase 1 trial evaluating vonapanitase below the knee and/or begin patient enrollment in a Phase 1, multicenter, dose-escalation trial evaluating vonapanitase as a monotherapy for PAD above the knee.

•	In-license or acquire additional product opportunities. We plan to search for additional product opportunities that could be marketed and sold by the specialty sales force required to successfully launch vonapanitase in the United States if it is approved for marketing by the FDA.

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

Hemodialysis is the most common form of treatment for end-stage CKD. According to the U.S. Renal Data System 2017 Annual Data Report, in 2015 there were approximately 444,000 hemodialysis patients in the United States with approximately 109,000 new incident patients having started hemodialysis during the year, reflecting an annual U.S. growth rate of approximately 3%. We believe that there are approximately 330,000 hemodialysis patients in Europe, 385,000 hemodialysis patients in China, 320,000 hemodialysis patients in Japan and 2.6 million hemodialysis patients worldwide, with an annual worldwide growth rate of 6-7%.

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

Arteriovenous fistulas are the gold standard for vascular access. Arteriovenous fistulas are preferred because they are associated with fewer complications and reduced rates of hospitalization as compared to other forms of vascular access. As compared to grafts, fistulas require approximately 40% fewer interventional or surgical procedures and suffer from a rate of vascular access infection that is 54% lower. Patients dialyzing with a fistula have lower rates of thrombosis and hospitalization, longer survival, reduced mortality and lower cost of care. Beyond the substantial medical advantages of a fistula, available data from the U.S. Renal Data System show that patients who dialyze with a fistula cost Medicare approximately $15,000 less annually than patients who dialyze with a graft and approximately $25,000 less annually than patients who dialyze with a catheter. According to published data, approximately 68% of hemodialysis patients in the United States dialyze with a fistula compared to 67-83% of patients in the major European countries and approximately 90% of patients in China and Japan.

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

The second choice for vascular access after a fistula is an arteriovenous graft in which a surgeon connects an artery and vein using a synthetic tube. Approximately 20% of hemodialysis patients in the United States dialyze with a graft, compared to approximately 5-12% of patients in the major European countries and approximately 2% and 7% of patients in China and Japan, respectively.

The least desirable type of vascular access is a catheter, a plastic tube that is placed directly through the skin into a vein, typically via an incision in the neck enabling placement of the catheter into a large vein that leads directly to the heart. The catheter connects the patient's vasculature to the hemodialysis machine. Because the catheter penetrates the skin continuously, it is subject to a high risk of infection and increased mortality. One of the primary goals of hemodialysis care is to keep patients off catheters. However, in the United States approximately 80% of patients initiate hemodialysis through a catheter until a fistula or graft is ready to be used, and are dialyzed through a catheter when the fistula or graft does not become usable for hemodialysis or must be abandoned and a new one has to be created. Approximately 12% of hemodialysis patients in the United States dialyze with a permanent catheter, compared to 10-28% of patients in the major European countries and approximately 10% and 2% of patients in China and Japan, based on published data.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency.

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

Among pre-dialysis patients, fistula failure can result in the patient initiating hemodialysis using a catheter instead of a fistula, which has been shown to be associated with increased risk of subsequent fistula failure and hospitalization. Patients who initiate hemodialysis on a catheter have two times the rate of admissions for infection in the first month of hemodialysis and a higher risk of all-cause hospitalization compared to patients initiating with a fistula. A recent study indicated an incremental cost increase of $30,000 in the first year of hemodialysis for patients initiating hemodialysis on a catheter.

Because the clinical implications of fistula non-use and abandonment are severe, health care providers are aggressive in monitoring and intervening upon fistulas in an attempt to increase fistula use and reduce the rate of fistula abandonment. In less than a decade, the rate of procedures has approximately doubled. Such procedures include balloon angioplasty and surgical revision, which are invasive, painful and associated with a number of complications. The procedures also often fail to provide a durable benefit, resulting in a cycle of interventions for the patient. Recent data indicate that 50% of fistulas that undergo angioplasty to treat patency loss experience another episode of patency loss within 12 months, resulting in the need for additional procedures to restore patency. Additionally, the procedures are not always successful in restoring patency, with up to 27% of the procedures failing to restore function, resulting in fistula abandonment. Patients in the United States using a fistula on average require more than 1.5 procedures per year, each of which typically costs Medicare between $5,000 and $15,000. A United States hospital published data in 2014 indicating that maintaining function in a radiocephalic fistula can cost on average more than $17,000 in the first year after surgical creation and in excess of $40,000 for the first and second year after surgical creation. In addition, a recent study indicated that the total cost to Medicare for managing hemodialysis vascular access was more than $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles. It was also reported that fistulas that fail to become usable resulted in incremental costs to Medicare of up to $24,000 in the first year and $11,000 in the second year following fistula creation.

Vonapanitase

Vonapanitase is a recombinant human elastase under development as a treatment to improve vascular access outcomes in patients with CKD undergoing or planning for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We have completed four multicenter, randomized, double-blind, placebo-controlled studies evaluating vonapanitase compared to placebo in patients with CKD, including the first of two Phase 3 clinical trials, PATENCY-1. We also completed patient enrollment in our second Phase 3 clinical trial, PATENCY-2, in March 2018 and expect to release top-line data in March 2019. Vonapanitase received Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. Vonapanitase previously received Fast Track designation from the FDA which is also designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and address an unmet medical need. We also received orphan drug designations for vonapanitase in the United States and European Union for hemodialysis vascular access indications.

Mechanism of Action

Based on clinical and nonclinical studies, we believe that a one-time, local application of investigational vonapanitase to the external surface of the blood vessels during fistula surgical creation may enhance outward vascular remodeling and inhibit neointimal hyperplasia, thereby reducing the risk of fistula failure.

We believe there are two primary causes of fistula failure:

•	Failure due to insufficient outward vascular remodeling. For a fistula to become usable for dialysis, the outflow vein must outwardly remodel, experiencing an increase in diameter and blood flow. This process, known as vascular remodeling, involves proliferation of cells in the vessel wall, secretion of proteases that degrade extracellular matrix, and synthesis of new extracellular matrix by these cells. Fistulas that fail to outwardly remodel do not experience a sufficient increase in blood flow to enable successful dialysis.
•	Failure due to neointimal hyperplasia. Fistulas may also fail to become usable for dialysis or may experience patency loss due to neointimal hyperplasia, which is scarring of the interior wall of the outflow vein near the lumen, resulting in stenosis of the vein lumen and obstruction of blood flow in the fistula. Neointimal hyperplasia typically occurs in response to vessel injury, such as following fistula creation or due to hemodynamic stress caused by the rapid flow of blood from the artery into the outflow vein. Fistulas also often undergo additional corrective procedures to restore blood flow, which expose the fistula to further mechanical injury. The response of the vein to these injuries results in activation and recruitment of scar forming cells, which multiply and migrate from the outside to the inside wall of the blood vessel and produce a layer of tissue, creating a narrowing in the vein lumen and reducing fistula blood flow. Fistulas that experience neointimal hyperplasia may not have sufficient blood flow to enable successful dialysis.

We demonstrated through nonclinical studies that vonapanitase, at the concentrations being studied in arteriovenous fistulas, causes partial fragmentation of elastin fibers, primarily in the adventitial layer of the vessel wall. Elastin fragmentation generates peptides in the adventitia that are recognized by cells possessing elastin receptors, including cells involved in vascular remodeling and the formation of neointimal hyperplasia. The generation of peptides in the adventitia may stimulate cells that restructure the vessel wall, promoting outward vascular remodeling, a process necessary for a fistula to become usable. In experimental models, fragmentation of elastin is an early and essential event in outward vascular remodeling. The peptides are also chemo-attractants, which may reduce cell migration to the vessel lumen, focusing the healing response to vessel injury to the adventitial layer and inhibiting neointimal hyperplasia. In animal models of vascular injury, the porcine homologue of vonapanitase applied to the adventitial surface of veins and arteries fragmented elastin and directed the migration of proliferating cells away from the vessel lumen, significantly reducing neointimal hyperplasia. Vonapanitase has also been shown to lead to vessel dilation when administered at a sufficient concentration.

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

Our Ongoing Phase 3 Clinical Trial, PATENCY-2

Our ongoing Phase 3 clinical trial, PATENCY-2, is the second of two randomized, double-blind Phase 3 trials, comparing a 30 microgram dose of investigational vonapanitase to placebo. As in PATENCY-1, PATENCY-2 enrolled patients with CKD undergoing surgical creation of a radiocephalic fistula for hemodialysis. Patients were randomized 2:1, vonapanitase to placebo, and are being followed for a period of 12 months. In March 2018, we completed enrollment of a total of 603 treated patients at 39 centers in the U.S. and Canada. We expect to report top-line data in March 2019.

Following our review of the complete data sets from the PATENCY-1 trial and discussions with the FDA, we amended the protocol for the PATENCY-2 trial. The protocol amendment reordered the existing endpoints for the study, establishing fistula use for hemodialysis and secondary patency (time to fistula abandonment) as co-primary endpoints, each of which demonstrated improvements in the PATENCY-1 trial. Other efficacy endpoints in the amended protocol include unassisted fistula use for hemodialysis, primary unassisted patency, unassisted fistula maturation by ultrasound criteria, fistula maturation by ultrasound criteria, the rate of procedures performed to the fistula, and the rate of procedures to restore or maintain fistula patency. We also increased the planned enrollment for this study from 300 to 600 patients. The increased sample size for the PATENCY-2 trial provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. We received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p-value≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a BLA submission as a single pivotal study, in which case no additional studies would need to be conducted prior to submitting the BLA.

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

Preclinical Development

We have conducted an extensive preclinical program to evaluate the safety and tolerability of single doses of vonapanitase administered locally in animal models of fistula and arteriovenous graft creation, by percutaneous and endovascular injection in animal models of PAD as well as intravenously. We have conducted preclinical studies in multiple species at doses up to 50 milligrams of vonapanitase, which is over 1,500 times higher than the dose we used in our Phase 3 clinical trials. We observed no systemic activity or systemic toxicity for vonapanitase in any of our preclinical studies. We observed no toxicity in any of the doses that we subsequently studied or plan to study in our Phase 3 clinical trial in humans. Only local toxicity was observed at surgical sites at high doses (10 and 50 milligrams, which is over 300-1500 times higher than the dose we are studying in our Phase 3 clinical trial). These changes were reversible, with normal wound healing observed at 14 days except at the highest (50 milligrams) dose, in which there were some mild persistent changes in the jugular vein and subcutaneous tissue. Normal wound healing was observed in all the fistula studies in rabbits at doses up to 10 milligrams and in all the arteriovenous graft studies in dogs and pigs at doses up to 20 milligrams (the highest doses tested).

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

We believe that vonapanitase may improve the outcomes associated with angioplasty procedures, resulting in prolonged intervention-free patency while reducing the need for implantation of a permanent stent. We submitted an IND for vonapanitase as a treatment for PAD patients on April 9, 2012. Our initial PAD clinical trial was a Phase 1, open-label, dose-escalation safety/technical feasibility trial in 14 patients undergoing balloon angioplasty of the superficial femoral or popliteal arteries in the leg above the knee. Following successful angioplasty, patients were treated with vonapanitase via an FDA-cleared, drug-delivery catheter that allows vonapanitase to be administered locally in the outer layer of the vessel wall. Patients were followed for up to 12 months. The study met its stated objectives, as data indicated that catheter-based treatment with vonapanitase was generally well-tolerated and technically feasible. In the fourth quarter of 2016, we initiated another Phase 1 study of vonapanitase delivered via a drug-delivery catheter in symptomatic PAD patients undergoing angioplasty of an artery below the knee. We expect to complete the enrollment and treatment of 24 patients before the end of 2018 in this Phase 1 study and to follow each of these patients for period of up to seven months.

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

We have not yet established a commercial infrastructure, however, our Chief Executive Officer and other members of our executive management team have significant commercial experience in the industry, including commercial launch experience in the renal market. We intend to recruit an in-house specialty sales force in the United States focused on promoting vonapanitase. We plan to target our marketing and sales efforts at vascular surgeons who create fistulas. There are approximately 2,800 vascular surgeons in the United States. We believe a sales force of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team, will enable us to call on the approximately 1,300 hospitals that account for more than 90% of the fistula creations performed in the United States annually.

We believe that vonapanitase will be reimbursed appropriately by Medicare, Medicaid and private payers. Costs related to fistula surgical creation, which is typically performed in the hospital outpatient setting, are not included in the ESRD bundle.

If vonapanitase is approved by the EMA, we expect to commercialize vonapanitase in Europe with one or more commercial partners. We also may enter into collaborations for the development and commercialization of vonapanitase in China, Japan and other countries outside of the United States.

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

Patents

As of December 31, 2017, we own 37 issued patents and 20 pending patent applications. The patents and applications primarily fall into two families, a first relating to the vonapanitase formulation and its manufacture and use, as well as other formulations of elastases (the “formulation family”), and the second relating to certain therapeutic uses of vonapanitase, and associated systems and kits that include a catheter and are suitable for a subset of those therapeutic uses (the “therapy family”). The formulation family includes two issued United States patents, two issued European patents, additional patents issued in Australia, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Korea and Taiwan, and patent applications pending in several major jurisdictions worldwide, including Japan, China, South Korea, Brazil, Mexico, Europe and the United States. The expected expiration date for any patents that have issued or may issue from the formulation family is December 4, 2028, exclusive of possible patent term extension available for one patent covering vonapanitase under the Hatch-Waxman Amendments or comparable provisions in other jurisdictions, except in the United States where our two formulation family patents were awarded patent term adjustments of 199 and 668 days, respectively, due to United States Patent and Trademark Office, or USPTO delays taking their expiration dates to June 20, 2029 and October 3, 2030, respectively. The therapy family includes eight issued United States patents, three issued European patents, one issued Canadian patent, one issued Hong Kong patent, and an application pending in the United States. The expected expiration date for any patents that have issued or may issue from the therapy family patents is September 24, 2020, except in the United States where several patents were awarded a patent term adjustment and the expected expiration date of two therapy family patents related to systems and kits including elastase and a catheter is June 30, 2021, exclusive of possible patent term extension.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency. We are aware of other therapies in development by companies including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical, Aplagon and Athera Biotechnologies. We are also aware of companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, Brookhaven Medical, Fist Assist, Laminate Medical Technologies, Stent Tek and TVA Medical. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be adversely affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls, including negative or ambiguous results as well as positive findings. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently $2,421,495 for Fiscal Year 2018, and the applicant under an approved new drug or biologic application is also subject to an annual program fee, currently exceeding $300,000 per product for Fiscal Year 2018. Beginning in Fiscal Year 2018, this annual program fee replaces the annual product and establishment fees. These fees are typically increased annually.  A waiver or reduction of the application, establishment and/or program fees may be obtained under certain limited circumstances.  For instance, one basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application or the case of orphan designation.

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

Expedited development and review programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life- threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval, and the purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

In addition, a new drug or biologic may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for marketing, including a product with Fast Track or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as Priority Review and Accelerated Approval. Any application for a product that treats a serious or life-threatening condition is eligible for Priority Review if the product would provide safe and effective therapy where no available therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products, among other things. The FDA aims to review applications for new products designated for Priority Review within six months, compared to ten months under standard review. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate such review. Additionally, a drug or biological product that treats a serious or life-threatening illness and that generally provides meaningful therapeutic benefit over existing treatments may receive Accelerated Approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug or biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for drug or biologic candidates approved under accelerated regulations are subject to prior review by the FDA.

Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval do not change the standards for approval but may expedite the development or review process. We have received Breakthrough Therapy and Fast Track designations for vonapanitase.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug or biologic is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted except a product with a new active ingredient that is molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary of Health and Human Services.  There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength.  A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, FDA has approved a handful of biosimilar products and no interchangeable products have been approved by the FDA under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

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

In the United States sales, marketing and scientific/educational programs must also comply with various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are narrowly drawn. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, healthcare reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

There further may be state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products. Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Many of these laws contain ambiguities as to what is required to comply with the laws.

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

Other laws and regulatory processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission, or SEC and, following the listing of our capital stock on the NASDAQ Global Market, the regulations of the NASDAQ Global Market. In addition, the Financial Accounting Standards Board, or FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

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

Research and Development

Our total research and development expenses were $21.6 million and $18.9 million, during the years ended December 31, 2017 and 2016, respectively. See Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional detail regarding our research and development activities.”

Employees

As of March 9, 2018, we had 16 full-time employees, of whom 9 are in research and development and seven are in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $30.0 million and $28.5 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $189.7 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2017, our cash, cash equivalents and available-for-sale investments were $42.1 million. Our research and development expenses were $21.7 million and $18.9 million for the years ended December 31, 2017 and 2016, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic fistulas, completed patient enrollment in October 2015 and released top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015, completed enrollment in March 2018 and expect to release top-line data in March 2019. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2019, allowing us to report top-line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2. Our cash runway could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. In addition, we initiated two Phase 1 clinical trials of vonapanitase in patients with PAD in the fourth quarter of 2016. We plan to complete the enrollment and treatment of 24 patients before the end of 2018 in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. We may begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee if sufficient funds become available. We may also initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our second Phase 3 clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar drug or biologic approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that vonapanitase or any additional product candidates will be successful in clinical trials or receive regulatory approval. In our first Phase 3 clinical trial, our primary efficacy endpoint of primary unassisted patency did not show statistically significant benefit for the 30 microgram dose versus placebo. While analyses of the first Phase 3 trial’s other efficacy endpoints, including fistula use for hemodialysis and secondary patency, suggested clinically meaningful improvements over placebo, we cannot assure you that these results will be repeated in our second Phase 3 trial. Following our review of the data from our first Phase 3 clinical trial of vonapanitase and discussions with the FDA, we amended the protocol for our second Phase 3 clinical trial in the first quarter of 2017 to increase the planned enrollment from 300 to 500 patients, which we subsequently increased to 600 patients in the second quarter of 2017. We also re-ordered the endpoints to include co-primary endpoints of fistula use for hemodialysis and secondary patency, each of which are required to show a statistically significant benefit (p≤0.05) in order to provide the basis for a BLA submission for vonapanitase as a single pivotal trial. Even though our second Phase 3 trial will evaluate co-primary endpoints for vonapanitase that showed improvements in our first Phase 3 clinical trial, there are risks of failure inherent at any stage of product development, and we may not demonstrate efficacy with regard to the co-primary endpoints of our ongoing Phase 3 clinical trial or our reordering of the endpoints could otherwise adversely affect the success of the second Phase 3 trial, or unexpected adverse events may occur. Further, vonapanitase or any additional product candidates may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from vonapanitase will depend on our ability to, among other things:

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

Clinical development is expensive, difficult to design and implement, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and vonapanitase is subject to the risks of failure inherent in drug and biological development, including failure to demonstrate efficacy in a pivotal clinical trial or in the patient population we intend to enroll, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug and biological product is not approvable. Results observed in earlier clinical trials may not be replicated in current or future clinical trials. For example, our first Phase 3 clinical trial of vonapanitase failed to meet its primary endpoint of primary unassisted patency, despite encouraging results from our Phase 2 trial. In addition, as is common with clinical trials, we explored a number of endpoints in our Phase 2 clinical trial of vonapanitase. We also analyzed the data from our Phase 2 and Phase 3 clinical trials of vonapanitase in a number of ways. Product candidates such as vonapanitase in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through earlier clinical trials, even if certain analyses of primary, secondary or tertiary endpoints in those early trials showed statistical significance. Companies may suffer significant setbacks in late-stage clinical trials due to lack of efficacy, site or investigator issues, manufacturing or formulation changes or adverse safety profiles, even after earlier clinical trials have shown promising results. During the course of our clinical development, we modified our vonapanitase drug product formulation for our Phase 3 trials and commercial launch in order to facilitate ease of administration and fill and finish of vials at our 30 microgram dose. Our formulation changes could adversely affect results in our clinical trials, requiring us to make further formulation changes. In addition, following our review of the data from our first Phase 3 clinical trial of vonapanitase and discussions with the FDA, we amended the protocol for our second Phase 3 trial to include co-primary endpoints of fistula use for hemodialysis and secondary patency, each of which was studied in earlier clinical trials. Our reordering of the endpoints could adversely affect the success of the second Phase 3 trial. Additional changes or interactions with the FDA could also cause us to delay or repeat clinical trials, or could cause FDA to request additional studies or data, and we could incur unexpected costs that would have an adverse effect on our business, operating results, financial condition and prospects.

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

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent completion of clinical trials of vonapanitase or any additional product candidates. Identifying and qualifying patients to participate in clinical trials of vonapanitase or any additional product candidates are critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing product candidates. The enrollment timeline for patients can be lengthy and there are a limited number of sites from which we can enroll certain patients. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including the results of completed or competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by numerous factors including:

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs may increase if we experience delays in clinical testing or changes to clinical protocols. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;
•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations, or CROs;
•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;
•	we may experience delays in the importation and manufacture of clinical supply;
•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;
•	participants may drop out of clinical trials of vonapanitase at a higher rate than we anticipate and we may not be able to obtain the follow up data for the 12 month period planned in our Phase 3 trial;
•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the current enrollment for the Phase 3 trial, all of which may extend the clinical trial’s duration;
•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;
•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•	we may lack adequate funding to continue the clinical trials; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We have received Breakthrough Therapy and Fast Track product designations for vonapanitase for hemodialysis vascular access indications. As applicable, we may seek Breakthrough Therapy, Fast Track, Priority Review, or other designations for other uses of vonapanitase. Breakthrough Therapy and Fast Track product designations are designed to facilitate the clinical development and expedite the review of drugs and biologics intended to treat a serious or life-threatening condition which demonstrate the potential to address an unmet medical need. Priority Review designation is intended to speed the FDA marketing application review timeframe for drugs and biologics that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as Breakthrough Therapy or Fast Track products, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs and biologics designated as Breakthrough Therapy or Fast Track products may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a Priority Review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review (i.e., filing), which typically occurs two months after the date of submission.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical, Aplagon, and Athera Biotechnologies, as well as companies developing vascular access technologies, including BioConnect Systems, Avenu Medical, Phraxis, Brookhaven Medical, Fist Assist, Laminate Medical Technologies, Stent Tek and TVA Medical. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

Additionally, this period of regulatory exclusivity does not preclude submission or regulatory approval of a company’s own traditional BLA, as it would an application via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is possible that payers will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of December 31, 2017 we own 37 issued patents and own 20 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

In the United States, for patent applications filed prior to March 16, 2013, assuming the other requirements for patentability are met, the first to invent is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. Certain of our currently pending utility patent applications are examined under the system in place before March 16, 2013. Third parties are allowed to submit prior art prior to the issuance of a patent by the USPTO, and may become involved in reexamination, inter partes review or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has in recent years implemented wide-ranging patent reform legislation, the Leahy-Smith America Invents Act, or America Invents Act. The America Invents Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, provides expanded opportunities for post-grant administrative review of patents before the USPTO, and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, in particular the first to file provisions, only became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-America Invents Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the America Invents Act. This introduces additional complexities and costs into the prosecution and management of our portfolio.

In addition, the America Invents Act and recent Supreme Court and U.S. Court of Appeals for the Federal Circuit decisions limit where a patentee may file a patent infringement suit, and the America Invents Act provides opportunities for third parties to challenge any issued patent in the USPTO. These provisions apply to all of our U.S. patents, even those filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims because it may be easier for them to do so relative to challenging the patent in a federal court action. It is not clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patent-eligible subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patent-eligible, but claims to complementary DNA molecules are patent-eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. On June 19, 2014 in Alice Corporation Pty. Ltd. v. CLS Bank International, et al., a case involving patent claims directed to a method for mitigating settlement risk, the Court held that the patent eligibility of claims directed to abstract ideas, products of nature, and laws of nature should be determined using the same framework set forth in Prometheus.  The USPTO has issued a series of guidelines setting forth procedures for determining subject matter eligibility of claims directed to abstract ideas, products of nature, and laws of nature in line with the Prometheus, Myriad and Alice decisions. This guidance does not limit the application of Myriad to DNA, but, rather, applies the decision to other natural products. The USPTO’s interpretation of the case law and new guidelines for examination may influence, possibly adversely, prosecution and defense of certain types of claims in our portfolio.

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

Our executive offices are located in Waltham, Massachusetts, and our API is manufactured at Lonza’s facility located in Visp, Switzerland. We expect that Lonza plans to utilize this facility in the future to support commercial production if our product candidate is approved. We have manufactured our entire finished product for the ongoing Phase 3 clinical trial of vonapanitase and currently store the finished product in only one location. Extended delays in our Phase 3 clinical trial causing us to need to manufacture new clinical supply would cause a significant disruption in our operations and cause us to incur unexpected costs to manufacture new finished product. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. If the current manufacturing facility or any future facility, stored product or equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed. In addition, we have initiated three drug substance process validation runs at Lonza’s facility in Visp, Switzerland and currently store such material in only one location.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug and biologic development programs or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of vonapanitase or any additional product candidates could be delayed. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and detrimentally impact our business or result in legal proceedings.

In addition, while we select third-party vendors carefully and routinely evaluate the cybersecurity of our CROs and other key vendors, we do not control their actions. Any problems caused by these third parties, including those resulting from cyber attacks and security breaches at a vendor, could result in material delays in our development programs and regulatory approval efforts and adversely affect our business.

There are also numerous federal, state, and local laws and regulations in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer, and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other requirements. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could affect our business. Any failure or perceived failure by us to comply with our privacy-related obligations to third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or potential partners, to lose trust in us, which could have an adverse effect on our business.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013 the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the Tax Cuts and Jobs Act of 2017 eliminated certain requirements of the ACA, including the individual mandate. The full impact on our business of the ACA and other new laws is uncertain but may result in additional reductions in Medicare and other healthcare funding. In addition, it is unclear whether there will be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for vonapanitase, if approved.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The issuance of additional sales of our Common Stock, or the perception that such issuances may occur, including through our “At-The-Market” offering, could cause the market price of our Common Stock to fall .

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

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the years ended December 31, 2017, we sold 896,811 shares of common stock under our At-The-Market, or ATM, program for aggregate net proceeds of $1.3 million. Whether we choose to affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

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

As of December 31, 2017, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have filed a registration statement permitting shares of Common Stock issued in the future, pursuant to our employee benefit plans, to be freely resold by plan participants in the public market, subject to applicable lock-up agreements, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. Our 2014 Amended and Restated Employee Incentive Plan and 2014 Employee Stock Purchase Plan also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under our employee benefit plans are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our Common Stock could decline.

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

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, Sections 382 and 383 of the Code, limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. We completed a preliminary analysis to determine if there were changes in ownership for tax years through 2017, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards and it was preliminarily determined a change in ownership occurred in 2017. With this change in ownership, as defined by Section 382, we believe utilization of our net operating losses and tax credits carryforwards have become limited. As a result, this could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies, including our company, have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Common Stock;
•	create a classified Board of Directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our Board of Directors;
•	prohibit stockholder action by written consent;
•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;
•	provide that our directors may be removed only for cause;

•	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our Board of Directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our Common Stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by laws.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary facility is located in Waltham, Massachusetts, where we lease approximately 7,495 square feet of office space. Our lease expires in September 2019. We also have a facility located in Kansas City, Kansas, where we lease approximately 80 square feet of office space. We believe that our existing facilities are sufficient for our current needs and our needs for the foreseeable future.

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

	High	Low
Year Ended December 31, 2017
First quarter	$2.20	$1.40
Second quarter	$1.95	$1.10
Third quarter	$2.20	$1.25
Fourth quarter	$2.75	$1.60
Year Ended December 31, 2016
First quarter	$15.00	$5.10
Second quarter	$11.63	$4.90
Third quarter	$10.70	$7.00
Fourth quarter	$11.45	$1.75

On March 9, 2018, the last reported sale price for our Common Stock on the NASDAQ Global Market was $2.30 per share.

Holders

As of March 9, 2018, there were approximately 29 holders of record of our Common Stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparative Stock Performance Graph

The following graph shows a comparison from October 22, 2014, the date on which our Common Stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on October 22, 2014, in our Common Stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2017. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends.  The graph assumes our closing sales price on October 22, 2014 of $10.03 per share as the initial value of our Common Stock and not the initial offering price to the public of $10.00 per share.

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

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
10/22/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
Proteon Therapeutics, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

* $100 invested on October 22, 2014

Cumulative Total Return Comparison

	10/22/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Proteon Therapeutics, Inc.	100.00	103.69	115.95	178.07	138.68	154.64	77.17	80.06	93.02	18.94	17.45	15.15	19.94	18.94
NASDAQ Composite	100.00	108.06	111.82	113.78	105.41	114.25	111.11	110.49	121.20	122.82	134.88	140.10	148.21	157.51
NASDAQ Pharmaceutical	100.00	104.64	111.83	112.59	102.70	106.34	96.94	103.87	100.40	94.57	99.94	105.33	107.02	107.02

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the investors an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. The Company closed the transaction on August 2, 2017. The offer and sale of the Preferred Shares was not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. Each of the Investors has represented to the Company that they qualify as an “accredited investor” as that term is defined in Rule 501 under the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the three years ended December 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data at December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2014 and 2013 and the selected consolidated balance sheet data at December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements for such years not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

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

	Proteon Therapeutics, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenue	$-	$-	$-	$2,948	$-
Operating expenses:
Research and development	21,686	18,869	12,381	6,432	3,994
General and administrative	8,676	9,836	8,489	4,096	3,128
Total operating expenses	30,362	28,705	20,870	10,528	7,122
Loss from operations	(30,362)	(28,705)	(20,870)	(7,580)	(7,122)
Other income (expense):
Investment income	259	193	144	24	4
Other income (expense)	139	(14)	(651)	5,071	67
Total other income (expense)	398	179	(507)	4,238	(790)
Net loss	$(29,964)	$(28,526)	$(21,377)	$(3,342)	$(7,912)
Foreign currency translation adjustment	$6	$-	$-	$-	$-
Unrealized (loss) gain on available-for-sale investments	(20)	11	(5)	(6)	(1)
Comprehensive loss	$(29,978)	$(28,515)	$(21,382)	$(3,348)	$(7,913)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(29,964)	$(28,526)	$(21,377)	$(3,342)	$(7,912)
Accretion of redeemable convertible preferred stock to redemption value	-	-	-	(6,353)	(6,119)
Accretion of convertible preferred stock to redemption value	(6,747)	-	-	-	-
Net loss attributable to common stockholders	$(36,711)	$(28,526)	$(21,377)	$(9,695)	$(14,031)
Net loss per share attributable to common stockholders - basic and diluted	$(2.13)	$(1.72)	$(1.30)	$(3.16)	$(59.66)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,274,326	16,561,799	16,464,123	3,064,507	235,184

Supplemental disclosure of stock-based compensation expense:

Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:

Research and development	$1,109	$1,114	$650	$114	$106
General and administrative	2,118	2,229	1,514	345	49
Total	$3,227	$3,343	$2,164	$459	$155

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$42,141	$41,317	$83,595	$5,152	$7,471
Working capital	34,240	37,676	82,263	(4,438)	6,499
Total assets	43,979	43,520	84,798	5,659	7,782
Convertible preferred stock	21,523	-	-	-	-
Preferred stock	-	-	-	96,405	90,286
Common stock and additional paid-in-capital	202,971	198,218	192,340	-	-
Total stockholders’ equity (deficit)	34,739	38,441	82,460	(100,514)	(86,656)

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase in patients undergoing creation of an arteriovenous fistula support that a one-time, local application of vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve fistula use for hemodialysis and secondary patency (time to fistula abandonment), thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are currently evaluating vonapanitase in our second Phase 3 trial, PATENCY-2, for vonapanitase in radiocephalic fistulas, our initial indication. Following our review of the complete data sets from our first Phase 3 trial, PATENCY-1 and discussions with the U.S. Food and Drug Administration, or FDA, we amended the protocol for the PATENCY-2 trial in the first quarter of 2017. The protocol amendment reordered the existing endpoints for this ongoing trial, establishing fistula use for hemodialysis and secondary patency as co-primary endpoints. We also increased the planned enrollment for this trial from 300 to 600 patients. The increased sample size provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. We received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p-value ≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted prior to submitting the BLA. Vonapanitase also received Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. In March 2018, we completed the enrollment of 603 treated patients in the PATENCY-2 trial at 39 centers in the U.S. and Canada. We expect to report top-line data from the PATENCY-2 trial in March 2019. If the PATENCY-2 trial is successful, we further expect to submit a BLA in 2019.

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

As of December 31, 2017, we had received an aggregate of $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of common stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of December 31, 2017, we had an accumulated deficit of $189.7 million and our net loss for the year ended December 31, 2017 was $30.0 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at December 31, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from the PATENCY-2 trial, our second Phase 3 trial of vonapanitase in radiocephalic fistulas, and to fund our ongoing development and chemistry, manufacturing and controls, or CMC, activities.

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

In addition, on August 2, 2017, we entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”). On August 3, 2017, in accordance with the Registration Rights Agreement, we filed a registration statement on Form S-3 to register the resale of the common stock issuable upon conversion of the Preferred Shares.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Our current development activities and future plans include the following:

•	We completed enrollment in our second Phase 3 trial, PATENCY-2, and expect to report top-line data in March 2019.

•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in Europe;

•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic fistulas and in patients undergoing placement of an arteriovenous graft, or graft;

•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease (PAD) in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. In 2018, we expect to complete the enrollment and treatment of 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. Based on our current operating plan, we have decided not to begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD. However, if sufficient funds become available, we may increase enrollment in the Phase 1 trial evaluating vonapanitase below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy above the knee;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and

•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA submission.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive and other administrative functions. Other marketing, general and administrative expenses also include professional fees for legal, patent review, consulting and accounting services as well as facility related costs. We anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our NASDAQ listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

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

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016
Weighted average expected volatility	94.5%	84.4%
Expected term (in years)	6.06	6.05
Risk free interest rate	2.09%	1.45%
Expected dividend yield	0%	0%

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016	Period-to-Period Change

Operating expenses:
Research and development	$21,686	$18,869	$2,817
General and administrative	8,676	9,836	(1,160)
Total operating expenses	30,362	28,705	1,657
Loss from operations	(30,362)	(28,705)	(1,657)
Other income (expense):
Investment income	259	193	66
Other income (expense), net	139	(14)	153
Total other income	398	179	219
Net loss	$(29,964)	$(28,526)	$(1,438)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Period-to-Period Change

External vonapanitase research and development expenses	$16,955	$13,669	$3,286
Internal research and development expenses	4,731	5,200	(469)
Total research and development expenses	$21,686	$18,869	$2,817

During the year ended December 31, 2017, our total research and development expenses increased by $2.8 million compared to the year ended December 31, 2016 primarily due to $3.3 million in increased external expenses. The increase of $3.3 million in external expenses was primarily driven by $4.1 million in increased expenses for our manufacturing pre-validation and offset by $0.8 million in decreased expenses for our ongoing clinical trials. Our internal research and development expenses decreased by $0.5 million in the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily to decreased personnel costs.

Marketing, General and Administrative Expenses. During the year ended December 31, 2017, our total marketing, general and administrative expenses were $1.2 million lower as compared to the year ended December 31, 2016 primarily due to reductions in overhead and personnel costs in the year ended December 31, 2017 of $1.2 million to support our ongoing corporate activities.

Investment Income. During the year ended December 31, 2017, investment income increased by $0.1 million primarily due to an increase in interest income of $0.1 million.

Other Expense, Net. During the year ended December 31, 2017, other expense, increased by $0.2 million as compared to the year ended December 31, 2016 primarily due to foreign currency remeasurement gain for cash denominated in Swiss Francs and the change in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015	Period-to-Period Change

Operating expenses:
Research and development	$18,869	$12,381	$6,488
General and administrative	9,836	8,489	1,347
Total operating expenses	28,705	20,870	7,835
Loss from operations	(28,705)	(20,870)	(7,835)
Other income (expense):
Investment income	193	144	49
Other expense, net	(14)	(651)	637
Total other income (expense)	179	(507)	686
Net loss	$(28,526)	$(21,377)	$(7,149)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Period-to-Period Change

External vonapanitase research and development expenses	$13,669	$8,580	$5,089
Internal research and development expenses	5,200	3,801	1,399
Total research and development expenses	$18,869	$12,381	$6,488

During the year ended December 31, 2016, our total research and development expenses increased by $6.5 million compared to the year ended December 31, 2015 primarily due to $5.1 million in increased external expenses. The increase of $5.1 million in external expenses was primarily driven by $3.9 million in increased expenses for our manufacturing pre-validation and $1.2 million in increased expenses for our ongoing clinical trials. Our internal research and development expenses increased by $1.4 million in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to increased personnel costs.

Marketing, General and Administrative Expenses. During the year ended December 31, 2016, our total marketing, general and administrative expenses were $1.3 million higher as compared to the year ended December 31, 2015 primarily due to additional overhead and personnel costs in the year ended December 31, 2016 of $1.6 million to support our ongoing corporate activities and offset by $0.3 million in lower expenses associated with being a public company.

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

 Liquidity and Capital Resources

Overview

Since our inception and through the year ended December 31, 2017, we had received $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of common stock under our at-the-market, or ATM, program with Cowen and Company, LLC. At December 31, 2017, our cash and cash equivalents and available-for-sale investments totaled $42.1 million.

Series A Preferred Financing

On August 2, 2017 we received net proceeds of approximately $21.5 million from the issuance of Series A convertible preferred stock to new and existing investors at a price per share of $1,000. In aggregate, we issued 22,000 shares of Series A convertible preferred stock, each share of which is convertible into approximately 1,005 shares of our Common Stock at a conversion price of $0.9949 per share.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we (i) conduct our clinical trials for vonapanitase, thereafter seeking marketing approval for vonapanitase assuming successful trial outcomes, and (ii) pursue development of vonapanitase for additional indications, including brachiocephalic arteriovenous fistulas and grafts. We may not be able to complete the development and initiate commercialization of vonapanitase if, among other things, our clinical trials are not successful, and the FDA does not approve vonapanitase or does not approve vonapanitase when we expect.

We believe that our cash and cash equivalents and available-for-sale investments as of December 31, 2017 will be sufficient to fund our operations into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities through this date.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;

•	the timing and costs of developing vonapanitase for additional indications, including PAD;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016

Net cash used in operating activities	$(22,352)	$(23,687)
Net cash (used in) provided by investing activities	(16,099)	19,916
Net cash provided by financing activities	23,049	208
Effect of exchange rate changes on cash	180	(76)
Net decrease in cash and cash equivalents	$(15,222)	$(3,639)

Comparison of the Years Ended December 31, 2017 and 2016

Net cash used in operating activities was $22.4 million for the year ended December 31, 2017 compared to $23.7 million for the year ended December 31, 2016. The decrease of $1.3 million in cash used in operating activities was primarily driven by a $2.7 million decrease in cash inflows related to changes in the components of working capital offset by an increase in our net loss of $1.4 million, as compared to the year ended December 31, 2016.

Net cash used in investing activities was $16.1 million for the year ended December 31, 2017 compared to $19.9 million provided in the year ended December 31, 2016. The change of $36.0 million in cash used in investing activities was primarily driven by a decrease in cash inflows of $43.0 million due to decreased proceeds from maturities and sale of investments offset by a decrease in cash outflows of $6.8 million due to decreased purchases of available-for-sale investments and a decrease in cash outflows of $0.2 million due to decreased capital equipment purchases as compared to the year ended December 31, 2016.

Net cash provided by financing activities for the year ended December 31, 2017 increased by $22.8 million compared to the year ended December 31, 2016 due to net proceeds of $21.5 million from our preferred equity financing in August 2017 and $1.3 million from the sale of Common Stock under our ATM program.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2017:

	Total		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases (1)		$477	270	207	-	-
Purchase Obligations (2)	CHF	7,600	5,700	1,900	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.
(2)	In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient, or API, in our lead product candidate, vonapanitase. Purchase obligations include contractual arrangements in the form of purchase orders with Lonza, where there is a fixed non-cancelable payment schedule. We have one purchase obligation of 7.6 million Swiss Francs for work performed during 2017 and 2018 totaling 5.7 million Swiss Francs and for work to be performed by the end of 2019 totaling 1.9 million Swiss Francs.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash equivalents and available-for-sale investments of $42.1 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public company accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report and incorporated by reference herein. An index of those consolidated financial statements is found in Item 15.

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

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive and Director Compensation

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

The other information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

Proteon Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proteon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proteon Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.

Boston, Massachusetts

March 14, 2018

Proteon Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,170	$36,392
Available-for-sale investments	20,971	4,925
Prepaid expenses and other current assets	1,339	1,438
Total current assets	43,480	42,755
Property and equipment, net	259	372
Other non-current assets	240	393
Total assets	$43,979	$43,520
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$291	$556
Accrued expenses	8,949	4,523
Total current liabilities	9,240	5,079
Total liabilities	9,240	5,079
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.001 per share, 22,000 and zero shares authorized, issued and outstanding at December 31, 2017 and 2016, respectively	21,523	-
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2017 and 2016; 17,674,729 and 16,603,559 shares issued and outstanding at December 31, 2017 and 2016, respectively	18	17
Additional paid-in capital	202,953	198,201
Accumulated deficit	(189,741)	(159,777)
Accumulated other comprehensive loss	(14)	-
Total stockholders’ equity	34,739	38,441
Total liabilities and stockholders’ equity	$43,979	$43,520

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$21,686	$18,869	$12,381
General and administrative	8,676	9,836	8,489
Total operating expenses	30,362	28,705	20,870
Loss from operations	(30,362)	(28,705)	(20,870)
Other income (expense):
Investment income	259	193	144
Other income (expense), net	139	(14)	(651)
Total other income (expense)	398	179	(507)
Net loss	$(29,964)	$(28,526)	$(21,377)
Foreign currency translation adjustment	$6	$-	$-
Unrealized (loss) gain on available-for-sale investments	(20)	11	(5)
Comprehensive loss	$(29,978)	$(28,515)	$(21,382)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(29,964)	$(28,526)	$(21,377)
Accretion of convertible preferred stock to redemption value	(6,747)	-	-
Net loss attributable to common stockholders	$(36,711)	$(28,526)	$(21,377)
Net loss per share attributable to common stockholders - basic and diluted	$(2.13)	$(1.72)	$(1.30)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,274,326	16,561,799	16,464,123

Supplemental disclosure of stock-based compensation expense and loss from currency forward contracts:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$1,109	$1,114	$650
General and administrative	2,118	2,229	1,514
Total	$3,227	$3,343	$2,164

Included in other expense, above, are the following amounts from forward foreign currency contracts:
Realized losses from forward foreign currency contracts	$-	$(61)	$(52)
Unrealized gains (losses) from forward foreign currency contracts	-	127	(537)
Total	$-	$66	$(589)

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Statements of Stockholders' Equity

(in thousands, except share and per share data)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2014	-	$-	16,448,455	$16	$192,324	$(109,874)	$(6)	$82,460
Exercise of common stock options	-	-	45,413	-	88	-	-	88
Issuance of common stock upon ESPP purchase	-	-	7,632	-	75	-	-	75
Stock-based compensation expense	-	-	-	-	2,164	-	-	2,164
Unrealized gain (loss) on short term investments	-	-	-	-	-	-	(5)	(5)
Net loss	-	-	-	-	-	(21,377)	-	(21,377)
Balance at December 31, 2015	-	$-	16,501,500	$16	$194,651	$(131,251)	$(11)	$63,405
Exercise of common stock options	-	-	97,521	1	196	-	-	197
Issuance of common stock upon ESPP purchase	-	-	4,538	-	11	-	-	11
Stock-based compensation expense	-	-	-	-	3,343	-	-	3,343
Unrealized gain on short term investments	-	-	-	-	-	-	11	11
Net loss	-	-	-	-	-	(28,526)	-	(28,526)
Balance at December 31, 2016	-	$-	16,603,559	$17	$198,201	$(159,777)	$-	$38,441
Issuance of Series A Convertible Preferred Stock, net of issuance costs	22,000	14,776	-	-	6,747	-	-	21,523
Accretion of Series A Convertible Preferred Stock		6,747			(6,747)	-	-	-
Exercise of common stock options	-	-	74,001	-	108	-	-	108
Issuance of common stock upon ESPP purchase	-	-	100,358	-	130	-	-	130
Issuance of common stock, net of issuance costs			896,811	1	1,287			1,288
Stock-based compensation expense	-	-			3,227	-	-	3,227
Other comprehensive loss	-	-	-	-	-	-	(14)	(14)
Net loss	-	-	-	-	-	(29,964)	-	(29,964)
Balance at December 31, 2017	22,000	$21,523	17,674,729	$18	$202,953	$(189,741)	$(14)	$34,739

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(29,964)	$(28,526)	$(21,377)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	148	123	57
Amortization of premium/discount on available-for-sale securities	(2)	131	651
Unrealized (gain) loss on forward foreign currency contracts included in net income	-	(127)	537
Foreign currency remeasurement (gain)/loss	(173)	76	75
Stock-based compensation	3,227	3,343	2,164
Changes in:
Prepaid expenses and other assets	297	246	(899)
Interest receivable	(46)	(26)	(32)
Accounts payable and accrued expenses	4,161	1,073	1,258
Net cash used in operating activities	(22,352)	(23,687)	(17,566)
Investing activities
Purchases of available-for-sale investments	(32,942)	(39,756)	(88,644)
Proceeds from maturities of available-for-sale investments	16,878	59,943	75,505
Proceeds from sale of available-for-sale investments	-	-	2,006
Purchase of property and equipment	(35)	(271)	(198)
Net cash (used in) provided by investing activities	(16,099)	19,916	(11,331)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,288	-	-
Proceeds from the issuance of Series A Convertible Preferred Stock, net of issuance costs	21,523	-	-
Proceeds from issuance of common stock under ESPP	130	11	75
Exercise of stock options	108	197	88
Net cash provided by financing activities	23,049	208	163
Effect of exchange rate changes on cash	180	(76)	(75)
Decrease in cash and cash equivalents	(15,222)	(3,639)	(28,809)
Cash and cash equivalents, beginning of period	36,392	40,031	68,840
Cash and cash equivalents, end of period	$21,170	$36,392	$40,031
Supplemental disclosure of non-cash investing and financing activities
Accretion of convertible preferred stock	$6,747	$-	$-

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

As of December 31, 2017, the Company had cash, cash equivalents and available-for-sale investments of $42.1 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019. The Company had an accumulated deficit of $189.7 million as of December 31, 2017.

2.	Summary of Significant Accounting Policies

At-The-Market Equity Offering Program

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company pays Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 16, 2017 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the year ended December 31, 2017, the Company sold 896,811 shares of Common Stock under the Sales Agreement for aggregate gross proceeds of $1.4 million, respectively. For the year ending December 31, 2017, total offering costs of $0.1 million were offset against the proceeds from the sale of common stock.

Series A Preferred Financing

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the investors an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Transaction”), for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. The Company closed this Transaction on August 2, 2017 (see Note 8).

On August 2, 2017, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”). On August 3, 2017, in accordance with the Registration Rights Agreement, the Company filed a registration statement on Form S-3 to register the common stock issuable upon conversion of the Preferred Shares. The registration statement became effective on August 21, 2017.

Basis of Presentation, Principles of Consolidation and Use of Estimates

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, forward foreign currency contracts (see Note 3), accounts payable, and accrued liabilities. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, available-for-sale investments and forward foreign currency contracts (see Note 3). There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2017 and 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective beginning January 1, 2018, with no early adoption permitted. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements, if any.

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

Short-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders' equity (deficit). The Company invests its excess cash balances primarily in government debt securities and money market funds with strong credit ratings and maturities of less than one year. There have been no realized gains and losses for the years ended December 31, 2017, 2016 and 2015.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in value of short-term investments for the years ended December 31, 2017, 2016 and 2015, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Asset	Estimated Useful Life (in years)
Computer equipment and software	3
Furniture, fixtures and other	5
Laboratory equipment	7

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 11 for further details.

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

Comprehensive Loss

Comprehensive loss consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's net loss equals comprehensive loss, net of any changes in the unrealized gains and losses of the Company's short-term investments, held as available-for-sale, and foreign currency translation for all periods presented.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date of December 31, 2017 to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2017 and events which occurred subsequently but were not recognized in the consolidated financial statements.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$11,662	$-	$-	$11,662
Government securities	20,971	-	-	20,971
Total	$32,633	$-	$-	$32,633

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$28,876	$-	$-	$28,876
Government securities	4,925	-	-	4,925
Total	$33,801	$-	$-	$33,801

As of December 31, 2017, and 2016, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at December 31, 2017 and 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Government securities
(Due within 1 year)	$20,991	$-	$(20)	$20,971
	$20,991	$-	$(20)	$20,971

December 31, 2016
Government securities
(Due within 1 year)	$4,924	$1	$-	$4,925
	$4,924	$1	$-	$4,925

4.	Derivative Financial Instruments

Beginning in May 2015 and through 2016, the Company purchased Swiss Francs and entered into a series of forward foreign currency contracts to mitigate its exposure to fluctuations in the U.S. dollar value of forecasted transactions denominated in Swiss Franc. The latter are considered derivative financial instruments that the Company records on the consolidated balance sheet at fair value. The Company elected not to apply hedge accounting to these instruments. As a result, during the year ended December 31, 2016, the Company experienced unrealized gains within other income (expense), net, in the consolidated statements of operations from the mark-to-market of outstanding forward foreign currency contracts. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

5.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2017	2016

Computer equipment and software	$192	$141
Furniture, fixtures, and other	302	318
Laboratory equipment	477	478
	971	937
Accumulated depreciation	(712)	(565)
Property and equipment, net	$259	$372

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.1 million, and $0.1 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2017	2016

Payroll and employee-related costs	$1,318	$1,139
Contracted service costs	7,218	2,891
Professional fees and other	413	493
Total	$8,949	$4,523

7.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of December 31, 2017 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd, or (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will issue purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of December 31, 2017, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $7.8 million at current exchange rates, for the manufacturing of three batches that commenced in July 2017 and one batch to commence by the end of 2019. As of December 31, 2017, nearly all of the services related to the three batches that commenced in July 2017 have been rendered under this purchase order.

Operating Leases

The Company has various non-cancellable operating leases for facilities and office equipment that expire at various dates through 2019. In August 2017, the Company entered into an Amendment (the “Lease Amendment”) to the existing Lease Agreement dated July 13, 2009 (the “Lease Agreement”), with Boston Properties Limited Partnership (“Lessor”) pursuant to which the Company has agreed to (i) extend the term of the lease for a period of fifteen (15) months from June 30, 2018 until September 30, 2019 and (ii) increase the Company’s office space under the Lease Agreement by 2,552 square feet of additional property for a total of approximately 7,500 square feet of property (the “Leased Property”). The Leased Property is located at 200 West St., Waltham, Massachusetts. In addition, the Company has the option to extend the term of the Lease Agreement for an additional one-year period upon the Company’s written notice to the Lessor at least six months prior to the expiration of the term. Rental expense for each of the years ended December 31, 2017, 2016 and 2015 was $0.2 million.

Future minimum payments required under operating leases as of December 31, 2017 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2018	$270
2019	207
Total minimum lease payments	$477

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of December 31, 2017, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

At December 31, 2017 and 2016, the Company had $22,000 and $14,000, respectively, in an outstanding letter of credit to be used as collateral for leased premises. At December 31, 2017 and 2016, the Company pledged an aggregate of $22,000 and $14,000, respectively, to the bank as collateral for the letter of credit, which is included in other non-current assets.

8.	Series A Preferred Financing

On August 2, 2017, the Company issued and sold 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred”), for a purchase price of $1,000 per share, or aggregate purchase price and gross proceeds of $22.0 million, all upon the terms and conditions set forth in the Securities Purchase Agreement dated as of June 22, 2017. The Company incurred $0.5 million of issuance costs in connection with the transaction. Each share of Series A Preferred is convertible into approximately 1,005 shares of the Company’s Common Stock at a conversion price of $0.9949 per share, in each case subject to adjustment for any stock splits, stock dividends and similar events, provided that any conversion of Series A Preferred by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own more than 9.985% of the total number of shares of Common Stock issued and outstanding after giving effect to such conversion.

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

Dividends

Holders of the Series A Preferred Stock are entitled to receive dividends, if and when declared by the Board of Directors.

Liquidation Preference

Holders of the Series A Preferred Stock have preference in the event of a liquidation or dissolution of the Company equal to $0.001 per share, plus any declared dividends.

Thereafter, the Holders of the shares of Series A Preferred Stock shall share ratably in any distributions and payments of any remaining assets of the Company, on an as converted basis, with the holders of Common Stock.

Voting Rights

Except for matters with specific voting rights as provided in the Series A Preferred Stock Purchase Agreement, the Holders of shares of Series A Preferred Stock have no voting rights.

9.	Common Stock

General

At December 31, 2017, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 17,674,729 shares were issued and outstanding.

Reserved for Future Issuance

The Company has the following shares of Common Stock reserved for future issuance:

	December 31,	December 31,
	2017	2016

Conversion of Series A Preferred Stock	22,112,775	-
Stock-based compensation awards	3,572,457	2,982,470
Employee Stock Purchase Plan	192,463	292,821
Total	25,877,695	3,275,291

10.	Stock-based Compensation

On August 21, 2014, the Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) and the 2006 Equity Incentive Plan (the “2006 Plan”). On October 3, 2014, the stockholders approved these plans. The stockholders also approved an amendment to the 2014 Plan on July 31, 2017.

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

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Research and development	$1,109	$1,114	$650
General and administrative	2,118	2,229	1,514
Total	$3,227	$3,343	$2,164

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31,
	2017	2016	2015
Weighted average expected volatility	94.5%	84.4%	79.8%
Expected term (in years)	6.06	6.05	6.11
Risk free interest rate	2.09%	1.45%	1.76%
Expected dividend yield	0%	0%	0%

Stock options issued to non-employees are accounted for using the fair value method of accounting; they are periodically revalued as the options vest and are recognized as expense over the related service period. The total expense related to all options granted to non-employees for the years ended December 31, 2017, 2016 and 2015 was $0, $0 and $2,000, respectively.

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,166,254	$8.55	7.1	$124
Granted	719,337	$1.99
Exercised	(74,001)	$1.45
Forfeited	(30,272)	$10.69
Expired	(100,246)	$2.60
Outstanding at December 31, 2017	2,681,072	$7.18	6.8	$121
Exercisable at December 31, 2017	1,495,789	$8.18	5.9	$85
Vested or expected to vest at December 31, 2017 (1)	2,681,072	$7.18	6.8	$121

____________________

(1) Represents the number of vested options at December 31, 2017 plus the number of unvested options expected to vest based on the unvested options outstanding at December 31, 2017.

During the year ended December 31, 2017, the Company granted stock options to purchase an aggregate of 719,337 shares of its Common Stock with a weighted-average grant date fair value of $1.99. During the year ended December 31, 2016, the Company granted stock options to purchase an aggregate of 132,495 shares of its Common Stock with a weighted-average exercise price of $7.11 and a weighted-average grant date fair value of $5.08. During the year ended December 31, 2015, the Company granted stock options to purchase an aggregate of 1,010,256 shares of its Common Stock with a weighted-average grant date fair value of $9.34

The total intrinsic value of options exercised in the years ended December 31, 2017 and 2016 was $27,000 and $0.6 million, respectively. As of December 31, 2017, there was $4.2 million of total unrecognized compensation cost related to employee non-vested stock options. The total unrecognized compensation cost for employee awards will be adjusted for future forfeitures. The Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 1.95 years.

Employee Stock Purchase Plan

The 2014 ESPP initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of December 31, 2017, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The Company’s Board of Directors has determined there was to be no increase on January 1, 2018. The sixth offering under the 2014 ESPP began on July 1, 2017 and ended on December 31, 2017. During the years ended December 31, 2017 and 2016, 100,358 and 4,538 shares, respectively, were issued under the 2014 ESPP resulting in 192,463 shares remaining for future issuance under the plan as of December 31, 2017. The Company incurred $0.1 million and $0.1 million in stock-based compensation expense related to the 2014 ESPP for the years ended December 31, 2017 and 2016, respectively.

11.	Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(24,803)	$(15,860)	$(21,377)
Foreign	(5,161)	(12,666)	-
Loss before income taxes	$(29,964)	$(28,526)	$(21,377)

For the years ended December 31, 2017, 2016, 2015, the Company has not recorded a provision for federal or state income taxes as it has had net operating losses since inception.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit using U.S. federal statutory rate	$(10,186)	$(9,696)	$(7,315)
Permanent differences	4	430	260
Stock Compensation - Perm Items	689	-	-
R&D Credit -Perm Items	1,751	1,437	1,310
State income taxes, net of federal benefit	(853)	(498)	(808)
Tax credits	(5,495)	(4,846)	(4,219)
Change in valuation allowance	(54,319)	8,804	9,782
Foreign rate differential	1,752	4,304	-
Rate change	2,202	-	-
382 Limitation	64,975	-	-
Other	(520)	65	990
	$-	$-	$-

The significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2017	2015	2014
Net operating loss carryforwards	$2,651	$42,156	$34,488
Federal and state tax credits	2,244	21,223	16,404
Accrued expenses	399	544	27
Patents	191	360	443
Stock-based compensation	1,262	1,353	596
Other	202	320	276
	6,949	65,956	52,234
Valuation allowance	(6,949)	(65,956)	(52,234)
Net deferred tax asset	$-	$-	$-

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, management of the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017, 2016, and 2015.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”) tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a decrease in net deferred tax asset of $2.2 million and a corresponding reduction in the valuation allowance against these assets. There is no impact to income tax expense. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 consolidated financial statements. Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the "IRS") and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code (“§382 limitation”). This could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company's value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. On August 2, 2017, the Company completed a financing transaction for $22.0 million. As a result of this transaction, the company performed a study to review the application of IRC §382 and §383 to the Company. It was determined there was an ownership change as of the date of this financing and the Company’s NOLs generated prior to August 2, 2017 would be fully limited. Therefore, the NOLs and credits generated prior to August 2, 2017 have been written down to zero. This represents a decrease in Federal NOLs of approximately $107.3 million ($34.1 million tax affected) and a decrease in federal credits of $23.8 million. State NOLs and credits were also fully limited as a result of this ownership change. The state NOLs were reduced by approximately $5.0 million and credits were reduced by $2.1 million.

As a result of current year activity, the valuation allowance increased by approximately $13.1 million during the year ended December 31, 2017. This was due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses. However, this increase was offset by a reduction of $65.0 million due the §382 limitation and a reduction of $2.2 million due to the change in tax rate. Therefore, there was an overall decrease to the valuation allowance of $54.1 million. The valuation allowance increased by approximately $8.8 million during the year ended December 31, 2016, due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses. The valuation allowance increased by approximately $9.8 million during the year ended December 31, 2015, due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses.

Subject to the limitations described above, as of December 31, 2017, 2016, and 2015, the Company has net operating loss carryforwards of approximately $10.6 million, $101.4 million, and $94.2 million, respectively, to offset future federal taxable income, which will expire during 2037. As of December 31, 2017, 2016, and 2015, the Company has state net operating loss carryforwards of approximately $6.8 million, $53.0 million, and $46.4 million, respectively, to offset future state taxable income, which will expire at various times between 2032 and 2037. As of December 31, 2017, 2016 and 2015, the Company has tax credit carryforwards of approximately $2.3 million, $21.8 million and $16.9 million, respectively, to offset future federal and state income taxes, which will expire at various times between 2022 and 2037.

The Company had no unrecognized tax benefits or related interest and penalties accrued during the years ended December 31, 2017, 2016, and 2015. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to U.S. federal income tax and primarily Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2014 through 2017, although carryforward attributes that were generated prior to tax year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

The Company has adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses were increased by $0.6 million. These amounts were offset by a corresponding increase in the valuation allowance.

12.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the years ended December 31, 2017, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Outstanding stock options	2,681,072	2,166,254	2,200,369
Convertible preferred stock	22,112,775	-	-
	24,793,847	2,166,254	2,200,369

13.	Quarterly Financial Information (unaudited, in thousands, except share and per share data)

The following table contains selected quarterly financial information from 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses	$6,480	$5,986	$12,306	$5,590
Net loss attributable to common stockholders	(6,498)	(5,608)	(19,054)	(5,551)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.39)	$(0.33)	$(1.08)	$(0.33)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	16,636,201	17,207,672	17,619,418 (a)	17,619,418

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses	$6,819	$7,854	$7,166	$6,866
Net loss attributable to common stockholders	(6,552)	(7,905)	(7,107)	(6,962)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.40)	$(0.48)	$(0.43)	$(0.42)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	16,507,586	16,561,239	16,582,276	16,595,502

(a)  Adjusted to correct an immaterial error in the weighted-average share calculation in the Company's Form 10-Q as of September 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEON THERAPEUTICS, INC.

By: /s/ Timothy P. Noyes	March 14, 2018
Timothy P. Noyes President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy P. Noyes	President, Chief Executive Officer and Director	March 14, 2018
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Senior Vice President, Chief Financial Officer,	March 14, 2018
George A. Eldridge	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Paul J. Hastings	Chairman and Director	March 14, 2018
Paul J. Hastings

/s/ Hubert Birner	Director	March 14, 2018
Hubert Birner, Ph.D.

/s/ Garen Bohlin	Director	March 14, 2018
Garen Bohlin

/s/ Scott A. Canute	Director	March 14, 2018
Scott Canute

/s/ John G. Freund, M.D.	Director	March 14, 2018
John G. Freund, M.D.

/s/ Tim Haines	Director	March 14, 2018
Tim Haines
/s/ Stuart A. Kingsley
Stuart A. Kingsley	Director	March 14, 2018

/s/ Jonathan Leff	Director	March 14, 2018
Jonathan Leff

EXHIBIT INDEX

Exhibit No.		Description
3.1		Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).

3.2		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on August 3, 2017).

3.3		Second Amended and Restated By-laws of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

4.2		Fifth Amended and Restated Investors’ Rights Agreement, dated June 22, 2017, by and among Proteon Therapeutics, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.18 of Current Report on Form 8-K, filed on June 23, 2017).

4.3		Registration Rights Agreement, dated as of August 2, 2017 by and between Proteon Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on August 3, 2017).

10.1	†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.2	†	Letter Agreement by and between the Company and F. Nicholas Franano, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.3		Lease Agreement by and between the Company and Boston Properties Limited Partnership, dated July 13, 2009, as amended by that Amendment No. 1 dated September 14, 2012, as amended by that Amendment No. 2 dated October 17, 2013, as amended by that Amendment No. 3 dated August 4, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.4		Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.5		Assignment of Patent made and entered into as of December 30, 2002, by and between F. Nicholas Franano and Proteon Therapeutics, L.L.C (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.6		Letter Agreement, dated October 1, 2010, among the National Institutes of Health, F. Nicholas Franano and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.7		Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.8		Quitclaim Deed, dated January 17, 2011, by F. Nicholas Franano to the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.9	†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company's 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.10	†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.11	†	Amended and Restated Employment Agreement by and between the Company and Timothy P. Noyes, dated October 1, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.12	†	Amended and Restated Employment Agreement by and between the Company and Steven Burke, dated October 1, 2014 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.13	†	Amended and Restated Employment Agreement by and between the Company and George Eldridge, dated October 1, 2014 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.14	†	Amended and Restated Employment Agreement by and between the Company and Daniel Gottlieb, dated October 1, 2014 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.15		Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2014).

10.16		Manufacturing Services Agreement by and between the Company and Lonza Ltd, dated as of June 30, 2015 and signed July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 12, 2015).

10.17	‡	Amendment to Manufacturing Services Agreement by and between the Company and Lonza LTD entered into on January 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 9, 2016).

10.18	†	Amendment No. 1 to Employment Agreement by and between the Company and George Eldridge dated as of March 15, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 16, 2017).

10.19		Securities Purchase Agreement, dated as of June 23, 2017, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.20 of Current Report on Form 8-K, filed on June 23, 2017).

10.20	†	Amended and Restated 2014 Equity Incentive Plan of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on August 3, 2017).

10.21		Fourth Amendment to Lease by and between Proteon Therapeutics, Inc. and Boston Properties Limited Partnership, dated August 17, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 7, 2017).

21.1	*	List of Subsidiaries.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	***	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016, and 2015; (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (v) the notes to the Consolidated Financial Statements.

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

