Form 10-K/A
period 2017-12-31
PROTEON THERAPEUTICS INC
filed 2018-03-28
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

1

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

2

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Proteon Therapeutics, Inc.’s Annual Report on Form 10-K (the “Amended Filing”) for the period ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original 10-K”). This Amended Filing is being filed to amend Item 6 (Selected Financial Data) of the Original 10-K solely to correct scrivener’s errors in the presentation of interest expense in the selected consolidated statements of operations data for each of the years ended December 31, 2014 and 2013 and the table of selected consolidated balance sheet data at December 31, 2015, 2014 and 2013 included in such Item 6. No other items are being amended except as described in this Explanatory Note and this Amended Filing does not reflect any events occurring after the date of the Original 10-K.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

3

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

	Proteon Therapeutics, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenue	$-	$-	$-	$2,948	$-
Operating expenses:
Research and development	21,686	18,869	12,381	6,432	3,994
General and administrative	8,676	9,836	8,489	4,096	3,128
Total operating expenses	30,362	28,705	20,870	10,528	7,122
Loss from operations	(30,362)	(28,705)	(20,870)	(7,580)	(7,122)
Other income (expense):
Investment income	259	193	144	24	4
Interest expense	-	-	-	(857)	(861)
Other income (expense)	139	(14)	(651)	5,071	67
Total other income (expense)	398	179	(507)	4,238	(790)
Net loss	$(29,964)	$(28,526)	$(21,377)	$(3,342)	$(7,912)
Foreign currency translation adjustment	$6	$-	$-	$-	$-
Unrealized (loss) gain on available-for-sale investments	(20)	11	(5)	(6)	(1)
Comprehensive loss	$(29,978)	$(28,515)	$(21,382)	$(3,348)	$(7,913)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(29,964)	$(28,526)	$(21,377)	$(3,342)	$(7,912)
Accretion of redeemable convertible preferred stock to redemption value	-	-	-	(6,353)	(6,119)
Accretion of convertible preferred stock to redemption value	(6,747)	-	-	-	-
Net loss attributable to common stockholders	$(36,711)	$(28,526)	$(21,377)	$(9,695)	$(14,031)
Net loss per share attributable to common stockholders - basic and diluted	$(2.13)	$(1.72)	$(1.30)	$(3.16)	$(59.66)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,274,326	16,561,799	16,464,123	3,064,507	235,184

Supplemental disclosure of stock-based compensation expense:

Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:

Research and development	$1,109	$1,114	$650	$114	$106
General and administrative	2,118	2,229	1,514	345	49
Total	$3,227	$3,343	$2,164	$459	$155

4

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$42,141	$41,317	$65,263	$83,595	$5,152
Working capital	34,240	37,676	62,475	82,263	(4,438)
Total assets	43,979	43,520	67,538	84,798	5,659
Convertible preferred stock	21,523	-	-	-	-
Preferred stock	-	-	-	-	96,405
Common stock and additional paid-in-capital	202,971	198,218	194,667	192,340	-
Total stockholders’ equity (deficit)	34,739	38,441	63,405	82,460	(100,514)

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEON THERAPEUTICS, INC.

By: /s/ George A. Eldridge	March 28, 2018
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

6

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits filed herewith

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

7