Form 10-Q
period 2018-03-31
PROTEON THERAPEUTICS INC
filed 2018-05-09
CIK 1359931

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

 or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

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

As of April 30, 2018 there were 17,674,729 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

•	our estimates regarding the amount of funds we require to complete our Phase 3 clinical trial for vonapanitase;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	whether and when we may submit a Biologics License Application, a Marketing Authorization Application or similar drug or biologic regulatory filings;

•	whether we will need to conduct any additional studies after our Phase 3 trials;

•	our estimates regarding the amount of funds required to fund operations into the fourth quarter of 2019;

•	our plans to fund our chemistry, manufacturing and controls;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimate of when we will require additional funding;

•	our plans to commercialize and bring vonapanitase to market;

•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;

•	whether we may conduct a clinical trial of vonapanitase in Europe and the timing of the results;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the improvement of vascular access outcomes;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our search for additional product opportunities;

•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

•	timing to recruit and expand our employee base and sales force, both in and outside the United States;

•	plans to initiate or continue Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

•	the reimbursement of vonapanitase;

•	our research and development costs;

•	the sufficiency of existing facilities to meet our needs;

•	our estimates regarding general and administrative costs and salary and personnel costs, costs associated with preparation for commercial operations and costs associated with being a public company;

•	our intellectual property position;

•	our plans to seek patent protection in available countries;

•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity and our ability to obtain and maintain other forms of exclusivity relevant to our business;

•	our reliance on and the expected performance of our third party suppliers and manufacturers;

•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates;

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future; and

•	the continued adoption of stock trading plans by employees, including executive officers.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$25,356	$21,170
Available-for-sale investments	11,462	20,971
Prepaid expenses and other current assets	1,215	1,339
Total current assets	38,033	43,480
Property and equipment, net	236	259
Other non-current assets	240	240
Total assets	$38,509	$43,979
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,016	$291
Accrued expenses	2,004	8,949
Total current liabilities	9,020	9,240
Total liabilities	9,020	9,240
Commitments and contingencies (Note 4)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.001 per share, 22,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	21,523	21,523
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 17,674,729 shares issued and outstanding at March 31, 2018 and December 31, 2017	18	18
Additional paid-in capital	203,774	202,953
Accumulated deficit	(195,822)	(189,741)
Accumulated other comprehensive loss	(4)	(14)
Total stockholders’ equity	29,489	34,739
Total liabilities and stockholders’ equity	$38,509	$43,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$4,071	$4,246
General and administrative	2,294	2,234
Total operating expenses	6,365	6,480
Loss from operations	(6,365)	(6,480)
Other income (expense):
Investment income	92	32
Other income (expense), net	192	(50)
Total other income (expense)	284	(18)
Net loss	$(6,081)	$(6,498)
Foreign currency translation adjustment	$2	$-
Unrealized gain on available-for-sale investments	8	-
Comprehensive loss	$(6,071)	$(6,498)
Net loss attributable to common stockholders	$(6,081)	$(6,498)
Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.39)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,674,729	16,636,201

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$267	$298
General and administrative	554	547
Total	$821	$845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(6,081)	$(6,498)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	32	40
Amortization of premium/discount on available-for-sale securities	3	4
Foreign currency remeasurement gain	(136)	(59)
Stock-based compensation	821	845
Changes in:
Prepaid expenses and other assets	125	278
Accounts payable and accrued expenses	(220)	(2,056)
Net cash used in operating activities	(5,456)	(7,446)
Investing activities
Proceeds from maturities of available-for-sale investments	7,515	4,920
Proceeds from sale of available-for-sale investments	1,999	-
Purchase of property and equipment	(9)	(6)
Net cash provided by investing activities	9,505	4,914
Financing activities
Proceeds from issuance of common stock, net of issuance costs	-	105
Exercise of stock options	-	108
Net cash provided by financing activities	-	213
Effect of exchange rate changes on cash	137	59
Increase (decrease) in cash, cash equivalents and restricted cash	4,186	(2,260)
Cash, cash equivalents and restricted cash, beginning of period	21,192	36,406
Cash, cash equivalents and restricted cash, end of period	$25,378	$34,146

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

As of March 31, 2018, the Company had cash, cash equivalents and available-for-sale investments of $36.8 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019. The Company had an accumulated deficit of $195.8 million as of March 31, 2018.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company pays Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 14, 2018 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the year ended December 31, 2017, the Company sold 896,811 shares of Common Stock under the Sales Agreement for aggregate gross proceeds of $1.4 million offset by total offering costs of $0.1 million. The Company did not sell any shares of Common Stock under the Sales Agreement during the three months ended March 31, 2018.

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the investors an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement (the “Series A Financing”). The Company closed the Series A Financing on August 2, 2017 (see Note 5).

Pursuant to the Series A Financing, on August 2, 2017, the Company entered into a registration rights agreement with the holders of the Series A Preferred (the “Registration Rights Agreement”). On August 3, 2017, in accordance with the Registration Rights Agreement, the Company filed a registration statement on Form S-3 to register the common stock issuable upon conversion of the Preferred Shares. The registration statement became effective on August 21, 2017.

2.	Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2018.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale investments, accounts payable, and accrued liabilities. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available under the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and available-for-sale investments. There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2018 and 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was effective beginning January 1, 2018, with early adoption permitted. The Company adopted ASU 2017-09 during the quarter ended March 31, 2018. The adoption did not have a material impact on the condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which required the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. The Company adopted ASU 2016-15 during the quarter ended March 31, 2018. The adoption did not have a material impact on the condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 during the quarter ended March 31, 2018. The adoption did not have a material impact on the condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statement of cash flows by $22,000 and $14,000 respectively, and the ending balances by $22,000 and $14,000, respectively, for the three months ended March 31, 2018 and 2017.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of March 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$16,481	$-	$-	$16,481
Government securities	11,462	-	-	11,462
Total	$27,943	$-	$-	$27,943

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$11,662	$-	$-	$11,662
Government securities	20,971	-	-	20,971
Total	$32,633	$-	$-	$32,633

As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
Government securities
(Due within 1 year)	$11,475	$-	$(13)	$11,462
	$11,475	$-	$(13)	$11,462

December 31, 2017
Government securities
(Due within 1 year)	$20,991	$-	$(20)	$20,971
	$20,991	$-	$(20)	$20,971

4.	Commitments and Contingencies

In July 2015, the Company entered into a manufacturing services agreement with Lonza Ltd, or (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient (“API”) in its lead product candidate, vonapanitase. Under the agreement, the Company will issue purchase orders authorizing Lonza to manufacture API batches and will pay for the services and batches in accordance with terms and assumptions in the agreement and to be set forth in a project plan. As of March 31, 2018, the Company has issued a purchase order for 7.6 million Swiss Francs, approximately $8.0 million at current exchange rates, for the manufacturing of three batches that commenced in July 2017 and one batch to commence by the end of 2019. As of March 31, 2018, all of the services related to the three batches that commenced in July 2017 have been rendered under this purchase order.

Future minimum payments required under operating leases as of March 31, 2018 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2018	204
2019	207
Total minimum lease payments	$411

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of March 31, 2018, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

As of March 31, 2018 and December 31, 2017, the Company had $22,000 in an outstanding letter of credit to be used as collateral for leased premises. As of March 31, 2018 and December 31, 2017, the Company pledged an aggregate of $22,000 to the bank as collateral for the letter of credit, which is included in other non-current assets.

5.	Series A Preferred Financing

On August 2, 2017, the Company issued and sold 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred”), for a purchase price of $1,000 per share, or aggregate purchase price and gross proceeds of $22.0 million, all upon the terms and conditions set forth in the Securities Purchase Agreement dated as of June 22, 2017. The Company incurred $0.5 million of issuance costs in connection with the transaction. Each share of Series A Preferred is convertible into approximately 1,005 shares of the Company’s Common Stock at a conversion price of $0.9949 per share, in each case subject to adjustment for any stock splits, stock dividends and similar events, provided that any conversion of Series A Preferred by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would beneficially own more than 9.985% of the total number of shares of Common Stock issued and outstanding after giving effect to such conversion.

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

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,681,072	$7.18	6.8	$121
Granted	1,790,000	$2.65
Exercised	-
Forfeited	(83,433)	$5.82
Expired	(6,702)	$2.38
Outstanding at March 31, 2018	4,380,937	$5.37	8.0	$678
Exercisable at March 31, 2018	1,716,700	$7.76	6.0	$232
Vested or expected to vest at March 31, 2018 (1)	4,380,937	$5.37	8.0	$678

__________________________

(1) Represents the number of vested options at March 31, 2018 plus the number of unvested options expected to vest based on the unvested options outstanding at March 31, 2018.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors determined there was to be no increase on January 1, 2018. As of March 31, 2018, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The seventh offering under the 2014 ESPP began on January 1, 2018 and ends on June 30, 2018. No shares were issued during the three months ended March 31, 2018 under the 2014 ESPP. The Company incurred $24,000 and $52,000 in stock-based compensation expense related to the 2014 ESPP for the three months ended March 31, 2018 and 2017, respectively.

Common Stock

The Company has the following shares of Common Stock reserved for future issuance:

	March 31, 2018	December 31, 2017

Conversion of Series A Preferred Stock	22,112,775	22,112,775
Stock-based compensation awards	5,073,822	3,572,457
Employee Stock Purchase Plan	192,463	192,463
Total	27,379,060	25,877,695

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three months ended March 31, 2018 and 2017.

8.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Outstanding stock options	4,380,937	2,751,595
Outstanding ESPP shares	55,716	91,740
Convertible preferred stock	22,112,775	-
	26,549,428	2,843,335

9.	Subsequent Events

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase in patients undergoing creation of an arteriovenous fistula support that a one-time, local application of vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve fistula use for hemodialysis and secondary patency (time to fistula abandonment), thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are currently evaluating vonapanitase in our second Phase 3 trial, PATENCY-2, for vonapanitase in radiocephalic fistulas, our initial indication. Following our review of the complete data sets from our first Phase 3 trial, PATENCY-1 and discussions with the U.S. Food and Drug Administration, or FDA, we amended the protocol for the PATENCY-2 trial in the first quarter of 2017. The protocol amendment reordered the existing endpoints for this ongoing trial, establishing fistula use for hemodialysis and secondary patency as co-primary endpoints. We also increased the planned enrollment for this trial from 300 to 600 patients. The increased sample size provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. We received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p-value ≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted prior to submitting the BLA. Vonapanitase also received Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. In March 2018, we completed the enrollment of 603 treated patients in the PATENCY-2 trial at 39 centers in the U.S. and Canada. We expect to report top-line data from the PATENCY-2 trial in March 2019 and, if the PATENCY-2 trial is successful, we expect to submit a BLA to the FDA in 2019. We further expect to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in 2020 if the PATENCY-2 trial is successful.

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

As of March 31, 2018, we had received an aggregate of $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of March 31, 2018, we had an accumulated deficit of $195.8 million and our net loss for the three months ended March 31, 2018 was $6.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at March 31, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from the PATENCY-2 trial, our second Phase 3 trial of vonapanitase in radiocephalic fistulas, and to fund our ongoing development and chemistry, manufacturing and controls, or CMC, activities.

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

Recent Developments

On May 4, 2018, we entered into an amendment (the “Amendment”) to our Manufacturing Services Agreement dated as of June 30, 2015 and signed on July 9, 2015 (as previously amended, the “Lonza Agreement”) with Lonza Ltd. (“Lonza”) for the commercial supply of the active pharmaceutical ingredient in our lead product candidate, vonapanitase. The Amendment extends the term of the Lonza Agreement for a period of seven (7) years from June 30, 2022 until June 30, 2029. The Amendment also allows for termination of the Lonza Agreement by either party upon 36 months’ prior written notice to the other party, provided that the Company shall not exercise this termination right before January 1, 2020 and Lonza shall not exercise this termination right before January 1, 2023. In addition, the Amendment implements a change in the price per batch to be supplied by Lonza pursuant to the Agreement and provides that, contingent upon the approval of the product by the FDA, we are required to place orders for a minimum quantity of batches commencing in calendar year 2022. The parties further agreed to adjust the limitations of liability to cover the proposed manufacturing schedule and to replace the outstanding purchase obligation for one batch scheduled to commence before the end of 2019 with the right to make one batch, at our request, coincident with a pre-approval inspection of Lonza by the FDA.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Our current development activities and future plans include the following:

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

Other Income (Expense), Net

Other income (expense), net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency. This foreign currency exposure is the result of a contract with the manufacturer of active pharmaceutical ingredient, or API for our lead product candidate, vonapanitase, which requires us to make payments in Swiss Francs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to clinical trial accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2018	2017	Change

Operating expenses:
Research and development	$4,071	$4,246	$(175)
General and administrative	2,294	2,234	60
Total operating expenses	6,365	6,480	(115)
Loss from operations	(6,365)	(6,480)	115
Other income (expense):
Investment income	92	32	60
Other income (expense) , net	192	(50)	242
Total other income (expense)	284	(18)	302
Net Loss	$(6,081)	$(6,498)	$417

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2018	2017	Change

External vonapanitase research and development expenses	$2,923	$2,927	$(4)
Internal research and development expenses	1,148	1,319	(171)
Total research and development expenses	$4,071	$4,246	$(175)

During the three months ended March 31, 2018, our total research and development expenses decreased by $0.2 million compared to the three months ended March 31, 2017 primarily due to $0.2 million in decreased internal research and development expenses in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to decreased personnel costs.

Marketing, General and Administrative Expenses. During the three months ended March 31, 2018, our total marketing, general and administrative expenses were $0.1 million higher as compared to the three months ended March 31, 2017 primarily due to increases in overhead and personnel costs in the three months ended March 31, 2018 of $0.1 million to support our ongoing corporate activities.

Investment Income. During the three months ended March 31, 2018 investment income increased by $0.1 million as compared to the three months ended March 31, 2017 primarily due to an increase in investment income of $0.1 million.

Other Expense, Net. During the three months ended March 31, 2018, other expense, net, increased by $0.2 million as compared to the three months ended March 31, 2017 primarily due to foreign currency remeasurement gain for cash denominated in Swiss Francs.

 Liquidity and Capital Resources

Since our inception and through the three months ended March 31, 2018, we had received $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC. As of March 31, 2018, our cash and cash equivalents and available-for-sale investments totaled $36.8 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2018 will be sufficient to fund our operations into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities through this date.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;

•	the timing and costs of developing vonapanitase for additional indications, including PAD;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(5,456)	$(7,446)
Net cash provided by investing activities	9,505	4,914
Net cash provided by financing activities	-	213
Effect of exchange rate changes on cash	137	59
Net increase (decrease) in cash and cash equivalents	$4,186	$(2,260)

Comparison of the Three Months Ended March 31, 2018 and 2017

Net cash used in operating activities was $5.5 million for the three months ended March 31, 2018 compared to $7.5 million for the three months ended March 31, 2017. The decrease of $2.0 million in cash used in operating activities was primarily driven by a $1.6 million decrease in cash outflows related to changes in the components of working capital combined with a decrease in our net loss of $0.4 million, as compared to the three months ended March 31, 2017.

Net cash provided by investing activities was $9.5 million for the three months ended March 31, 2018 compared to $4.9 million provided in the three months ended March 31, 2017. The change of $4.6 million in cash provided by investing activities was driven by an increase in cash inflows of $4.6 million due to increased proceeds from maturities and sales of available-for-sale investments.

Net cash provided by financing activities for the three months ended March 31, 2018 decreased by $0.2 million compared to the three months ended March 31, 2017 due to there being no issuances of Common Stock or exercises of stock options during the three months ended March 31, 2018, as compared to $0.1 million of proceeds from the issuance of Common Stock, net of issuance costs and $0.1 million of proceeds from the exercise of stock options during the three months ended March 31, 2017.

 Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period as of March 31, 2018 (in thousands):

	Total		Less than 1 Year		1 to 3 Years		3 to 5 Years	More than 5 Years
Operating Leases (1)		$411		$273		$138	-	-
Purchase Obligations (2)	CHF	7,600	CHF	5,700	CHF	1,900	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.
(2)	In July 2015, we entered into a manufacturing services agreement with Lonza Ltd (“Lonza”) for the processing, development and manufacturing of the active pharmaceutical ingredient, or API, in our lead product candidate, vonapanitase. We have one purchase obligation of 7.6 million Swiss Francs for work started during 2017 and completed in 2018 totaling 5.7 million Swiss Francs and for work to be performed by the end of 2019 totaling 1.9 million Swiss Francs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had cash equivalents and available-for-sale investments of $36.8 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of March 31,2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $30.0 million and $28.5 million for the years ended December 31, 2017 and 2016, respectively and $6.1 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $195.8 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2018, our cash, cash equivalents and available-for-sale investments were $36.8 million. Our research and development expenses were $4.1 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

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

In general, the FDA requires two adequate and well-controlled clinical trials to demonstrate the effectiveness of a product candidate. In December 2016, we announced that our first Phase 3 clinical trial did not meet its primary endpoint of improved primary unassisted patency compared to placebo (p=0.254). Based on our interactions with the FDA, we believe that, if the results for each of the co-primary endpoints of our second Phase 3 clinical trial show statistical significance (p≤0.05), our second Phase 3 trial together with data from previously completed studies will provide the basis for a BLA submission for vonapanitase to the FDA. However, even with robust p-values, there is no guarantee that the results of the second Phase 3 trial will be sufficient for a BLA submission, filing or approval, and the FDA, EMA or other foreign regulatory authorities may require that we conduct additional trials.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, EMA and other foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

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

If the PATENCY-2 trial is successful, we would expect to submit a Marketing Authorization Application, or MAA, to the EMA in 2020. However, based on additional data including the data from the PATENCY-2 trial and assuming sufficient funds become available, we may decide to commence a clinical trial of vonapanitase in Europe for patients undergoing creation of radiocephalic fistulas. If we decide to commence a clinical trial of vonapanitase in Europe, we expect results from this trial to be available two to three years after the first patient is enrolled. Obtaining an approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of vonapanitase or any additional product candidates in those countries.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of March 31, 2018 we own 39 issued patents and own 20 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Our executive offices are located in Waltham, Massachusetts, and our API is manufactured at Lonza’s facility located in Visp, Switzerland. We expect that Lonza plans to utilize this facility in the future to support commercial production if our product candidate is approved. We have manufactured our entire finished product for the ongoing Phase 3 clinical trial of vonapanitase and currently store the finished product in only one location. Extended delays in our Phase 3 clinical trial causing us to need to manufacture new clinical supply would cause a significant disruption in our operations and cause us to incur unexpected costs to manufacture new finished product. In addition, we have completed three drug substance process validation runs at Lonza’s facility in Visp, Switzerland and currently store such material in only one location. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. If the current manufacturing facility or any future facility, stored product or equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug and biologic development programs or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of vonapanitase or any additional product candidates could be delayed. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and detrimentally impact our business or result in significant legal and financial exposure and/or reputational harm.

In addition, while we select third-party vendors and business partners carefully and routinely evaluate the cybersecurity of our CROs and other key vendors, we do not control their actions. Any problems caused by these third parties, including those resulting from cyber attacks and security breaches at a vendor, could result in material delays in our development programs and regulatory approval efforts and adversely affect our business. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

We have entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, for the offer and sale of up to $40 million in aggregate amount of our Common Stock from time to time through Cowen, as our sales agent, pursuant to a Registration Statement on Form S-3 which became effective on January 12, 2016. We filed a prospectus supplement on March 14, 2018 because we are currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Registration Statement. Cowen is not required to sell any specific number or dollar amount of shares of our Common Stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen.

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the three month ended March 31, 2018, we did not sell shares of common stock under our At-The-Market, or ATM. Whether we choose to affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

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

As of March 31, 2018, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2018	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and the Consolidated Balance Sheets as of December 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2018 and 2017; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

