Form 10-Q
period 2018-06-30
PROTEON THERAPEUTICS INC
filed 2018-08-07
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36694

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

As of July 31, 2018 there were 17,726,713, shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,485	$21,170
Available-for-sale investments	13,969	20,971
Prepaid expenses and other current assets	1,057	1,339
Total current assets	27,511	43,480
Property and equipment, net	219	259
Restricted cash	22	22
Other non-current assets	100	218
Total assets	$27,852	$43,979
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$431	$291
Accrued expenses	1,800	8,949
Total current liabilities	2,231	9,240
Total liabilities	2,231	9,240
Commitments and contingencies (Note 4)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.001 per share, 22,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21,523	21,523
Preferred stock, $0.001 par value per share; 9,978,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 17,726,713 and 17,674,729 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	18	18
Additional paid-in capital	204,780	202,953
Accumulated deficit	(200,701)	(189,741)
Accumulated other comprehensive income (loss)	1	(14)
Total stockholders’ equity	25,621	34,739
Total liabilities and stockholders’ equity	$27,852	$43,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,760	$3,891	$6,831	$8,137
General and administrative	2,240	2,095	4,534	4,329
Total operating expenses	5,000	5,986	11,365	12,466
Loss from operations	(5,000)	(5,986)	(11,365)	(12,466)
Other income:
Investment income	106	46	198	78
Other income, net	15	332	207	282
Total other income	121	378	405	360
Net loss	$(4,879)	$(5,608)	$(10,960)	$(12,106)
Foreign currency translation adjustment	$(3)	$-	$(1)	$-
Unrealized gain (loss) on available-for-sale investments	8	(7)	16	(7)
Comprehensive loss	$(4,874)	$(5,615)	$(10,945)	$(12,113)
Net loss attributable to common stockholders	$(4,879)	$(5,608)	$(10,960)	$(12,106)
Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(0.33)	$(0.62)	$(0.72)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,674,729	17,207,672	17,674,729	16,923,515

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:
Research and development	$312	$308	$579	$606
General and administrative	610	559	1,164	1,106
Total	$922	$867	$1,743	$1,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(10,960)	$(12,106)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	61	77
Amortization of premium/discount on available-for-sale securities	(14)	1
Foreign currency remeasurement (loss)/gain	(25)	279
Stock-based compensation	1,743	1,712
Changes in:
Prepaid expenses and other assets	396	263
Interest receivable	4	(12)
Accounts payable and accrued expenses	(7,009)	(942)
Net cash used in operating activities	(15,804)	(10,728)
Investing activities
Purchases of available-for-sale investments	(10,957)	(13,360)
Proceeds from maturities of available-for-sale investments	15,990	4,920
Proceeds from sale of available-for-sale investments	1,999	-
Purchase of property and equipment	(21)	(14)
Net cash provided by (used in) investing activities	7,011	(8,454)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	-	1,287
Proceeds from issuance of common stock under ESPP	84	58
Exercise of stock options	-	109
Net cash provided by financing activities	84	1,454
Effect of exchange rate changes on cash	24	(279)
Decrease in cash, cash equivalents and restricted cash	(8,685)	(18,007)
Cash, cash equivalents and restricted cash, beginning of period	21,192	36,406
Cash, cash equivalents and restricted cash, end of period	$12,507	$18,399

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

As of June 30, 2018, the Company had cash, cash equivalents and available-for-sale investments of $26.5 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the fourth quarter of 2019. The Company had an accumulated deficit of $200.7 million as of June 30, 2018.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company pays Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 14, 2018 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the year ended December 31, 2017, the Company sold 896,811 shares of Common Stock under the Sales Agreement for aggregate gross proceeds of $1.4 million offset by total offering costs of $0.1 million. The Company did not sell any shares of Common Stock under the Sales Agreement during the six months ended June 30, 2018.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and available-for-sale investments. There have been no changes to the valuation methods utilized by the Company during the three and six months ended June 30, 2018 and 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2018 and 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statement of cash flows by $22,000 and $14,000 respectively, and the ending balances by $22,000 and $14,000, respectively, for the six months ended June 30, 2018 and 2017.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of June 30, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$10,425	$-	$-	$10,425
Government securities	13,969	-	-	13,969
Total	$24,394	$-	$-	$24,394

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$11,662	$-	$-	$11,662
Government securities	20,971	-	-	20,971
Total	$32,633	$-	$-	$32,633

As of June 30, 2018 and December 31, 2017, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Government securities
(Due within 1 year)	$13,973	$-	$(4)	$13,969
	$13,973	$-	$(4)	$13,969

December 31, 2017
Government securities
(Due within 1 year)	$20,991	$-	$(20)	$20,971
	$20,991	$-	$(20)	$20,971

4.	Commitments and Contingencies

Future minimum payments required under operating leases as of June 30, 2018 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2018	138
2019	207
Total minimum lease payments	$345

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of June 30, 2018, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

As of June 30, 2018 and December 31, 2017, the Company had $22,000 in an outstanding letter of credit to be used as collateral for leased premises. As of June 30, 2018 and December 31, 2017, the Company pledged an aggregate of $22,000 to the bank as collateral for the letter of credit, which is included in other non-current assets.

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

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,681,072	$7.18	6.8	$121
Granted	1,891,600	$2.65
Exercised	-	$-
Forfeited	(83,433)	$5.82
Expired	(42,013)	$13.30
Outstanding at June 30, 2018	4,447,226	$5.22	7.9	$614
Exercisable at June 30, 2018	1,844,871	$7.44	6.1	$286
Vested or expected to vest at June 30, 2018 (1)	4,447,226	$5.22	7.9	$614

_____________________

(1) Represents the number of vested options at June 30, 2018 plus the number of unvested options expected to vest based on the unvested options outstanding at June 30, 2018.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors determined there was to be no increase on January 1, 2018. As of June 30, 2018, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The seventh offering under the 2014 ESPP began on January 1, 2018 and ended on June 30, 2018. 51,984 shares were issued during the three and six months ended June 30, 2018 under the 2014 ESPP. The Company incurred $24,000 and $48,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2018, respectively. The Company incurred $52,000 and $0.1 million in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2017, respectively.

Common Stock

The Company has the following shares of Common Stock reserved for future issuance:

	June 30,	December 31,
	2018	2017

Conversion of Series A Preferred Stock	22,112,775	22,112,775
Stock-based compensation awards	5,163,957	3,572,457
Employee Stock Purchase Plan	140,479	192,463
Total	27,417,211	25,877,695

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the six months ended June 30, 2018 and 2017.

8.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding stock options	4,447,226	2,783,570	4,447,226	2,783,570
Convertible preferred stock	22,112,775	-	22,112,775	-
	26,560,001	2,783,570	26,560,001	2,783,570

9.	Subsequent Events

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

As of June 30, 2018, we had received an aggregate of $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of June 30, 2018, we had an accumulated deficit of $200.7 million and our net loss for the three and six months ended June 30, 2018 was $4.9 million and $11.0 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at June 30, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from the PATENCY-2 trial, our second Phase 3 trial of vonapanitase in radiocephalic fistulas, and to fund our ongoing development and chemistry, manufacturing and controls, or CMC, activities.

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

Recent Developments

On May 4, 2018, we entered into an amendment (the “Amendment”) to our Manufacturing Services Agreement dated as of June 30, 2015 and signed on July 9, 2015 (as previously amended, the “Lonza Agreement”) with Lonza Ltd. (“Lonza”) for the commercial supply of the active pharmaceutical ingredient in our lead product candidate, vonapanitase. The Amendment extends the term of the Lonza Agreement for a period of seven (7) years from June 30, 2022 until June 30, 2029. The Amendment also allows for termination of the Lonza Agreement by either party upon 36 months’ prior written notice to the other party, provided that we shall not exercise this termination right before January 1, 2020 and Lonza shall not exercise this termination right before January 1, 2023. In addition, the Amendment implements a change in the price per batch to be supplied by Lonza pursuant to the Agreement and provides that, contingent upon the approval of the product by the FDA, we are required to place orders for a minimum quantity of batches commencing in calendar year 2022. The parties further agreed to adjust the limitations of liability to cover the proposed manufacturing schedule and to replace the outstanding purchase obligation for one batch scheduled to commence before the end of 2019 with the right to make one batch, at our request, coincident with a pre-approval inspection of Lonza by the FDA.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of vonapanitase, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with clinical research organizations, or CROs and investigative sites that will conduct our clinical trials;

•	the cost of acquiring, developing and manufacturing clinical trial materials;

•	costs associated with regulatory operations; and

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Period-to-Period Change

Operating expenses:
Research and development	$2,760	$3,891	$(1,131)
General and administrative	2,240	2,095	145
Total operating expenses	5,000	5,986	(986)
Loss from operations	(5,000)	(5,986)	986
Other income:
Investment income	106	46	60
Other income, net	15	332	(317)
Total other income	121	378	(257)
Net Loss	$(4,879)	$(5,608)	$729

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Period-to-Period Change

External vonapanitase research and development expenses	$1,622	$2,651	$(1,029)
Internal research and development expenses	1,138	1,240	(102)
Total research and development expenses	$2,760	$3,891	$(1,131)

During the three months ended June 30, 2018, our total research and development expenses decreased by $1.1 million compared to the three months ended June 30, 2017 primarily due to $1.0 million in decreased external research and development expenses. The decrease of $1.0 million in external expenses was primarily driven by $0.5 million in decreased expenses for our manufacturing validation efforts and $0.5 million in decreased expenses for our ongoing clinical trials. Our internal research and development expenses decreased by $0.1 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarily to decreased personnel costs.

Marketing, General and Administrative Expenses. During the three months ended June 30, 2018, our total marketing, general and administrative expenses were $0.1 million higher as compared to the three months ended June 30, 2017 primarily due to increases of $0.1 million in overhead and personnel costs to support our ongoing corporate activities.

Investment Income. During the three months ended June 30, 2018 investment income increased by $0.1 million as compared to the three months ended June 30, 2017 due to an increase in interest income on our cash, cash equivalents, and marketable securities.

Other Income, Net. During the three months ended June 30, 2018, other income, net, decreased by $0.3 million as compared to the three months ended June 30, 2017 primarily due to foreign currency remeasurement gain for cash denominated in Swiss Francs.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Period-to-Period Change

Operating expenses:
Research and development	$6,831	$8,137	$(1,306)
General and administrative	4,534	4,329	205
Total operating expenses	11,365	12,466	(1,101)
Loss from operations	(11,365)	(12,466)	1,101
Other income:
Investment income	198	78	120
Other income, net	207	282	(75)
Total other income	405	360	45
Net Loss	$(10,960)	$(12,106)	$1,146

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Period-to-Period Change

External vonapanitase research and development expenses	$4,544	$5,578	$(1,034)
Internal research and development expenses	2,287	2,559	(272)
Total research and development expenses	$6,831	$8,137	$(1,306)

During the six months ended June 30, 2018, our total research and development expenses decreased by $1.3 million compared to the six months ended June 30, 2017 primarily due to $1.0 million in decreased external research and development expenses. The decrease of $1.0 million in external expenses was primarily driven by $0.6 million in decreased expenses for our ongoing clinical trials and $0.4 million in decreased expenses for our manufacturing validation efforts. Our internal research and development expenses decreased by $0.3 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to decreased personnel costs.

Marketing, General and Administrative Expenses. During the six months ended June 30, 2018, our total marketing, general and administrative expenses were $0.2 million higher as compared to the six months ended June 30, 2017 primarily due to increases of $0.3 million in overhead and personnel costs in the six months ended June 30, 2018 to support our ongoing corporate activities offset by decreases of $0.1 million in expenses associated with being a public company.

Investment Income. During the six months ended June 30, 2018 investment income increased by $0.1 million as compared to the six months ended June 30, 2017 due to an increase in interest income on our cash, cash equivalents, and marketable securities.

Other Income, Net. During the six months ended June 30, 2018, other income, net, decreased by $0.1 million as compared to the six months ended June 30, 2017 primarily due to foreign currency remeasurement gain for cash denominated in Swiss Francs.

Liquidity and Capital Resources

Since our inception and through the six months ended June 30, 2018, we had received $197.2 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $1.3 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC. As of June 30, 2018, our cash and cash equivalents and available-for-sale investments totaled $26.5 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we (i) conduct our clinical trials for vonapanitase, thereafter seeking marketing approval for vonapanitase assuming successful trial outcomes, (ii) pursue development of vonapanitase for additional indications, and (iii) prepare for commercial operations. We may not be able to complete the development and initiate commercialization of vonapanitase if, among other things, our clinical trials are not successful, and the FDA does not approve vonapanitase or does not approve vonapanitase when we expect.

We believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2018 will be sufficient to fund our operations into the fourth quarter of 2019. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities through this date.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;

•	the timing and costs of developing vonapanitase for additional indications, including PAD;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(15,804)	$(10,728)
Net cash provided by (used in) investing activities	7,011	(8,454)
Net cash provided by financing activities	84	1,454
Effect of exchange rate changes on cash	24	(279)
Net decrease in cash, cash equivalents, and restricted cash	$(8,685)	$(18,007)

Comparison of the Six Months Ended June 30, 2018 and 2017

Net cash used in operating activities was $15.8 million for the six months ended June 30, 2018 compared to $10.7 million for the six months ended June 30, 2017. The increase of $5.1 million in cash used in operating activities was primarily driven by a $6.2 million increase in cash outflows related to changes in the components of working capital, principally related to a decrease in accounts payable and accrued expenses offset by a decrease in our net loss of $1.1 million, as compared to the six months ended June 30, 2017.

Net cash provided by investing activities was $7.0 million for the six months ended June 30, 2018 compared to $8.5 million used in the six months ended June 30, 2017. The change of $15.5 million in cash provided by investing activities was driven by an increase in cash inflows of $13.1 million due to increased proceeds from maturities and sales of available-for-sale investments and a decrease in the cash outflow of $2.4 million in the purchases of available-for-sale investments.

Net cash provided by financing activities for the six months ended June 30, 2018 decreased by $1.4 million compared to the six months ended June 30, 2017 due to there being no issuances of Common Stock or exercises of stock options during the six months ended June 30, 2018, as compared to $1.3 million of proceeds from the issuance of Common Stock, net of issuance costs and $0.1 million of proceeds due to the exercise of stock options during the six months ended June 30, 2017.

 Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period as of June 30, 2018 (in thousands):

	Total		Less than 1 Year		1 to 3 Years		3 to 5 Years	More than 5 Years
Operating Leases (1)		$345		$276		$69	-	-
Purchase Obligations (2)	CHF	-	CHF	-	CHF	-	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.
(2)	The near term purchase commitment for Lonza has been removed from the commitments table per the amendment to the manufacturing agreement we signed in May 2018 in which the outstanding purchase obligation for the one batch scheduled to commence before the end of 2019 was replaced with the right to make one batch, at our request, coincident with a pre-approval inspection of Lonza by the FDA.

The contractual obligation table does not include, due to the uncertainty of the occurrence of these events requiring payment under these agreements, any potential future royalty payments we may be required to make under our license assignment with Johns Hopkins University and does not include any potential future payments we may be required to make under our agreement with Lonza, due to the uncertainty of the occurrence of the events requiring payment under those agreements.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash equivalents and available-for-sale investments of $26.5 million consisting primarily of investments in U.S. Treasuries, U.S. government-backed and agency securities, and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $30.0 million and $28.5 million for the years ended December 31, 2017 and 2016, respectively, and $11.0 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $200.7 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2018, our cash, cash equivalents and available-for-sale investments were $26.5 million. Our research and development expenses were $6.8 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency. We are aware of companies with therapies in development including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical, Aplagon, and Athera Biotechnologies. In addition, we are aware of companies with approved catheter-based devices for percutaneous fistula creation, including Becton, Dickinson and Company (as successor to TVA Medical) and Avenu Medical. We are also aware of companies developing other vascular access technologies, including BioConnect Systems, Phraxis, Brookhaven Medical, Fist Assist, Laminate Medical Technologies and Stent Tek. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet, as well as tissue engineered grafts, including those in development by Cytograft and Humacyte. Finally, vonapanitase’s commercial success could be affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of June 30, 2018 we own 41 issued patents and own 16 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the six month ended June 30, 2018, we did not sell shares of common stock under our At-The-Market, or ATM. Whether we choose to affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

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

As of June 30, 2018, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	*‡	Amendment No. 3 to Manufacturing Services Agreement by and between the Company and Lonza LTD dated as of May 4, 2018.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and the Consolidated Balance Sheets as of December 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2018 and 2017; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

 ‡Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.