Form 10-Q
period 2018-09-30
PROTEON THERAPEUTICS INC
filed 2018-11-07
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X]

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

As of November 2, 2018 there were 19,221,292, shares of the registrant’s common stock, par value $0.001 per share, outstanding.

2

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

•	our estimates regarding the amount of funds we require to complete our Phase 3 clinical trial for vonapanitase;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	whether and when we may submit a Biologics License Application, a Marketing Authorization Application or similar drug or biologic regulatory filings;

•	whether we will need to conduct any additional studies after our Phase 3 trials;

•	our estimates regarding the amount of funds required to fund operations into the first quarter of 2020;

•	our plans to fund our chemistry, manufacturing and controls;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimate of when we will require additional funding;

•	our plans to commercialize and bring vonapanitase to market;

•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;

•	whether we may conduct a clinical trial of vonapanitase in Europe and the timing of the results;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the improvement of vascular access outcomes;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our search for additional product opportunities;

•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

•	timing to recruit and expand our employee base and sales force, both in and outside the United States;

•	plans to initiate or continue Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

•	the reimbursement of vonapanitase;

•	our research and development costs;

•	the sufficiency of existing facilities to meet our needs;

•	our estimates regarding general and administrative costs and salary and personnel costs, costs associated with preparation for commercial operations and costs associated with being a public company;

•	our intellectual property position;

•	our plans to seek patent protection in available countries;

•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity and our ability to obtain and maintain other forms of exclusivity relevant to our business;

•	our reliance on and the expected performance of our third party suppliers and manufacturers;

•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates;

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future; and

•	the continued adoption of stock trading plans by employees, including executive officers.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,225	$21,170
Available-for-sale investments	7,987	20,971
Prepaid expenses and other current assets	871	1,339
Total current assets	27,083	43,480
Property and equipment, net	200	259
Restricted cash	22	22
Other non-current assets	100	218
Total assets	$27,405	$43,979
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$385	$291
Accrued expenses	2,149	8,949
Total current liabilities	2,534	9,240
Total liabilities	2,534	9,240
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017:
Series A convertible preferred stock, 22,000 authorized, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21,523	21,523
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 19,221,292 and 17,674,729 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	19	18
Additional paid-in capital	208,536	202,953
Accumulated deficit	(205,211)	(189,741)
Accumulated other comprehensive income (loss)	4	(14)
Total stockholders’ equity	24,871	34,739
Total liabilities and stockholders’ equity	$27,405	$43,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,354	$10,336	$9,185	$18,473
General and administrative	2,268	1,970	6,802	6,299
Total operating expenses	4,622	12,306	15,987	24,772
Loss from operations	(4,622)	(12,306)	(15,987)	(24,772)
Other income:
Investment income	113	83	311	161
Other (expense) income, net	(1)	(84)	206	198
Total other income (expense)	112	(1)	517	359
Net loss	$(4,510)	$(12,307)	$(15,470)	$(24,413)
Foreign currency translation adjustment	$-	$-	$(1)	$-
Unrealized gain (loss) on available-for-sale investments	3	-	19	(7)
Comprehensive loss	$(4,507)	$(12,307)	$(15,452)	$(24,420)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(4,510)	$(12,307)	$(15,470)	$(24,413)
Accretion of convertible preferred stock to redemption value	-	(6,747)	-	(6,747)
Net loss attributable to common stockholders	$(4,510)	$(19,054)	$(15,470)	$(31,160)
Net loss per share attributable to common stockholders - basic and diluted	$(0.25)	$(1.08)	$(0.87)	$(1.82)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	17,824,186	17,574,371	17,725,095	17,158,032

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:
Research and development	$298	$235	$877	$841
General and administrative	606	512	1,770	1,618
Total	$904	$747	$2,647	$2,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(15,470)	$(24,413)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	83	115
Amortization of premium/discount on available-for-sale securities	(35)	(2)
Foreign currency remeasurement (loss)/gain	(25)	196
Stock-based compensation	2,647	2,459
Changes in:
Prepaid expenses and other assets	589	1,049
Interest receivable	(3)	(73)
Accounts payable and accrued expenses	(6,706)	4,015
Net cash used in operating activities	(18,920)	(16,654)
Investing activities
Purchases of available-for-sale investments	(12,951)	(31,443)
Proceeds from maturities of available-for-sale investments	23,990	8,920
Proceeds from sale of available-for-sale investments	1,999	-
Purchase of property and equipment	(24)	(23)
Net cash provided by (used in) investing activities	13,014	(22,546)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,853	1,287
Proceeds from the issuance of Series A Convertible Preferred Stock, net of issuance costs	-	21,536
Proceeds from issuance of common stock under ESPP	84	58
Exercise of stock options	-	109
Net cash provided by financing activities	2,937	22,990
Effect of exchange rate changes on cash	24	(196)
Decrease in cash, cash equivalents and restricted cash	(2,945)	(16,406)
Cash, cash equivalents and restricted cash, beginning of period	21,192	36,414
Cash, cash equivalents and restricted cash, end of period	$18,247	$20,008

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

As of September 30, 2018, the Company had cash, cash equivalents and available-for-sale investments of $26.2 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the first quarter of 2020. The Company had an accumulated deficit of $205.2 million as of September 30, 2018.

On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market (“ATM”) equity offering program pursuant to which Cowen are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company pays Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs are offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 14, 2018 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. For the year ended December 31, 2017, the Company sold 896,811 shares of Common Stock under the Sales Agreement for aggregate gross proceeds of $1.4 million offset by total offering costs of $0.1 million. For both the three and nine months ended September 30, 2018, the Company sold 1,494,579 shares of common stock under the Sales Agreement for aggregate gross proceeds of $3.0 million. For both the three and nine months ending September 30, 2018, total offering costs of $46,000, were offset against the proceeds from the sale of common stock. The 1,494,579 shares of common stock sold under the ATM offering program during the nine months ended September 30, 2018 were all sold on September 25, 2018 to New Leaf Venture Partners LLC.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and available-for-sale investments. There have been no changes to the valuation methods utilized by the Company during the three and nine months ended September 30, 2018 and 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2018 and 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statement of cash flows by $22,000 and the ending balances by $22,000 for both the nine months ended September 30, 2018 and 2017.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of September 30, 2018
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$13,510	$-	$-	$13,510
Government securities	7,987	-	-	7,987
Total	$21,497	$-	$-	$21,497

	As of December 31, 2017
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$11,662	$-	$-	$11,662
Government securities	20,971	-	-	20,971
Total	$32,633	$-	$-	$32,633

As of September 30, 2018 and December 31, 2017, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
Government securities
(Due within 1 year)	$7,989	$-	$(2)	$7,987
	$7,989	$-	$(2)	$7,987

December 31, 2017
Government securities
(Due within 1 year)	$20,991	$-	$(20)	$20,971
	$20,991	$-	$(20)	$20,971

4.	Commitments and Contingencies

Future minimum payments required under operating leases as of September 30, 2018 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2018	69
2019	207
Total minimum lease payments	$276

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of September 30, 2018, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

As of September 30, 2018 and December 31, 2017, the Company had $22,000 in an outstanding letter of credit to be used as collateral for leased premises. As of September 30, 2018 and December 31, 2017, the Company pledged an aggregate of $22,000 to the bank as collateral for the letter of credit, which is included in other non-current assets.

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

6.	Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,681,072	$7.18	6.8	$121
Granted	2,041,600	$2.61
Exercised	-
Forfeited	(83,433)	$5.82
Expired	(42,013)	$13.30
Outstanding at September 30, 2018	4,597,226	$5.12	7.7	$130
Exercisable at September 30, 2018	1,946,255	$7.49	5.9	$125
Vested or expected to vest at September 30, 2018 (1)	4,597,226	$5.12	7.7	$130

__________________________

(1) Represents the number of vested options at September 30, 2018 plus the number of unvested options expected to vest based on the unvested options outstanding at September 30, 2018.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors determined there was to be no increase on January 1, 2018. As of September 30, 2018, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The seventh offering under the 2014 ESPP began on January 1, 2018 and ended on June 30, 2018. No shares and 51,984 shares were issued during the three and nine months ended September 30, 2018 under the 2014 ESPP. The Company incurred $20,000 and $0.1 million in stock-based compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2018, respectively. The Company incurred $18,000 and $0.1 million in stock-based compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2017, respectively.

Common Stock

The Company has the following shares of Common Stock reserved for future issuance:

	September 30,	December 31,
	2018	2017

Conversion of Series A Preferred Stock	22,112,775	22,112,775
Stock-based compensation awards	5,038,511	3,572,457
Employee Stock Purchase Plan	140,479	192,463
Total	27,291,765	25,877,695

7.	Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the nine months ended September 30, 2018 and 2017.

8.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Outstanding stock options	4,597,226	2,683,912	4,597,226	2,683,912
Outstanding ESPP shares	26,642	34,464	26,642	34,464
Convertible preferred stock	22,112,775	22,112,775	22,112,775	22,112,775
	26,736,643	24,831,151	26,736,643	24,831,151

9.	Subsequent Events

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

As of September 30, 2018, we had received an aggregate of $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of September 30, 2018, we had an accumulated deficit of $205.2 million and our net loss for the three and nine months ended September 30, 2018 was $4.5 million and $15.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at September 30, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We believe that these funds will be sufficient to enable us to report top line data from the PATENCY-2 trial, our second Phase 3 trial of vonapanitase in radiocephalic fistulas, and to fund our ongoing development and chemistry, manufacturing and controls, or CMC, activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Period-to-Period
	2018	2017	Change

Operating expenses:
Research and development	$2,354	$10,336	$(7,982)
General and administrative	2,268	1,970	298
Total operating expenses	4,622	12,306	(7,684)
Loss from operations	(4,622)	(12,306)	7,684
Other income:
Investment income	113	83	30
Other income (expense) , net	(1)	(84)	83
Total other income (expenses)	112	(1)	113
Net Loss	$(4,510)	$(12,307)	$7,797

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Period-to-Period
	2018	2017	Change

External vonapanitase research and development expenses	$1,269	$9,264	$(7,995)
Internal research and development expenses	1,085	1,072	13
Total research and development expenses	$2,354	$10,336	$(7,982)

During the three months ended September 30, 2018, our total research and development expenses decreased by $8.0 million compared to the three months ended September 30, 2017 primarily due to $8.0 million in decreased external research and development expenses. The decrease of $8.0 million in external expenses was primarily driven by $7.3 million in decreased expenses for our manufacturing validation efforts and $0.7 million in decreased expenses for our ongoing clinical trials. Our internal research and development expenses increased by an immaterial amount.

Marketing, General and Administrative Expenses. During the three months ended September 30, 2018, our total marketing, general and administrative expenses were $0.3 million higher as compared to the three months ended September 30, 2017 primarily due to increases in overhead and personnel costs to support our ongoing corporate activities.

Investment Income. During the three months ended September 30, 2018, investment income increased by an immaterial amount.

Other Income, Net. During the three months ended September 30, 2018, other income, net, increased by $0.1 million as compared to the three months ended September 30, 2017 primarily due to no longer having foreign currency remeasurement gain for cash denominated in Swiss Francs.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2018	2017	Change

Operating expenses:
Research and development	$9,185	$18,473	$(9,288)
General and administrative	6,802	6,299	503
Total operating expenses	15,987	24,772	(8,785)
Loss from operations	(15,987)	(24,772)	8,785
Other income:
Investment income	311	161	150
Other income, net	206	198	8
Total other income	517	359	158
Net Loss	$(15,470)	$(24,413)	$8,943

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2018	2017	Change

External vonapanitase research and development expenses	$5,821	$14,859	$(9,038)
Internal research and development expenses	3,364	3,614	(250)
Total research and development expenses	$9,185	$18,473	$(9,288)

During the nine months ended September 30, 2018, our total research and development expenses decreased by $9.3 million compared to the nine months ended September 30, 2017 primarily due to $9.0 million in decreased external research and development expenses. The decrease of $9.0 million in external expenses was primarily driven by $7.7 million in decreased expenses for our manufacturing validation efforts and $1.3 million in decreased expenses for our ongoing clinical trials. Our internal research and development expenses decreased by $0.3 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to decreased personnel costs.

Marketing, General and Administrative Expenses. During the nine months ended September 30, 2018, our total marketing, general and administrative expenses were $0.5 million higher as compared to the nine months ended September 30, 2017 primarily due to increases in overhead and personnel costs in the nine months ended September 30, 2018 to support our ongoing corporate activities.

Investment Income. During the nine months ended September 30, 2018 investment income increased by $0.2 million as compared to the nine months ended September 30, 2017 due to an increase in interest income on our cash, cash equivalents, and marketable securities.

Other Income, Net. During the nine months ended September 30, 2018, other income increased by an immaterial amount.

Liquidity and Capital Resources

Since our inception and through the nine months ended September 30, 2018, we had received $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC. As of September 30, 2018, our cash and cash equivalents and available-for-sale investments totaled $26.2 million.

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

We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2018 will be sufficient to fund our operations into the first quarter of 2020. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities through this date.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;

•	the timing and costs of developing vonapanitase for additional indications, including PAD;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(18,920)	$(16,654)
Net cash provided by (used in) investing activities	13,014	(22,546)
Net cash provided by financing activities	2,937	22,990
Effect of exchange rate changes on cash	24	(196)
Net decrease in cash, cash equivalents, and restricted cash	$(2,945)	$(16,406)

Comparison of the Nine Months Ended September 30, 2018 and 2017

Net cash used in operating activities was $18.9 million for the nine months ended September 30, 2018 compared to $16.7 million for the nine months ended September 30, 2017. The increase of $2.2 million in cash used in operating activities was primarily driven by a $11.2 million increase in cash outflows related to changes in the components of working capital, principally related to a decrease in accounts payable and accrued expenses offset by a decrease in our net loss of $9.0 million, as compared to the nine months ended September 30, 2017.

Net cash provided by investing activities was $13.0 million for the nine months ended September 30, 2018 compared to $22.5 million used in the nine months ended September 30, 2017. The change of $35.5 million in cash provided by investing activities was driven by an increase in cash inflows of $15.0 million due to increased proceeds from maturities and sales of available-for-sale investment, a decrease in the cash outflow of $18.5 million in the purchases of available-for-sale investments, and an increase in cash inflows of $2.0 million due to increased proceeds from the sale of available-for-sale investments, as compared to the nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 decreased by $20.1 million compared to the nine months ended September 30, 2017 due to the $21.5 million of proceeds from the issuance of Series A Convertible Preferred Stock, net of issuance costs, in the nine months ended September 30, 2017 and a decrease in cash inflows of $0.1 million due to the exercise of stock options, offset by an increase in cash inflows of $1.5 million in proceeds from the issuance of Common Stock, net of issuance costs, as compared to the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period as of September 30, 2018 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases (1)	$276	$207	$69	-	-

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

The contractual obligation table does not include, due to the uncertainty of the occurrence of these events requiring payment under these agreements, any potential future royalty payments we may be required to make under our license assignment with Johns Hopkins University and does not include any potential future payments we may be required to make under our manufacturing agreement with Lonza, due to the uncertainty of the occurrence of the events requiring payment under those agreements.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash equivalents and available-for-sale investments of $26.2 million consisting primarily of investments in U.S. Treasuries, U.S. government-backed and agency securities, and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $30.0 million and $28.5 million for the years ended December 31, 2017 and 2016, respectively, and $15.5 million and $12.3 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $205.2 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2018, our cash, cash equivalents and available-for-sale investments were $26.2 million. Our research and development expenses were $9.2 million and $18.5 million for the nine months ended September 30, 2018 and 2017, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic fistulas, completed patient enrollment in October 2015 and released top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015, completed enrollment in March 2018 and expect to release top-line data in March 2019. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the first quarter of 2020, allowing us to report top-line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2. Our cash runway could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. In addition, we initiated two Phase 1 clinical trials of vonapanitase in patients with PAD in the fourth quarter of 2016. We plan to complete the enrollment and treatment of 24 patients before the end of 2018 in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. We may begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee if sufficient funds become available. We may also initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our second Phase 3 clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of September 30, 2018 we own 41 issued patents and own 14 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims that may cover vonapanitase or any additional product candidates and/or the use, manufacture, sale and/or offer for sale of vonapanitase or any additional product candidates. We are aware of European Patent No. EP 1 012 307 B1, or the '307 patent, which claimed, among other things, autocatalytically cleavable zymogenic precursor of a serine protease wherein a naturally occurring non-autocatalytic cleavage site is replaced in the zymogenic precursor by an autocatalytic cleavage site. The '307 patent expired on August 12, 2018.

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

We may terminate the Sales Agreement at any time or it will terminate once proceeds of $40 million have been raised. For the nine months ended September 30, 2018, we sold 1,494,579 shares of common stock under our At-The-Market, or ATM offering program. The 1,494,579 shares of common stock sold under the ATM offering program during the nine months ended September 30, 2018 were all sold on September 25, 2018 to New Leaf Venture Partners LLC. Whether we choose to affect future sales under our ATM offering program will depend upon a variety of factors, including, among others, market conditions and the trading price of our Common Stock relative to other sources of capital. The issuance from time to time of these new shares of Common Stock through our ATM offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our Common Stock.

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

Our management has significant flexibility in applying the net proceeds we expect to receive from the issuance of Common Stock under our ATM offering program. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying debt. However, because the net proceeds are not required to be allocated to any specific investment or transaction, investors cannot determine at the time of issuance the value or propriety of our application of the net proceeds, and investors may not agree with our decisions. In addition, our use of the net proceeds from the offering may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our Common Stock.

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

As of September 30, 2018, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

Date: November 7, 2018	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and the Consolidated Balance Sheets as of December 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2018 and 2017; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

