Form 10-K
period 2018-12-31
PROTEON THERAPEUTICS INC
filed 2019-03-13
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to ________

Commission file number 001-36694

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was: $26.2 million.

As of March 8, 2019 there were 19,243,651 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

3

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of completing enrollment or releasing data or results of our ongoing and planned clinical trials for vonapanitase (formerly PRT-201);

•	our estimates regarding the amount of funds we require to complete our Phase 3 clinical trial for vonapanitase;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	whether and when we may submit a Biologics License Application or a supplemental Biologics License Application;

•	whether we will need to conduct any additional studies after our Phase 3 trials;

•	our estimates regarding the amount of funds required to fund operations into the first quarter of 2020;

•	our plans to fund our chemistry, manufacturing and controls;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimate of when we will require additional funding and our ability to continue as a going concern;

•	our plans to commercialize and bring vonapanitase to market;

•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates, including vonapanitase;

•	the timing of, and whether we will conduct, a clinical trial of vonapanitase in Europe, results and submission of a Marketing Authorization Application;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate and the general market for the prevention of vascular access failure;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our search for additional product opportunities;

•	our commercialization, marketing, distribution and manufacturing capabilities, strategy and expenses;

•	timing to recruit and expand our employee base and sales force, both in and outside the United States;

•	plans to initiate or continue Phase 1 or Phase 1/2 trials in symptomatic peripheral artery disease or other indications;

•	the reimbursement of vonapanitase;

•	our research and development costs;

•	the sufficiency of existing facilities to meet our needs;

•	our estimates regarding general and administrative costs and salary and personnel costs, costs associated with preparation for commercial operations and costs associated with being a public company;

•	our intellectual property position;

•	our plans to seek patent protection in available countries;

•	our expectations that vonapanitase will qualify for a 12-year period of exclusivity and our ability to obtain and maintain other forms of exclusivity relevant to our business;

•	our reliance on and the expected performance of our third party suppliers and manufacturers;

•	our plans to build out compliance, financial and operating infrastructure after Phase 3 completion;

•	our plans to improve existing, and implement new, systems to manage our business;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates;

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future; and

•	the continued adoption of stock trading plans by employees, including executive officers.

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

Arteriovenous fistulas are the gold standard of vascular access for hemodialysis, given they are associated with fewer complications and reduced rates of hospitalization as compared to other forms of vascular access. We estimate there are approximately 130,000 fistulas created in the United States annually, 35-40% of which are radiocephalic fistulas. To create an arteriovenous fistula, a surgeon transects a vein and sutures it to the side of a nearby artery, typically in the arm. Radiocephalic fistulas created in the forearm are the preferred form of arteriovenous fistula because they preserve the maximum number of future sites for vascular accesses (i.e., the potential use of other vascular access sites further up in the arm) and are associated with the lowest rate of serious complications such as steal syndrome (hand ischemia).

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

Vascular access failure also results in substantially higher healthcare costs. It was reported that fistulas that fail to become usable resulted in incremental costs to Medicare of more than $21,000 in the first year and more than $10,000 in each of the second and third years following fistula creation. A recent study indicated that the total cost to Medicare for managing hemodialysis vascular access in patients with End Stage Renal Disease, or ESRD was more than $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles.

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

For a fistula to become usable for hemodialysis, it must experience substantial increases in lumen diameter and blood flow through a process known as outward vascular remodeling. The acute increase in blood flow following fistula creation stimulates a cell signaling process that leads to an upregulation of endogenous elastases in the fistula. Elastases bind to and fragment elastin fibers that in turn stimulate cellular proliferation and differentiation. These stimulated cells, known as myofibroblasts, remodel the fistula leading to increased lumen diameter and blood flow. While vonapanitase’s exact mechanism is not known, nonclinical studies have shown that vonapanitase fragments elastin fibers in the vessel wall and thus may augment endogenous elastase activity in the fistula. Nonclinical research has also demonstrated that elastin fragments stimulate myofibroblast proliferation and differentiation necessary for outward vascular remodeling and that elastin fragments may inhibit the migration of myofibroblasts to the vessel lumen that can cause intimal hyperplasia. In our fistula program, we are studying the administration of vonapanitase once at the time of fistula creation, whereby a surgeon would administer drops of vonapanitase onto the surface of the artery and vein of a fistula for 10 minutes followed by a saline irrigation. Based on clinical and nonclinical studies, we believe that a one-time, local application of investigational vonapanitase to the external surface of the vessels during fistula surgical creation may enhance outward vascular remodeling and inhibit neointimal hyperplasia, thereby reducing the risk of fistula failure.

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

Our ongoing Phase 3 clinical trial, PATENCY-2, is the second Phase 3 trial of investigational vonapanitase in patients with CKD undergoing surgical creation of a radiocephalic fistula for hemodialysis. After announcing top-line results from the PATENCY-1 trial in December 2016, we had discussions with the U.S. Food and Drug Administration, or FDA, regarding changes to the PATENCY-2 trial. Following our review of the complete data sets from the PATENCY-1 trial and discussions with the FDA, we amended the protocol for the PATENCY-2 trial. The protocol amendment reordered the endpoints for this ongoing trial, establishing fistula use for hemodialysis and secondary patency as co-primary endpoints. The protocol amendment also increased the planned enrollment for this trial from 300 to 500 patients, which we subsequently increased to 600 patients. The increased sample size for the PATENCY-2 trial provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. In connection with these changes, we received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted prior to submitting the BLA. We completed enrollment in the PATENCY-2 trial in March 2018 and expect to report top-line data in late March 2019. If the PATENCY-2 trial is successful, we expect to submit a BLA to the FDA in the fourth quarter of 2019 and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in first half of 2020.

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

Our Strengths

We believe our company and vonapanitase possess the following attributes that increase the likelihood that we will be successful in developing and commercializing vonapanitase:

•	Completed enrollment in pivotal Phase 3 trial. We completed enrollment in the PATENCY-2 trial in March 2018 and expect to report top-line data in late March 2019. Previously, we made important changes to the protocol for the PATENCY-2 trial based on the results of our first Phase 3 trial, PATENCY-1. The protocol amendment for the PATENCY-2 trial reordered the existing endpoints, establishing co-primary endpoints of fistula use for hemodialysis and secondary patency (time to fistula abandonment), each of which demonstrated improvements in the PATENCY-1 trial. We also increased the planned enrollment for the PATENCY-2 trial from 300 to 600 patients. The increased sample size for the PATENCY-2 trial provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. We have also received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a BLA submission. If the PATENCY-2 trial is successful, we expect to submit a BLA to the FDA in the fourth quarter of 2019 and a MAA to the EMA in the first half of 2020.

•	Safety profile supports approval. Based on results from our clinical trials and preclinical studies, we believe investigational vonapanitase, which is administered once and only acts locally, has demonstrated a favorable safety profile. Vonapanitase is applied to the outside of blood vessels for ten minutes and then washed away, which limits the potential for any absorption into the body and systemic activity. Any vonapanitase that might enter the bloodstream would be inactivated by anti-proteases, substances in the blood that inhibit the activity of vonapanitase. In clinical trials, there were no material increases in adverse events in the vonapanitase treatment groups as compared to placebo and no material findings related to physical examinations or clinical laboratory testing including chemistry, hematology and antibodies to vonapanitase. At our end of Phase 2 meeting with the FDA in 2013, we confirmed that we do not need to conduct any additional preclinical studies to support a BLA submission.

•	Expedited programs to address unmet medical need. Vonapanitase has received Breakthrough Therapy and Fast Track designations from the FDA, which are designed to expedite the development and review of drugs and biologics to treat serious or life-threatening conditions and fill an unmet medical need. While radiocephalic fistulas are considered the preferred form of vascular access by the medical community, they are associated with high failure rates, most critically fistula non-use and abandonment. Achieving a usable fistula and maintaining patency (blood flow) enables the patient to avoid the temporary or permanent use of a dialysis catheter, the worst form of vascular access because of the increased risk of serious infection, hospitalization and death. Patients with a usable fistula also avoid the adverse effects of under-dialysis and the need for additional surgical procedures to create new fistulas. We are not aware of any products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency.

•	Substantial and readily-addressable market opportunity. If vonapanitase is approved, we intend to commercialize this product in the United States ourselves with a specialty sales force, focused primarily on vascular surgeons. We also intend to seek one or more collaborators to commercialize the product in markets outside of the United States, including Europe and China. In the United Sates, we estimate a sales force of approximately 75-100 representatives will enable us to call on the approximately 1,000 providers that account for more than 50% of the fistula surgical creations covered by Medicare annually. We believe vonapanitase will be supported by key stakeholders, including referring nephrologists, patient advocacy groups, large dialysis organizations and payors. We also believe that, if our ongoing Phase 3 clinical trial is successful and vonapanitase is approved, it will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula by increasing the use of fistulas for hemodialysis and reducing the rate of fistula abandonment and, in doing so, reduce the overall burden on patients and the healthcare system. We also believe vonapanitase will be reimbursed adequately by Medicare, Medicaid and other public and commercial payors. Costs related to fistula surgical creation, which is typically performed in the hospital outpatient setting, are not included in the ESRD bundle, the single bundled payment from Medicare for a number of the costs of hemodialysis treatments, medications, labs and supplies for patients with end-stage renal disease. Vascular access failure results in substantially higher healthcare costs. A recent study indicated that the total cost to Medicare for managing hemodialysis vascular access was more than $2.8 billion in 2013, which excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers as well as patient co-pays and deductibles. It was also reported that fistulas that fail to become usable resulted in incremental costs to Medicare of more than $21,000 in the first year and more than $10,000 in each of the second year and third years following fistula creation.

•	Experienced team. Our executive management team has extensive experience in the renal and vascular disease fields through their substantial involvement in companies such as Abbott, AMAG, GelTex, Genzyme, Glaxo and Merck. Our Chief Executive Officer and Chief Medical Officer were senior executives at GelTex, a biopharmaceutical company, where they played leading roles in the development and commercialization of Renagel, a treatment for hemodialysis patients that led to Genzyme's acquisition of GelTex for more than $1 billion. Our Senior Vice President of Commercial was a senior executive at AMAG Pharmaceuticals, a biopharmaceutical company, where he played a leading role in the commercialization of Feraheme for iron-deficiency anemia in adults with CKD.

Our Strategy

Our strategy is to develop and commercialize vonapanitase for patients suffering from renal and vascular diseases, beginning with patients with CKD undergoing surgical creation of a radiocephalic fistula. Key elements of our strategy include our plans to:

•	Complete clinical development of vonapanitase and seek regulatory approval in the United States in its lead indication. We completed enrollment in the PATENCY-2 trial, our second Phase 3 trial for patients with CKD, in March 2018 and expect to report top-line data in late March 2019. If PATENCY-2 is successful, we expect to submit a BLA to the FDA in the fourth quarter of 2019.

•	Commercialize vonapanitase directly in the United States. If vonapanitase is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty sales force focused primarily on vascular surgeons. Based on various third-party sources, we estimate that approximately 130,000 arteriovenous fistulas are created annually. We believe a specialty sales force of approximately 75-100 representatives will enable us to call on the approximate 1,000 providers that account for more than 50% of the fistula surgical creations covered by Medicare in the United States annually. We believe that, if our current Phase 3 clinical trial is successful and vonapanitase is approved, it will potentially become the standard of care for patients with CKD undergoing surgical creation of a radiocephalic fistula.

•	Establish partnerships for the development and commercialization of vonapanitase in all or parts of Europe and other countries outside of the United States. We are currently evaluating our existing clinical program to support filing in Europe. We may, based on additional data including the data from our Phase 3 clinical trials in the United States and if sufficient funds become available, choose to undertake clinical development of vonapanitase in Europe. We estimate that there are approximately 375,000 hemodialysis patients in Europe. We completed the EMA’s scientific advice process in 2018 and, if the PATENCY-2 trial is successful, we expect to submit an MAA to the EMA in the first half of 2020. In addition, in 2018, we submitted a Pediatric Investigation Plan, or PIP, to the EMA’s Pediatric Committee, or PDCO. The PDCO agreed to waive the obligation to conduct a pediatric clinical trial prior to regulatory approval in the European Union. However, if we decide to conduct additional clinical trials of vonapanitase in Europe or if such clinical trials are necessary for regulatory approval, we expect results from such trials to be available two to three years after the first patient is enrolled. We intend to seek one or more collaborators to develop and commercialize the product in European countries. In addition, we may enter into collaborations for the development and commercialization of vonapanitase in other countries outside of the United States with large populations of hemodialysis patients, such as China and Japan. We estimate that there are approximately 450,000 patients on hemodialysis in China, 320,000 patients on hemodialysis in Japan and more than 2,800,000 hemodialysis patients worldwide, with an annual worldwide growth rate of 6-7%. Approximately 90% of hemodialysis patients in China and Japan dialyze using an arteriovenous fistula.

•	Pursue additional vascular access indications for vonapanitase. We believe that our clinical data support further development of vonapanitase in brachiocephalic fistula creation. We may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, study the effects of a 30 microgram dose of vonapanitase versus placebo on brachiocephalic fistulas. Further, if sufficient funds become available and after reviewing the results from our ongoing Phase 3 clinical trial, we may commence a clinical trial of vonapanitase in patients undergoing placement of an arteriovenous graft. If these trials were to successfully meet their primary endpoints, we would expect to submit a supplemental BLA to the FDA and a supplemental MAA to the EMA. We believe vonapanitase could offer a significant medical benefit in these patients.

•	Pursue indications for vonapanitase in peripheral artery disease. In addition to vascular access indications, we are investigating vonapanitase as a treatment for patients with symptomatic peripheral artery disease, or PAD. In 2016, we initiated a Phase 1, multicenter, dose-escalation trial designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as an adjunct to angioplasty for patients with PAD below the knee. We completed the enrollment and treatment of 24 patients in this study before the end of 2018. We expect to enroll up to an additional 16 patients, for a total of 40 patients, before the end of 2019 and to follow each of these patients for a period of up to seven months. We may, if sufficient funds become available, begin patient enrollment in a Phase 1, multicenter, dose-escalation trial evaluating vonapanitase as a monotherapy for PAD above the knee.

•	In-license or acquire additional product opportunities. We plan to search for additional product opportunities that could be marketed and sold by the specialty sales force required to successfully launch vonapanitase in the United States if it is approved for marketing by the FDA.

Background on Hemodialysis Vascular Access

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

Hemodialysis is the most common form of treatment for end-stage CKD, a patient population that in the United States is expected to grow at an annual growth rate of approximately 3% between 2015 and 2030 according to recent publications. According to the U.S. Renal Data System 2018 Annual Data Report, in 2016 there were approximately 458,000 hemodialysis patients in the United States with approximately 109,000 new incident patients having started hemodialysis during the year. We believe that there are approximately 330,000 hemodialysis patients in Europe, 450,000 hemodialysis patients in China, 320,000 hemodialysis patients in Japan and 2.6 million hemodialysis patients worldwide, with an annual worldwide growth rate of 6-7%.

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

Established Medical Need

The need to improve vascular access outcomes is well established in the hemodialysis community. The health-related and economic costs of creating vascular accesses and addressing access dysfunction and associated complications have led to a global effort to address the problem. Over the last twenty years, the NKF has established guidelines in an effort to increase the use of fistulas while reducing the rate of complications, mostly through the identification and promulgation of best practices. The National Institutes of Health, or NIH, joined the effort in 2000 with the creation of a multi-center consortium of medical centers, the Dialysis Access Clinical Trials Consortium, to coordinate the testing of new treatments designed to improve fistula and graft outcomes. The intensity of these efforts increased markedly in 2004, when the Centers for Medicare and Medicaid Services, or CMS, reacting to health and economic data, announced the “Fistula First” initiative to increase the use of fistulas while reducing complications. According to Fistula First, fistulas should be considered for every patient needing hemodialysis because, compared to other forms of vascular access, fistulas last longer, require fewer surgical and endovascular interventions, are associated with lower rates of infection, hospitalization and death, and are less costly. As a result of these efforts, fistula use has approximately doubled since 2004 to 67% of United States hemodialysis patients in 2018.

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

Because the clinical implications of fistula non-use and abandonment are severe, health care providers are aggressive in monitoring and intervening upon fistulas in an attempt to increase fistula use and reduce the rate of fistula abandonment. In less than a decade, the rate of procedures has approximately doubled. Such procedures include balloon angioplasty and surgical revision, which are invasive, painful and associated with a number of complications. The procedures also often fail to provide a durable benefit, resulting in a cycle of interventions for the patient. Recent data indicate that 50% of fistulas that undergo angioplasty to treat patency loss experience another episode of patency loss within 12 months, resulting in the need for additional procedures to restore patency. Additionally, the procedures are not always successful in restoring patency, with up to 27% of the procedures failing to restore function, resulting in fistula abandonment. Patients in the United States using a fistula on average require more than 1.5 procedures per year, each of which typically costs Medicare between $5,000 and $15,000. It was also reported that fistulas that fail to become usable resulted in incremental costs to Medicare of up to more than $21,000 in the first year and more than $10,000 in each of the second and third years following fistula creation. In addition, a recent study indicated that the total cost to Medicare for managing hemodialysis vascular access was more than $2.8 billion in 2013. This amount excludes costs of managing vascular access in predialysis patients and dialysis patients covered by Medicare Advantage HMOs or other non-Medicare payers, as well as patient co-pays and deductibles.

Vonapanitase

Vonapanitase is a recombinant human elastase under development as a treatment to improve vascular access outcomes in patients with CKD undergoing or planning for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We have completed four multicenter, randomized, double-blind, placebo-controlled studies evaluating vonapanitase compared to placebo in patients with CKD, including the first of two Phase 3 clinical trials, PATENCY-1. We also completed patient enrollment in our second Phase 3 clinical trial, PATENCY-2, in March 2018 and expect to release top-line data in late-March 2019. Vonapanitase received Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. Vonapanitase previously received Fast Track designation from the FDA which is also designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and address an unmet medical need. We also received orphan drug designations for vonapanitase in the United States and European Union for hemodialysis vascular access indications.

Mechanism of Action

Based on clinical and nonclinical studies, we believe that a one-time, local application of investigational vonapanitase to the external surface of the blood vessels during fistula surgical creation may enhance outward vascular remodeling and inhibit neointimal hyperplasia, thereby reducing the risk of fistula failure.

For a fistula to become usable for hemodialysis, it must experience substantial increases in lumen diameter and blood flow through a process known as outward vascular remodeling. The acute increase in blood flow following fistula creation stimulates a cell signaling process that leads to an upregulation of endogenous elastases in the fistula. Elastases bind to and fragment elastin fibers that in turn stimulate cellular proliferation and differentiation. These stimulated cells, known as myofibroblasts, remodel the fistula leading to increased lumen diameter and blood flow.

In newly created fistulas, there are two primary causes of fistula failure:

•	First, the fistula may not outwardly remodel due to inadequate cell signaling and insufficient upregulation of elastases, resulting in a fistula with insufficient diameter and blood flow for hemodialysis.

•	Second, the fistula may experience an obstruction known as intimal hyperplasia, in which myofibroblasts that normally remodel the fistula instead migrate to the vessel lumen where they proliferate and form a blockage, reducing blood flow.

While vonapanitase’s exact mechanism is not known, we demonstrated through nonclinical studies that vonapanitase, at the concentrations being studied in arteriovenous fistulas, causes partial fragmentation of elastin fibers, primarily in the adventitial layer of the vessel wall, and thus may augment endogenous elastase activity in the fistula. Nonclinical research has also demonstrated that elastin fragments stimulate myofibroblast proliferation and differentiation necessary for outward vascular remodeling and that elastin fragments may inhibit the migration of myofibroblasts to the vessel lumen that can cause intimal hyperplasia. In animal models of vascular injury, the porcine homologue of vonapanitase applied to the adventitial surface of veins and arteries fragmented elastin and directed the migration of proliferating cells away from the vessel lumen, significantly reducing neointimal hyperplasia.

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

We continued to follow patients who completed 12 months of follow-up in the initial trial with a patent fistula and consented to be enrolled in a patient registry to obtain long-term follow-up efficacy information. Data from the patient registry are expected to be presented later in 2019 at a scientific conference.

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

Our Ongoing Phase 3 Clinical Trial, PATENCY-2

Our ongoing Phase 3 clinical trial, PATENCY-2, is the second of two randomized, double-blind Phase 3 trials, comparing a 30 microgram dose of investigational vonapanitase to placebo. As in PATENCY-1, PATENCY-2 enrolled patients with CKD undergoing surgical creation of a radiocephalic fistula for hemodialysis. Patients were randomized 2:1, vonapanitase to placebo, and are being followed for a period of 12 months. In March 2018, we completed enrollment of a total of 603 treated patients at 39 centers in the U.S. and Canada. We expect to report top-line data in late March 2019.

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

Brachiocephalic Fistula

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

We believe that vonapanitase may improve the outcomes associated with angioplasty procedures, resulting in prolonged intervention-free patency while reducing the need for implantation of a permanent stent. We submitted an IND for vonapanitase as a treatment for PAD patients on April 9, 2012. Our initial PAD clinical trial was a Phase 1, open-label, dose-escalation safety/technical feasibility trial in 14 patients undergoing balloon angioplasty of the superficial femoral or popliteal arteries in the leg above the knee. Following successful angioplasty, patients were treated with vonapanitase via an FDA-cleared, drug-delivery catheter that allows vonapanitase to be administered locally in the outer layer of the vessel wall. Patients were followed for up to 12 months. The study met its stated objectives, as data indicated that catheter-based treatment with vonapanitase was generally well-tolerated and technically feasible. In the fourth quarter of 2016, we initiated another Phase 1 study of vonapanitase delivered via a drug-delivery catheter in symptomatic PAD patients undergoing angioplasty of an artery below the knee. We completed the enrollment and treatment of 24 patients before the end of 2018 in this Phase 1 study. We expect to follow each of these patients for period of up to seven months. We expect to enroll up to an additional 16 patients in this study before the end of 2019 and to follow each of these patients for a period of up to seven months .

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

In anticipation of a potential BLA submission, we manufactured three batches of API and plan to manufacture three batches of drug product as part of process validation. We plan to test these batches for stability with a goal of establishing a commercial shelf-life of at least two years for finished product and a longer expiry for API.

Sales and Marketing

Our commercialization strategy is to develop vonapanitase into a leading therapy worldwide for the treatment of fistulas in patients with CKD undergoing or planning for hemodialysis and to improve vascular access outcomes in patients with other vascular diseases. If the PATENCY-2 trial is successful, we expect to be able to submit a BLA in the fourth quarter of 2019.

We have not yet established a commercial infrastructure, however, our Chief Executive Officer and other members of our executive management team have significant commercial experience in the industry, including commercial launch experience in the renal market. We intend to recruit an in-house specialty sales force in the United States focused on promoting vonapanitase. We plan to target our marketing and sales efforts at vascular surgeons who create fistulas. There are approximately 2,800 vascular surgeons in the United States. We believe a sales force of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team, will enable us to call on the approximately 1,000 providers that account for more than 50% of the fistula creations covered by Medicare in the United States annually.

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

Patents

As of December 31, 2018, we own 41 issued patents and 15 pending patent applications. The patents and applications primarily fall into two families, a first relating to the vonapanitase formulation and its manufacture and use, as well as other formulations of elastases (the “formulation family”), and the second relating to certain therapeutic uses of vonapanitase, and associated systems and kits that include a catheter and are suitable for a subset of those therapeutic uses (the “therapy family”). The formulation family includes two issued United States patents, two issued European patents, additional patents issued in Australia, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Korea and Taiwan, and patent applications pending in several major jurisdictions worldwide, including Japan, China, South Korea, Brazil, Mexico, Europe and the United States. The expected expiration date for any patents that have issued or may issue from the formulation family is December 4, 2028, exclusive of possible patent term extension available for one patent covering vonapanitase under the Hatch-Waxman Amendments or comparable provisions in other jurisdictions, except in the United States where our two formulation family patents were awarded patent term adjustments of 199 and 668 days, respectively, due to United States Patent and Trademark Office, or USPTO delays taking their expiration dates to June 20, 2029 and October 3, 2030, respectively. The therapy family includes eight issued United States patents, three issued European patents, one issued Canadian patent, one issued Hong Kong patent, and an application pending in the United States. The expected expiration date for any patents that have issued or may issue from the therapy family patents is September 24, 2020, except in the United States where several patents were awarded a patent term adjustment and the expected expiration date of two therapy family patents related to systems and kits including elastase and a catheter is June 30, 2021, exclusive of possible patent term extension.

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

We are not aware of products approved in the United States or Europe that would compete with vonapanitase for the improvement of fistula use for hemodialysis and secondary patency. We are aware of other therapies in development by companies including Vascular Therapies, Enceladus Pharmaceuticals, Symic Biomedical, Aplagon and Athera Biotechnologies. In addition, we are aware of companies that have received FDA marketing authorization for catheter-based devices for percutaneous fistula creation, including Becton, Dickinson and Company (as successor to TVA Medical) and Avenu Medical. We are also aware of companies developing vascular access technologies, including BioConnect Systems, Phraxis, Brookhaven Medical, Fist Assist, Laminate Medical Technologies and Stent Tek. Other technologies in development include new synthetic grafts, including those that may be developed by companies that currently compete in the graft market, such as W.L. Gore, C.R. Bard and Maquet; tissue engineered grafts, including those in development by Cytograft and Humacyte; and stem cells. Finally, vonapanitase’s commercial success could be adversely affected by the development of technologies to improve the outcomes of interventions to restore patency, including stents, stent grafts and drug-coated balloons.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls, including negative or ambiguous results as well as positive findings. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently $2,588,478 for Fiscal Year 2019, and the applicant under an approved new drug or biologic application is also subject to an annual program fee, currently exceeding $300,000 per product for Fiscal Year 2019. Beginning in Fiscal Year 2018, this annual program fee replaces the annual product and establishment fees. These fees are typically increased annually.  A waiver or reduction of the application, establishment and/or program fees may be obtained under certain limited circumstances.  For instance, one basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. In addition, an application for a drug that has obtained orphan designation is not subject to an application fee unless the application includes an indication for a non-rare disease or condition.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing.  In this event, the NDA or BLA must be re-submitted with the additional information.  The re-submitted application also is subject to review before the FDA accepts it for filing.  Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to 90% of standard review original BLAs within ten months after the 60-day filing review period, but this timeframe is only a goal and, thus, the review time may be longer or extended. Priority review can be applied to drugs and biologics that the FDA determines are for a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA has the review goal of completing review of 90% of original BLA priority review applications within six months of the 60-day filing review period.  The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs, biologics and drug and biologic samples at the federal level. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Moreover, the Drug Quality and Security Act, or DSCSA, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of the DSCSA, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier and are required to keep certain records regarding the product for a period of six years. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically.  Manufacturers are also required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, under the DSCSA, manufacturers must establish procedures for the investigation, quarantine, disposition, and FDA and trading partner notification requirements. These procedures relate to suspicious, counterfeit, diverted, stolen and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

In addition, a new drug or biologic may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary of Health and Human Services.  There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength.  A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved by the FDA in 2015,and no interchangeable products have been approved by the FDA under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

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

While we believe that our development program, our Phase 3 trial design, and overall nonclinical and clinical data package could support future regulatory approval of vonapanitase in the European Union, we have not submitted such information to the European Union for their review.

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

In addition, particularly in the United States and increasingly in other countries, we may be required to provide mandatory discounts and pay fixed rebates to state and federal governments and agencies in connection with purchases of our products that are used or reimbursed by such entities. Rebates also must be paid to the governments of U.S. territories on drugs that are reimbursed by Medicaid in the territories. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market. The Medicaid program also imposes penalties on manufacturers of drugs marketed under an NDA or abbreviated new drug application, or ANDA, and biological products marketed under a BLA in the form of mandatory additional rebates if commercial prices increase at a rate greater than the Consumer Price Index-Urban. In addition, biological products approved under BLAs and drugs approved under NDAs are generally subject to greater discounts and reporting obligations under federal programs, such as the Federal Supply Schedule, or FSS, than generic drugs approved under ANDA, although biosimilars are generally treated the same as the reference biologic. These rebates and/or discounts, which can be substantial and may equal the selling price in some cases, may impact our ability to raise commercial prices. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. It is also not uncommon for market conditions to warrant multiple discounts to different customers on the same unit, such as purchase discounts to institutional care providers and rebates to the health plans that pay them, which reduces the net realization on the original sale.

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

The Veterans Health Care Act, or VHCA, requires manufacturers of covered drugs and biologics participating in the Medicaid program to report certain non-federal pricing information from which a mandatory purchase discount is derived and to enter into FSS contracts with the Department of Veterans Affairs through which their covered drugs and biologics must be sold to certain federal agencies at the statutory price.  This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions.  In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics.

The federal and state governments further regulate the payments made to physicians and other health care providers. The ACA created new federal requirements for reporting, by applicable manufacturers of covered drugs and biologics, payments and other transfers of value to physicians and teaching hospitals, and report annually certain ownership and investment interests held by physicians and other healthcare providers and their immediate family members. The reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, we will also be required to report on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives.

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

Research and Development

Our total research and development expenses were $11.8 million and $21.7 million, during the years ended December 31, 2018 and 2017, respectively. See Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional detail regarding our research and development activities.”

Employees

As of March 8, 2019, we had 17 full-time employees, of whom nine are in research and development and eight are in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

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

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our website, http://www.proteontherapeutics.com, as soon as reasonably practicable after we file or furnish such materials with the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy statements and other information regarding registrants that file electronically, including Proteon.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. As of December 31, 2018, we had approximately $21.9 million in existing cash, cash equivalents and marketable securities. Based on these available cash resources, we believe our cash and cash equivalents and available-for-sale investments as of December 31, 2018 will be sufficient to fund our operations into the first quarter of 2020; however, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future.

We are a late-stage biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have incurred losses from operations in each year since our inception, and our net losses were $20.7 million and $30.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $210.5 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted substantially all of our efforts and our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and, prior to our initial public offering, the sale of convertible debt. Our current product candidate, vonapanitase, is in clinical trials and we have no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. We have not completed pivotal clinical trials for any product candidate and it could be several years, if ever, before we have vonapanitase or any future product candidates ready for commercialization. Even if we successfully complete our pivotal clinical trials and obtain regulatory approval to market vonapanitase or any additional product candidates, our future revenues will depend upon the size of any markets in which vonapanitase or any additional product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical development and seek regulatory approval of vonapanitase, particularly with respect to its lead indication for radiocephalic arteriovenous fistulas;

•	commercialize vonapanitase directly in the United States;

•	undertake clinical development of vonapanitase in Europe or China and establish partnerships for the commercialization of vonapanitase in all or parts of such territories;

•	pursue additional indications for vonapanitase including clinical development of vonapanitase for brachiocephalic fistulas, patients requiring placement of an arteriovenous graft, and additional indications for the treatment of patients with symptomatic peripheral artery disease, or PAD;

•	in-license or acquire additional product opportunities and make milestone or other payments under any in-license agreements;

•	contract for the manufacture of commercial quantities of vonapanitase;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development; and

•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2018, our cash, cash equivalents and available-for-sale investments were $21.9 million. Our research and development expenses were $11.8 million and $21.7 million for the years ended December 31, 2018 and 2017, respectively. We believe that we will continue to expend substantial resources for the foreseeable future developing vonapanitase and any additional product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to fund and successfully complete the development and commercialization of vonapanitase or any additional product candidates.

We began enrolling patients in our first Phase 3 clinical trial of vonapanitase during the third quarter of 2014 for patients undergoing creation of radiocephalic fistulas, completed patient enrollment in October 2015 and released top-line data in December 2016. We enrolled the first patient in our second Phase 3 trial in August 2015, completed enrollment in March 2018 and expect to release top-line data in late March 2019. Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the first quarter of 2020, allowing us to report top-line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2. Our cash runway could be shortened if there are any significant and unexpected increases in spending on development programs or more rapid progress of development programs than anticipated. In addition, we initiated two Phase 1 clinical trials of vonapanitase in patients with PAD in the fourth quarter of 2016. We completed the enrollment of 24 patients before the end of 2018 in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. We expect to enroll up to an additional 16 patients in this study before the end of 2019 and to follow each of these patients for a period of up to seven months . We may begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD above the knee if sufficient funds become available. We may also initiate other small Phase 1 or Phase 1/2 trials in additional indications, which would further reduce our capital resources. However, we do not expect to initiate any other Phase 2 or Phase 3 trials prior to receiving and reviewing data from our second Phase 3 clinical trial. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations. In addition, as noted above, we and our auditors have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

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

If we experience delays in clinical testing, we will be delayed in obtaining regulatory approvals and commercializing our product candidates, our costs may increase and our business may be harmed. We do not know whether any future clinical trials that have not started will begin as planned, whether the design will be revised prior to or during conduct of the study, completed on schedule or conducted at all. Our product development costs may increase if we experience delays in clinical testing or changes to clinical protocols. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of vonapanitase or any additional product candidates, including:

•	trials of vonapanitase or any additional product candidates may produce unfavorable or inconclusive results;

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	our third-party contractors, including those manufacturing vonapanitase or any additional product candidates or components or ingredients for commercial use or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue to conduct a clinical trial at a prospective trial site;

•	we may have to suspend or terminate clinical trials of vonapanitase or any additional product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar biologic or biologic candidate;

•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or Contract Research Organizations, or CROs;

•	we may experience withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials, and may further be delayed in trying to add clinical trial sites to our studies;

•	we may experience delays in the importation and manufacture of clinical supply;

•	patient enrollment in these clinical trials may be slower than we anticipate and is limited to a select number of sites, which could cause significant delays given the prolonged enrollment period;

•	participants may drop out of clinical trials of vonapanitase or any additional product candidates at a higher rate than we anticipate and we may not be able to obtain the planned follow up data;

•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial or increase the needed enrollment size for the clinical trial beyond the then current enrollment, all of which may extend the clinical trial’s duration;

•	the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design, implementation, or our interpretation of data from preclinical studies and clinical trials;

•	FDA or comparable foreign regulatory authorities may find that our clinical trials were not conducted in accordance with Good Clinical Practices, or GCPs;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;

•	our finished product that has been manufactured for the vonapanitase Phase 3 trials may be inadequate, or the materials or manufactured product candidates necessary to conduct future clinical trials of vonapanitase or any additional product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

•	we may lack adequate funding to continue the clinical trials; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical research, labeling, advertising and promotional activities for the product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, tracking, tracing, investigation, notification, and disposition obligations under the Drug Quality and Security Act, registration and listing requirements, current good manufacturing practices, or cGMPs, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a risk evaluation and mitigation strategy, or REMS, or similar risk mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

If the PATENCY-2 trial is successful, we would expect to submit a Marketing Authorization Application, or MAA, to the EMA in the first half of 2020. However, based on additional data including the data from the PATENCY-2 trial and assuming sufficient funds become available, we may decide or be required to commence a clinical trial of vonapanitase in Europe for patients undergoing creation of radiocephalic fistulas. If we decide to commence a clinical trial of vonapanitase in Europe, we expect results from this trial to be available two to three years after the first patient is enrolled. Obtaining an approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of vonapanitase or any additional product candidates in those countries.

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

To date, we have not conducted any clinical trials outside of the United States and Canada. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in foreign countries, including:

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

Although our current plan is to hire most of our sales personnel only if vonapanitase is approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of vonapanitase is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of vonapanitase. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing vonapanitase or any additional product candidates.

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

The commercial success of vonapanitase and any product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community. Even if the FDA approves vonapanitase or one or more of our future product candidates, physicians and patients may not accept and use them. Our efforts to educate physicians, patients, healthcare payors and others in the medical community about the benefits of vonapanitase or any other future product candidate may require significant resources and may never be successful. Acceptance and use of any of our products will depend upon a number of factors including:

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

The BPCIA is complex and is still being interpreted and implemented by the FDA. ACA is also facing increased scrutiny by legislators. As a result, the ultimate impact, implementation, meaning and continued effectiveness of BPCIA are subject to uncertainty. While it is uncertain whether any aspects of BPCIA may change, any such changes could have a material adverse effect on the future commercial prospects for our biological products.

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

Government programs impose price controls on pharmaceutical and biological products and penalties for increasing commercial prices at rates that exceed the government inflation index, which may limit the commercial price we charge and our realization on sales. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, the net reimbursement for drug and biologic products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs and biologics from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us. As of December 31, 2018 we own 41 issued patents and own 15 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

We are currently a small company and in order to commercialize our potential products, we will need to increase the scope of our operations and expand our use of our third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, medical, clinical and commercial groups. We intend to build in-house medical and commercial organizations in the United States if the PATENCY-2 trial is successful. We currently do not have a sales and marketing capability and therefore intend to recruit a specialty sales force of approximately 75-100 representatives upon vonapanitase's approval in the United States. We will need to expand our employment base and operations when we are in the full commercial stages of our current potential product's life cycle. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates.

Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, train, maintain and integrate additional employees. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our future financial performance and our ability to commercialize our potential products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials and the regulatory process effectively;

•	manage the manufacturing of product candidates and potential products for clinical and commercial use;

•	integrate current and additional management, administrative, financial, medical, commercial and sales and marketing personnel;

•	develop a commercial infrastructure;

•	hire new personnel necessary to effectively commercialize vonapanitase and any additional product candidates;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. In addition, product candidates that we may acquire or develop in the future may be intended for patient populations that are large. In order to continue development and marketing of these product candidates, if approved, we would need to significantly expand our operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third parties.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013 the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the Tax Cuts and Jobs Act of 2017 eliminated certain requirements of the ACA, including the individual mandate. In addition, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, also amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The full impact on our business of the ACA and other new laws is uncertain but may result in additional reductions in Medicare and other healthcare funding. In addition, it is unclear whether there will be additional judicial challenges and other administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for vonapanitase, if approved.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in August 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

We may take advantage of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We are highly dependent on our ability to raise additional capital and raising additional funds through debt or equity financing could be dilutive and may cause the market price of our Common Stock to decline.

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

As of December 31, 2018, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions, including in at-the-market offerings, at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of NASDAQ impose various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

	High	Low
Year Ended December 31, 2018
First quarter	$2.85	$1.85
Second quarter	$2.90	$2.00
Third quarter	$2.80	$1.81
Fourth quarter	$2.38	$1.50
Year Ended December 31, 2017
First quarter	$2.20	$1.40
Second quarter	$1.95	$1.10
Third quarter	$2.20	$1.25
Fourth quarter	$2.75	$1.60

On March 8, 2019, the last reported sale price for our Common Stock on the NASDAQ Global Market was $3.64 per share.

Holders

As of March 8, 2019, there were approximately 29 holders of record of our Common Stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparative Stock Performance Graph

The following graph shows a comparison from October 22, 2014, the date on which our Common Stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on October 22, 2014, in our Common Stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2018. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends.  The graph assumes our closing sales price on October 22, 2014 of $10.03 per share as the initial value of our Common Stock and not the initial offering price to the public of $10.00 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

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

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the three years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data at December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2015 and 2014 and the selected consolidated balance sheet data at December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements for such years not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

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

Consolidated Statements of Operations and Comprehensive Loss

	Proteon Therapeutics, Inc.
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Revenue	$-	$-	$-	$-	$2,948
Operating expenses:
Research and development	$11,848	$21,686	$18,869	$12,381	$6,432
General and administrative	9,524	8,676	9,836	8,489	4,096
Total operating expenses	21,372	30,362	28,705	20,870	10,528
Loss from operations	(21,372)	(30,362)	(28,705)	(20,870)	(7,580)
Other income (expense):
Investment income	436	259	193	144	24
Interest expense	-	-	-	-	(857)
Other income (expense), net	207	139	(14)	(651)	5,071
Total other income (expense)	643	398	179	(507)	4,238
Net loss	$(20,729)	$(29,964)	$(28,526)	$(21,377)	$(3,342)
Foreign currency translation adjustment	$(1)	$6	$-	$-	$-
Unrealized gain (loss) on available-for-sale investments	20	(20)	11	(5)	(6)
Comprehensive loss	$(20,710)	$(29,978)	$(28,515)	$(21,382)	$(3,348)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(20,729)	$(29,964)	$(28,526)	$(21,377)	$(3,342)
Accretion of redeemable convertible preferred stock to redemption value	$-	$-	$-	$-	$(6,353)
Accretion of convertible preferred stock to redemption value	$-	$(6,747)	$-	$-	$-
Net loss attributable to common stockholders	$(20,729)	$(36,711)	$(28,526)	$(21,377)	$(9,695)
Net loss per share attributable to common stockholders - basic and diluted	$(1.15)	$(2.13)	$(1.72)	$(1.30)	$(3.16)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	18,102,219	17,274,326	16,561,799	16,464,123	3,064,507

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense:
Research and development	$1,142	$1,109	$1,114	$650	$114
General and administrative	2,287	2,118	2,229	1,514	345
Total	$3,429	$3,227	$3,343	$2,164	$459

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$21,867	$42,141	$41,317	$65,263	$83,595
Working capital	20,158	34,240	37,676	62,475	82,263
Total assets	23,521	43,979	43,520	67,538	84,798
Convertible preferred stock	21,523	21,523	-	-	-
Common stock and additional paid-in-capital	209,385	202,971	198,218	194,667	192,340
Total stockholders’ equity	20,443	34,739	38,441	63,405	82,460

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

Overview

We are a late-stage biopharmaceutical company focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we are developing to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. We believe the data from our completed Phase 2 and Phase 3 clinical trials of vonapanitase in patients undergoing creation of an arteriovenous fistula support that a one-time, local application of vonapanitase during surgical creation of a radiocephalic fistula for hemodialysis may improve fistula use for hemodialysis and secondary patency (time to fistula abandonment), thereby improving patient outcomes and reducing the burden on patients and the healthcare system. We are currently evaluating vonapanitase in our second Phase 3 trial, PATENCY-2, for vonapanitase in radiocephalic fistulas, our initial indication. Following our review of the complete data sets from our first Phase 3 trial, PATENCY-1 and discussions with the U.S. Food and Drug Administration, or FDA, we amended the protocol for the PATENCY-2 trial in the first quarter of 2017. The protocol amendment reordered the existing endpoints for this ongoing trial, establishing fistula use for hemodialysis and secondary patency as co-primary endpoints. We also increased the planned enrollment for this trial from 300 to 600 patients. The increased sample size provides power to detect the differences observed in the PATENCY-1 trial for fistula use for hemodialysis and secondary patency of 98% and 88%, respectively, with a p-value ≤0.05 for each of the co-primary endpoints. We received written confirmation from the FDA that, if PATENCY-2 is successful in showing statistical significance (p-value ≤0.05) on each of the co-primary endpoints, the PATENCY-2 trial together with data from previously completed studies would provide the basis for a Biologics License Application, or BLA, submission as a single pivotal study, in which case no additional studies would need to be conducted prior to submitting the BLA. Vonapanitase also received Breakthrough Therapy designation from the FDA in May 2017 for hemodialysis vascular access. The FDA awards Breakthrough Therapy designations to expedite the development and review of investigational drugs that are intended to treat serious or life-threatening conditions when preliminary clinical evidence indicates that the treatment may offer a substantial improvement over currently available therapies on one or more clinically significant endpoints. In March 2018, we completed the enrollment of 603 treated patients in the PATENCY-2 trial at 39 centers in the U.S. and Canada. We expect to report top-line data from the PATENCY-2 trial in late March 2019 and, if the PATENCY-2 trial is successful, we expect to submit a BLA to the FDA in fourth quarter of 2019. We further expect to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2020 if the PATENCY-2 trial is successful.

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

As of December 31, 2018, we had received an aggregate of $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of December 31, 2018, we had an accumulated deficit of $210.5 million and our net loss for the year ended December 31, 2018 was $20.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our research and development expenses to increase as we continue the clinical trials of, and seek regulatory approval for, vonapanitase. If we obtain regulatory approval for vonapanitase, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect that our general and administrative costs will increase as we grow and operate as a public company. As a result, we will need to generate significant revenue if we are to achieve profitability, and we may never be able to do so.

We believe that our cash and cash equivalents and available-for-sale investments at December 31, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We believe that these funds will be sufficient to enable us to report top line data from the PATENCY-2 trial, our second Phase 3 trial of vonapanitase in radiocephalic fistulas, and to fund our ongoing development and chemistry, manufacturing and controls, or CMC, activities. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2018, we had approximately $21.9 million in existing cash, cash equivalents and marketable securities. Based on these available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete public or private financings of debt or equity. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

A change in any of these factors could mean a significant change in the costs and timing associated with the development of vonapanitase. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Our current development activities and future plans include the following:

•	we completed enrollment in our second Phase 3 trial, PATENCY-2, and expect to report top-line data in late March 2019.

•	we may, based on additional data including the data from our ongoing Phase 3 clinical trial and if sufficient funds become available, study the effects of vonapanitase versus placebo on brachiocephalic fistulas and in patients undergoing placement of an arteriovenous graft, or graft;

•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease, or PAD, in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. In 2018, we completed the enrollment and treatment of 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. We expect to enroll up to an additional 16 patients in this study before the end of 2019 and to follow each of these patients for period of up to seven months. Based on our current operating plan, we have decided not to begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy for PAD. However, if sufficient funds become available, we may increase enrollment in the Phase 1 trial evaluating vonapanitase below the knee and begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy above the knee;

•	we may, based on additional data including the data from our Phase 3 clinical trials and if sufficient funds become available, choose to conduct a clinical trial of vonapanitase in an additional PAD indication; and

•	we expect to continue to manufacture clinical trial materials in support of our clinical trials and to also perform process validation activities in anticipation of a potential BLA submission.

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

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. During 2018 we began to estimate our volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. During 2018 we began to estimate our volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. We account for forfeitures as they occur. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Weighted average expected volatility	93.5%	94.5%
Expected term (in years)	6.07	6.06
Risk free interest rate	2.55%	2.09%
Expected dividend yield	0%	0%

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Period-to-Period
	2018	2017	Change

Operating expenses:
Research and development	$11,848	$21,686	$(9,838)
General and administrative	9,524	8,676	848
Total operating expenses	21,372	(30,362)	(8,990)
Loss from operations	(21,372)	(30,362)	8,990
Other income:
Investment income	436	259	177
Other income, net	207	139	68
Total other income	643	398	245
Net Loss	$(20,729)	$(29,964)	$9,235

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Period-to-Period
	2018	2017	Change

External vonapanitase research and development expenses	$7,401	$16,955	$(9,554)
Internal research and development expenses	4,447	4,731	(284)
Total research and development expenses	$11,848	$21,686	$(9,838)

During the year ended December 31, 2018, our total research and development expense decreased by $9.8 million compared to the year ended December 31, 2017 primarily due to $9.6 million in decreased external expenses. The decrease of $9.6 million in external expenses was primarily driven by $7.8 million in decreased expenses for our manufacturing pre-validation and validation efforts and by $1.8 million in decreased expenses for our ongoing clinical trials. Our internal research and development expenses decreased by $0.3 million in the year ended December 31, 2018 as compared to the year ended December 31, 2017 due primarily to decreased personnel costs.

Marketing, General and Administrative Expenses. During the year ended December 31, 2018, our total marketing, general and administrative expenses increased by $0.8 million as compared to the year ended December 31, 2017 primarily due to increases in overhead and personnel costs to support our ongoing corporate activities.

Investment Income. During the year ended December 31, 2018, investment income increased by $0.2 million primarily due to an increase in interest income on our cash, cash equivalents, and marketable securities

Other Income, Net. During the year ended December 31, 2018, other expense, increased by $0.1 million as compared to the year ended December 31, 2017 primarily due to the increase in the foreign currency remeasurement gain.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Period-to-Period
	2017	2016	Change

Operating expenses:
Research and development	$21,686	$18,869	$2,817
General and administrative	8,676	9,836	(1,160)
Total operating expenses	30,362	28,705	1,657
Loss from operations	(30,362)	(28,705)	(1,657)
Other income (expense):
Investment income	259	193	66
Other income (expense), net	139	(14)	153
Total other income	398	179	219
Net loss	$(29,964)	$(28,526)	$(1,438)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Period-to-Period
	2017	2016	Change

External vonapanitase research and development expenses	$16,955	$13,669	$3,286
Internal research and development expenses	4,731	5,200	(469)
Total research and development expenses	$21,686	$18,869	$2,817

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

Other Income (expense), Net. During the year ended December 31, 2017, other expense, increased by $0.2 million as compared to the year ended December 31, 2016 primarily due to foreign currency remeasurement gain for cash denominated in Swiss Francs and the change in the fair value associated with the forward foreign currency contracts we entered into in the second quarter of 2015. As of December 31, 2016, all forward foreign currency contracts had been settled and are no longer outstanding.

Liquidity and Capital Resources

Overview

Since our inception and through the year ended December 31, 2018, we had received $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our now-terminated at-the-market, or ATM, program with Cowen and Company, LLC. As of December 31, 2018, our cash and cash equivalents and available-for-sale investments totaled $21.9 million.

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

At-The-Market Equity Offering Program

On November 12, 2015, we entered into a Sales Agreement with Cowen to establish an at-the-market equity offering program, or ATM program, pursuant to which Cowen was able, with the Company’s authorization, to offer and sell up to $40 million in aggregate amount of our Common Stock from time to time under our registration statement on Form S-3, File No. 333-207965, which was declared effective January 12, 2016. Our ATM program was terminated effective as of February 7, 2019, when our new shelf registration statement on Form S-3, File No. 333-228865, was declared effective by the SEC.

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

We believe that our cash and cash equivalents and available-for-sale investments as of December 31, 2018 will be sufficient to fund our operations into the first quarter of 2020. We believe that these funds will be sufficient to enable us to report top line data from our second Phase 3 trial of vonapanitase in radiocephalic fistulas, named PATENCY-2 and to fund our ongoing development and CMC activities through this date.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the timing and costs of our Phase 3 clinical trial of vonapanitase in radiocephalic fistulas;

•	the timing and costs of developing vonapanitase for additional indications, including PAD;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for vonapanitase in radiocephalic fistulas and other indications if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of vonapanitase;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including royalty payments that we are obligated to pay to Johns Hopkins University pursuant to our assignment agreement related to vonapanitase;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017

Net cash used in operating activities	$(23,233)	$(22,352)
Net cash provided by (used in) investing activities	18,427	(16,099)
Net cash provided by financing activities	2,985	23,049
Effect of exchange rate changes on cash	22	180
Net decrease in cash, cash equivalents, and restricted cash	$(1,799)	$(15,222)

Comparison of the Years Ended December 31, 2018 and 2017

Net cash used in operating activities was $23.2 million for the year ended December 31, 2018 compared to $22.4 million for the year ended December 31, 2017. The increase of $0.8 million in cash used in operating activities was primarily driven by a $10.3 million increase in cash outflows related to changes in the components of working capital, principally related to a decrease in accounts payable and accrued expense offset by a decrease in our net loss of $9.2 million, and a $0.3 million increase related to non cash items as compared to the year ended December 31, 2017.

Net cash provided by investing activities was $18.4 million for the year ended December 31, 2018 compared to $16.1 million used in the year ended December 31, 2017. The change of $34.5 million in cash provided by investing activities was primarily driven by an increase in cash inflows of $15.1 million due to increased proceeds from maturities and sale of investments, a decrease in cash outflows of $17.4 million from the purchases of available-for-sale investments and an increase in cash inflows of $2.0 million due to increased proceeds from the sales of available-for-sale investments, as compared to the year ended December 31, 2017.

Net cash provided by financing activities was $3.0 million for the year ended December 31, 2018 compared to $23.0 million used in the year ended December 31, 2017. The decrease of $20.1 million in net cash provided by financing activities as compared to the year ended December 31, 2017 was due to the $21.5 million of proceeds from the issuance of Series A Convertible Preferred Stock, net of issuance costs, in the year ended December 31, 2017 and a decrease in cash inflows of $0.1 million due to the exercise of stock options, offset by an increase in cash inflows of $1.5 million in proceeds from the issuance of Common Stock, net of issuance costs, as compared to year ended December 31, 2017.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2018:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases (1)	$207	207	-	-	-

__________________

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018, we had cash equivalents and available-for-sale investments of $21.9 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive and Director Compensation

The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

The other information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

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

Proteon Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Proteon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proteon Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Boston, Massachusetts

March 13, 2019

Proteon Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$19,371	$21,170
Available-for-sale investments	2,496	20,971
Prepaid expenses and other current assets	1,369	1,339
Total current assets	23,236	43,480
Property and equipment, net	263	259
Restricted cash	22	22
Other non-current assets	-	218
Total assets	$23,521	$43,979
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$441	$291
Accrued expenses	2,637	8,949
Total current liabilities	3,078	9,240
Total liabilities	3,078	9,240
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2018 and 2017:	-	-
Series A convertible preferred stock, 22,000 authorized, issued and outstanding at December 31, 2018 and 2017 respectively	21,523	21,523
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2018 and 2017; 19,243,651 and 17,674,729 shares issued and outstanding at December 31, 2018 and 2017, respectively	19	18
Additional paid-in capital	209,366	202,953
Accumulated deficit	(210,470)	(189,741)
Accumulated other comprehensive income (loss)	5	(14)
Total stockholders’ equity	20,443	34,739
Total liabilities and stockholders’ equity	$23,521	$43,979

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$11,848	$21,686	$18,869
General and administrative	9,524	8,676	9,836
Total operating expenses	21,372	30,362	28,705
Loss from operations	(21,372)	(30,362)	(28,705)
Other income:
Investment income	436	259	193
Other income (expense), net	207	139	(14)
Total other income	643	398	179
Net loss	$(20,729)	$(29,964)	$(28,526)
Foreign currency translation adjustment	$(1)	$6	$-
Unrealized gain (loss) on available-for-sale investments	20	(20)	11
Comprehensive loss	$(20,710)	$(29,978)	$(28,515)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(20,729)	$(29,964)	$(28,526)
Accretion of convertible preferred stock to redemption value	-	(6,747)	-
Net loss attributable to common stockholders	$(20,729)	$(36,711)	$(28,526)
Net loss per share attributable to common stockholders - basic and diluted	$(1.15)	$(2.13)	$(1.72)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	18,102,219	17,274,326	16,561,799

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:
Research and development	$1,142	$1,109	$1,114
General and administrative	2,287	2,118	2,229
Total	$3,429	$3,227	$3,343

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Statements of Stockholders' Equity

(in thousands, except share and per share data)

	Series A Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	$0.001 Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity
Balance at December 31, 2015	-	$-	16,501,500	$16	$194,651	$(131,251)	$(11)	$63,405
Exercise of common stock options	-	-	97,521	1	196	-	-	197
Issuance of common stock upon ESPP purchase	-	-	4,538	-	11	-	-	11
Stock-based compensation expense	-	-	-	-	3,343	-	-	3,343
Unrealized gain on short term investments	-	-	-	-	-	-	11	11
Net loss	-	-	-	-	-	(28,526)	-	(28,526)
Balance at December 31, 2016	-	$-	16,603,559	$17	$198,201	$(159,777)	$-	$38,441
Issuance of Series A Convertible Preferred Stock, net of issuance costs	22,000	14,776	-	-	6,747	-	-	21,523
Accretion of Series A Convertible Preferred Stock		6,747			(6,747)	-	-	-
Exercise of common stock options	-	-	74,001	-	108	-	-	108
Issuance of common stock upon ESPP purchase	-	-	100,358	-	130	-	-	130
Issuance of common stock, net of issuance costs	-	-	896,811	1	1,287	-	-	1,288
Stock-based compensation expense	-	-			3,227	-	-	3,227
Other comprehensive loss	-	-	-	-	-	-	(14)	(14)
Net loss	-	-	-	-	-	(29,964)	-	(29,964)
Balance at December 31, 2017	22,000	$21,523	17,674,729	$18	$202,953	$(189,741)	$(14)	$34,739
Issuance of common stock upon ESPP purchase			74,343	-	132			132
Issuance of common stock, net of issuance costs	-	-	1,494,579	1	2,852	-	-	2,853
Stock-based compensation expense	-	-	-	-	3,429	-	-	3,429
Other comprehensive gain/(loss)	-	-	-	-	-	-	19	19
Net loss	-	-	-	-	-	(20,729)	-	(20,729)
Balance at December 30, 2018	22,000	$21,523	19,243,651	$19	$209,366	$(210,470)	$5	$20,443

See accompanying notes to these consolidated financial statements.

Proteon Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(20,729)	$(29,964)	$(28,526)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	115	148	123
Amortization of premium/discount on available-for-sale securities	(51)	(2)	131
Unrealized loss on forward foreign currency contracts included in net income	-	-	(127)
Foreign currency remeasurement (loss)/gain	(25)	(173)	76
Stock-based compensation	3,429	3,227	3,343
Changes in:
Prepaid expenses and other assets	141	297	246
Interest receivable	49	(46)	(26)
Accounts payable and accrued expenses	(6,162)	4,161	1,073
Net cash used in operating activities	(23,233)	(22,352)	(23,687)
Investing activities
Purchases of available-for-sale investments	(15,443)	(32,942)	(39,756)
Proceeds from maturities of available-for-sale investments	31,990	16,878	59,943
Proceeds from sale of available-for-sale investments	1,999	-	-
Purchase of property and equipment	(119)	(35)	(271)
Net cash provided by (used in) investing activities	18,427	(16,099)	19,916
Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,853	1,288	-
Proceeds from the issuance of Series A Convertible Preferred Stock, net of issuance costs	-	21,523	-
Proceeds from issuance of common stock under ESPP	132	130	11
Exercise of stock options	-	108	197
Net cash provided by financing activities	2,985	23,049	208
Effect of exchange rate changes on cash	22	180	(76)
Decrease in cash, cash equivalents and restricted cash	(1,799)	(15,222)	(3,639)
Cash, cash equivalents and restricted cash, beginning of period	21,192	36,414	40,045
Cash, cash equivalents and restricted cash, end of period	$19,393	$21,192	$36,406
Supplemental disclosure of non-cash investing and financing activities
Accretion of convertible preferred stock	$-	$6,747	$-

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

Liquidity and Going Concern

As of December 31, 2018, the Company had cash, cash equivalents and available-for-sale investments of $21.9 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into the first quarter of 2020. The Company had an accumulated deficit of $210.5 million as of December 31, 2018.

Based on these available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	raise additional funding through the possible sale of additional shares of the Company’s common stock, including public or private equity financings, and/or possible debt financings; and

•	use the worldwide commercial rights to vonapanitase currently held by the Company to establish partnerships for the development and commercialization of vonapanitase in all or parts of Europe and other countries outside of the United States to secure additional funding.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential sources or to the extent cash proceeds are received those proceeds would be sufficient to support our current operating plan for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Under ASC 2015-40, the future receipt of potential funding from the Company’s partners and other resources cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Annual Report on Form 10-K and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its approximate $21.9 million in cash, cash equivalents and marketable securities at December 31, 2018, as described above, would allow it to fund its planned operations into the first quarter of 2020. This estimate assumes no equity financings, no debt financings and no funding from new partnership agreements. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

If the Company is unable to obtain sufficient capital to continue to advance its programs, the Company would be forced to delay, reduce or eliminate its ongoing development and other activities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

At-The-Market Equity Offering Program

 On November 12, 2015, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), and entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market (“ATM”) equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $40 million of the Company’s Common Stock at prevailing market prices from time to time. The Registration Statement became effective on January 12, 2016. The Company paid Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the Sales Agreement. The offering costs were offset against proceeds from the sale of common stock under this agreement. The Company filed a prospectus supplement on March 16, 2017 because the Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. The Company’s ATM program was terminated effective as of February 7, 2019, when its new shelf registration statement on Form S-3, File No. 333-228865, was declared effective by the SEC. For the year ended December 31, 2017, the Company sold 896,811 shares of Common Stock under the Sales Agreement for aggregate gross proceeds of $1.4 million offset by total offering costs of $0.1 million. For the year ended December 31, 2018, the Company sold 1,494,579 shares of Common Stock under the Sales Agreement for aggregate gross proceeds of $3.0 million. For the year ended December 31, 2018, total offering costs of $46,000, were offset against the proceeds from the sale of common stock. The 1,494,579 shares of Common Stock sold under the ATM program during the year ended December 31, 2018 were all sold on September 25, 2018 to New Leaf Venture Partners LLC.

Series A Preferred Financing

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the “Investors” an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Transaction”), for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. The Company closed this Transaction on August 2, 2017 (see Note 7).

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

Financial instruments measured at fair value on a recurring basis include cash equivalents, available-for-sale investments and forward foreign currency contracts (see Note 3). There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2018 and 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a new standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The new revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was effective beginning January 1, 2018, with early adoption permitted. The Company adopted ASU 2017-09 during the quarter ended March 31, 2018. The adoption did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Codification (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. At the lease commencement date, the lessee must recognize a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. The Company will adopt this ASU and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. Additionally, we will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is substantially complete in assessing the transitional impact from adopting the standard. The Company currently estimates that the adoption of the new lease standard will have an immaterial impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which required the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. The Company adopted ASU 2016-15 during the quarter ended March 31, 2018. The adoption did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018. The inclusion of restricted cash increased the beginning balances of the unaudited consolidated statement of cash flows by $22,000 and $14,000 for the years ended December 31, 2018 and 2017, respectively. The ending balances were increased by $22,000 for both the years ended December 31, 2018 and 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 during the quarter ended March 31, 2018. The adoption did not have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018- 07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to nonemployees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as incurred. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Short-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders' equity (deficit). The Company invests its excess cash balances primarily in government debt securities and money market funds with strong credit ratings and maturities of less than one year. There have been no realized gains and losses for the years ended December 31, 2018, 2017 and 2016.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in value of short-term investments for the years ended December 31, 2018, 2017 and 2016, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. When capitalizing assets for research and development purposes the Company evaluates whether an alternative future use of the asset exists; if not, such assets are expensed as research and development. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

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

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and (e) the estimated fair value of its Common Stock on the measurement date. Due to the lack of company specific historical and implied volatility data of its Common Stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock based awards. The Company computes historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. During 2018 the Company began to estimate volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. The Company accounts for forfeitures as they occur. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. Refer to Note 2, “Use of Estimates,” for a discussion of the Company's estimated fair value of its Common Stock.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 10 for further details.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date of December 31, 2018 to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2018 and events which occurred subsequently but were not recognized in the consolidated financial statements.

3.	Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of December 31, 2018
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$18,353	$-	$-	$18,353
Government securities	2,496	-	-	2,496
Total	$20,849	$-	$-	$20,849

	As of December 31, 2017
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$11,662	$-	$-	$11,662
Government securities	20,971	-	-	20,971
Total	$32,633	$-	$-	$32,633

As of December 31, 2018, and 2017, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at December 31, 2018 and 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
Government securities
(Due within 1 year)	$2,496	$-	$-	$2,496
	$2,496	$-	$-	$2,496

December 31, 2017
Government securities
(Due within 1 year)	$20,991	$-	$(20)	$20,971
	$20,991	$-	$(20)	$20,971

4.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2018	2017

Computer equipment and software	$211	$192
Furniture, fixtures, and other	365	302
Laboratory equipment	514	477
	1,090	971
Accumulated depreciation	(827)	(712)
Property and equipment, net	$263	$259

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.1 million, and $0.1 million, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2018	2017

Payroll and employee-related costs	$1,390	$1,318
Contracted service costs	968	7,218
Professional fees and other	279	413
Total	$2,637	$8,949

6.	Commitments and Contingencies

Significant Contracts and Agreements

In February 2002, the Company entered into an agreement to license certain intellectual property with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of product sales, in the form of a royalty of 2.5% on net sales of the product. As of December 31, 2018 the Company has not commenced product sales and therefore has recognized no royalties on product sales.

Operating Leases

The Company has various non-cancellable operating leases for facilities and office equipment that expire at various dates through 2019. In August 2017, the Company entered into an Amendment (the “Lease Amendment”) to the existing Lease Agreement dated July 13, 2009 (the “Lease Agreement”), with Boston Properties Limited Partnership (“Lessor”) pursuant to which the Company has agreed to (i) extend the term of the lease for a period of fifteen (15) months from June 30, 2018 until September 30, 2019 and (ii) increase the Company’s office space under the Lease Agreement by 2,552 square feet of additional property for a total of approximately 7,500 square feet of property (the “Leased Property”). The Leased Property is located at 200 West St., Waltham, Massachusetts. In addition, the Company has the option to extend the term of the Lease Agreement for an additional one-year period upon the Company’s written notice to the Lessor at least six months prior to the expiration of the term. Rental expense was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum payments required under operating leases as of December 31, 2018 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2019	207
Total minimum lease payments	$207

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of December 31, 2018, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

At December 31, 2018 and 2017, the Company had $22,000, respectively, in an outstanding letter of credit to be used as collateral for leased premises. At December 31, 2018 and 2017, the Company pledged an aggregate of $22,000, to the bank as collateral for the letter of credit, which is included in other non-current assets.

7.	Series A Preferred Financing

On August 2, 2017, the Company issued and sold 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred”), for a purchase price of $1,000 per share, or aggregate purchase price and gross proceeds of $22.0 million, all upon the terms and conditions set forth in the Securities Purchase Agreement dated as of June 22, 2017. The Company incurred $0.5 million of issuance costs in connection with the transaction. Each share of Series A Preferred is convertible into approximately 1,005 shares of the Company’s Common Stock at a conversion price of $0.9949 per share, in each case subject to adjustment for any stock splits, stock dividends and similar events, provided that any conversion of Series A Preferred by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own more than 9.985% of the total number of shares of Common Stock issued and outstanding after giving effect to such conversion. At December 31, 2018 and 2017, the Company had 22,000 shares of Series A Convertible Preferred Stock authorized.

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

8.	Common Stock

General

At December 31, 2018, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 19,243,651 shares were issued and outstanding.

Reserved for Future Issuance

The Company has the following shares of Common Stock reserved for future issuance:

	December 31,	December 31,
	2018	2017

Conversion of Series A Preferred Stock	22,112,775	22,112,775
Stock-based compensation awards	5,163,957	3,572,457
Employee Stock Purchase Plan	118,120	192,463
Total	27,394,852	25,877,695

9.	Stock-based Compensation

On August 21, 2014, the Company’s Board of Directors superseded the 2006 Equity Incentive Plan (the “2006 Plan”) with the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On October 3, 2014, the stockholders approved these plans. The stockholders also approved an amendment to the 2014 Plan on July 31, 2017.

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

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Research and development	$1,142	$1,109	$1,114
General and administrative	2,287	2,118	2,229
Total	$3,429	$3,227	$3,343

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31,
	2018	2017	2016
Weighted average expected volatility	93.5%	94.5%	84.4%
Expected term (in years)	6.07	6.06	6.05
Risk free interest rate	2.55%	2.09%	1.45%
Expected dividend yield	0%	0%	0%

Stock options issued to non-employees are accounted for using the fair value method of accounting; they are periodically revalued as the options vest and are recognized as expense over the related service period. The total expense related to all options granted to non-employees was $0 for the years ended December 31, 2018, 2017 and 2016.

Stock Options

The following table summarizes stock option activity for employees and non-employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,681,072	$7.18	6.8	$121
Granted	2,041,600	$2.61
Exercised	-
Forfeited	(83,433)	$5.82
Expired	(42,013)	$13.30
Outstanding at December 31, 2018	4,597,226	$5.12	7.4	$404
Exercisable at December 31, 2018	2,067,356	$7.57	5.7	$241
Vested or expected to vest at December 31, 2018 (1)	4,597,226	$5.12	7.4	$404

__________________

(1) Represents the number of vested options at December 31, 2018 plus the number of unvested options expected to vest based on the unvested options outstanding at December 31, 2018.

During the year ended December 31, 2018, the Company granted stock options to purchase an aggregate of 2,041,600 shares of its Common Stock with a weighted-average grant date fair value of $2.61. During the year ended December 31, 2017, the Company granted stock options to purchase an aggregate of 719,337 shares of its Common Stock with a weighted-average grant date fair value of $1.99. During the year ended December 31, 2016, the Company granted stock options to purchase an aggregate of 132,495 shares of its Common Stock with a weighted-average exercise price of $7.11 and a weighted-average grant date fair value of $5.08.

The total intrinsic value of options exercised in the years ended December 31, 2018 and 2017 was $0 and $27,000 respectively. As of December 31, 2018, and 2017 there was $4.6 million and $4.2 million, respectively of total unrecognized compensation cost related to employee non-vested stock options. The total unrecognized compensation cost for employee awards will be adjusted for future forfeitures. The Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.40 years.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. The Company’s Board of Directors determined there was to be no increase on January 1, 2018. As of December 31, 2018, the 2014 ESPP authorized the issuance of up to 304,991 shares of Common Stock. The seventh offering under the 2014 ESPP began on January 1, 2018 and ended on June 30, 2018 and the eight offering began on July 1, 2018 and ended on December 31, 2018. During the years ended December 31, 2018 and 2017, 74,343 and 100,358 shares, respectively, were issued under the 2014 ESPP. The Company incurred $0.1 million in stock-based compensation expense related to the 2014 ESPP for the years ended December 31, 2018, 2017, and 2016.

10.	Income Taxes

The components of loss from operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(17,855)	$(24,803)	$(15,860)
Foreign	(2,874)	(5,161)	(12,666)
Total	$(20,729)	$(29,964)	$(28,526)

For the years ended December 31, 2018, 2017, 2016, the Company has not recorded a provision for federal or state income taxes as it has had net operating losses since inception.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax benefit computed at federal statutory tax rate	$(4,348)	$(10,186)	$(9,696)
Permanent differences	6	4	430
Stock compensation - permanent items	325	689	-
R&D credit - permanent items	-	1,751	1,437
State income taxes, net of federal benefit	(958)	(853)	(498)
Tax credits	(1,466)	(5,495)	(4,846)
Change in valuation allowance	5,409	(54,319)	8,804
Foreign rate differential	602	1,752	4,304
Rate change	-	2,202	-
382 limitation	-	64,975	-
Other	430	(520)	65
Total	$-	$-	$-

The significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$6,742	$2,651	$37,237
Federal and state tax credits	3,122	2,244	21,223
Accrued expenses	411	399	544
Patents	132	191	360
Stock-based compensation	1,782	1,262	1,353
Other	169	202	321
Total deferred tax assets	12,358	6,949	61,038
Valuation allowance	(12,358)	(6,949)	(61,038)
Net deferred assets	$-	$-	$-

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, management of the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018, 2017, and 2016.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss “NOL” carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a decrease in net deferred tax asset of $2.2 million and a corresponding reduction in the valuation allowance against these assets. There is no impact to income tax expense. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 or 2018 consolidated financial statements.

The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in our estimates. The Company completed the analysis of the 2017 Tax Act during the fourth quarter of 2018 and had no material changes to the original analysis.

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the "IRS") and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. This could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company's value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. On August 2, 2017, the Company completed a financing transaction for $22.0 million. As a result of this transaction, the company performed a study to review the application of IRC §382 and §383 to the Company. It was determined there was an ownership change as of the date of this financing and the Company’s NOLs generated prior to August 2, 2017 would be fully limited. Therefore, the NOLs and credits generated prior to August 2, 2017 have been written down to zero. This represents a decrease in Federal NOLs of approximately $107.3 million ($34.1 million tax effected) and a decrease in federal credits of $23.8 million. State NOLs and credits were also fully limited as a result of this ownership change. The state NOLs were reduced by approximately $5.0 million and credits were reduced by $2.1 million.

As a result of current year activity, the valuation allowance increased by approximately $5.4 million during the year ended December 31, 2018. This was due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses. In the year ended December 31, 2017, the valuation allowance had an increase of approximately $13.1 million. However, this increase was offset by a reduction of $65.0 million due to the aforementioned §382 limitation and a reduction of $2.2 million due to the change in tax rate. Therefore, there was an overall decrease to the valuation allowance $54.1 million. The valuation allowance increased by approximately $8.8 million during the year ended December 31, 2016, due primarily to the addition of Orphan Drug Tax credits and the generation of net operating losses.

Subject to the limitations described below, as of December 31, 2018, 2017, and 2016, the Company has net operating loss carryforwards of approximately $25.7 million, $10.6 million, and $0.0 million, respectively, to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards expire at various dates through 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Cuts and Jobs Act. The indefinite lived net operating loss carryforwards as of December 31, 2018 are approximately $14.7 million. As of December 31, 2018, 2017, and 2016, the Company has state net operating loss carryforwards of approximately $21.5 million, $6.8 million, and $0.0 million, respectively, to offset future state taxable income, which will expire at various times between 2037 and 2038. As of December 31, 2018, 2017 and 2016, the Company has tax credit carryforwards of approximately $3.1 million, $2.3 million and $0.0 million, respectively, to offset future federal and state income taxes, which will expire at various times between 2037 and 2038.

The Company had no unrecognized tax benefits or related interest and penalties accrued during the years ended December 31, 2018, 2017, and 2016. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to U.S. federal income tax and primarily Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2015 through 2018, although carryforward attributes that were generated prior to tax year 2015 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

11.	Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the years ended December 31, 2018, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share. In 2017 the net loss applicable to Common Stock did not equal net loss due to the accretion of the beneficial conversion feature of Preferred Stock in the amount of $6.7 million. The beneficial conversion feature was initially recorded as a discount on the Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the preferred stock was then immediately written off as a deemed dividend as the Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Outstanding stock options	4,597,226	2,681,072	2,166,254
Convertible preferred stock	22,112,775	22,112,775	-
	26,710,001	24,793,847	2,166,254

12.	Quarterly Financial Information (unaudited, in thousands, except share and per share data)

The following table contains selected quarterly financial information from 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended (a)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Operating expenses	$6,365	$5,000	$4,622	$5,385
Net loss attributable to common stockholders	(6,081)	(4,879)	(4,510)	(5,259)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.34)	$(0.28)	$(0.25)	$(0.27)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	17,674,729	17,674,729	17,824,186	19,221,292

	Three Months Ended (a)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Operating expenses	$6,480	$5,986	$12,306	$5,590
Net loss attributable to common stockholders	(6,498)	(5,608)	(19,054)	(5,551)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.39)	$(0.33)	$(1.08)	$(0.33)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and Diluted	16,636,201	17,207,672	17,619,418 (b)	17,619,418

__________________

(a)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.
(b)	Adjusted to correct an immaterial error in the weighted-average share calculation in the Company's Form 10-Q as of September 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEON THERAPEUTICS, INC.

By: /s/ Timothy P. Noyes	March 13, 2019
Timothy P. Noyes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy P. Noyes	President, Chief Executive Officer and Director	March 13, 2019
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Senior Vice President, Chief Financial Officer,	March 13, 2019
George A. Eldridge	Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Paul J. Hastings	Chairman and Director	March 13, 2019
Paul J. Hastings

/s/ Hubert Birner	Director	March 13, 2019
Hubert Birner, Ph.D.

/s/ Garen Bohlin	Director	March 13, 2019
Garen Bohlin

/s/ Scott A. Canute	Director	March 13, 2019
Scott Canute

/s/ John G. Freund, M.D.	Director	March 13, 2019
John G. Freund, M.D.

/s/ Tim Haines	Director	March 13, 2019
Tim Haines
/s/ Stuart A. Kingsley	Director
Stuart A. Kingsley		March 13, 2019

/s/ Jonathan Leff	Director	March 13, 2019
Jonathan Leff

EXHIBIT INDEX

Exhibit No.		Description
3.1		Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).

3.2		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on August 3, 2017).

3.3		Second Amended and Restated By-laws of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

4.2		Fifth Amended and Restated Investors’ Rights Agreement, dated June 22, 2017, by and among Proteon Therapeutics, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.18 of Current Report on Form 8-K, filed on June 23, 2017).

4.3		Registration Rights Agreement, dated as of August 2, 2017 by and between Proteon Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on August 3, 2017).

10.1	†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).

10.2	†	Letter Agreement by and between the Company and F. Nicholas Franano, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.3		Lease Agreement by and between the Company and Boston Properties Limited Partnership, dated July 13, 2009, as amended by that Amendment No. 1 dated September 14, 2012, as amended by that Amendment No. 2 dated October 17, 2013, as amended by that Amendment No. 3 dated August 4, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.4		Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.5		Assignment of Patent made and entered into as of December 30, 2002, by and between F. Nicholas Franano and Proteon Therapeutics, L.L.C (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.6		Letter Agreement, dated October 1, 2010, among the National Institutes of Health, F. Nicholas Franano and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.7		Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.8		Quitclaim Deed, dated January 17, 2011, by F. Nicholas Franano to the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.9	†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company's 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.10	†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.11	†	Amended and Restated Employment Agreement by and between the Company and Timothy P. Noyes, dated October 1, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.12	†	Amended and Restated Employment Agreement by and between the Company and Steven Burke, dated October 1, 2014 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.13	†	Amended and Restated Employment Agreement by and between the Company and George Eldridge, dated October 1, 2014 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.14	†	Amended and Restated Employment Agreement by and between the Company and Daniel Gottlieb, dated October 1, 2014 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).

10.15		Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2014).

10.16		Manufacturing Services Agreement by and between the Company and Lonza Ltd, dated as of June 30, 2015 and signed July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 12, 2015).

10.17	‡	Amendment to Manufacturing Services Agreement by and between the Company and Lonza LTD entered into on January 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 9, 2016).

10.18	†	Amendment No. 1 to Employment Agreement by and between the Company and George Eldridge dated as of March 15, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 16, 2017).

10.19		Securities Purchase Agreement, dated as of June 23, 2017, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.20 of Current Report on Form 8-K, filed on June 23, 2017).

10.20	†	Amended and Restated 2014 Equity Incentive Plan of Proteon Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on August 3, 2017).

10.21		Fourth Amendment to Lease by and between Proteon Therapeutics, Inc. and Boston Properties Limited Partnership, dated August 17, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 7, 2017).

10.22	‡	Amendment No. 3 to Manufacturing Services Agreement by and between the Company and Lonza LTD dated as of May 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 7, 2018).

21.1	*	List of Subsidiaries.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	***	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017, and 2016; (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (v) the notes to the Consolidated Financial Statements.

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

