Form 10-K/A
period 2018-12-31
PROTEON THERAPEUTICS INC
filed 2019-04-12
CIK 1359931

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

As of April 10, 2019 there were 19,585,394 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Proteon Therapeutics, Inc.’s Annual Report on Form 10-K (the “Amended Filing”) for the period ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019 (the “Original 10-K”). This Amended Filing is being filed to present the information required by Part III of Form 10-K as we may not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted. Part III of the Original 10-K is hereby amended and restated in its entirety as set forth in this Amendment No. 1.

No other items are being amended except as described in this Explanatory Note and this Amended Filing does not reflect any events occurring after the date of the Original 10-K.

3

TABLE OF CONTENTS

FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and positions of the directors and executive officers of Proteon:

Name	Age(4)	Position(s)
Timothy P. Noyes	57	President, Chief Executive Officer and Director (Class I)
Hubert Birner, Ph.D. (3)	52	Director (Class II)
Garen Bohlin (2)	71	Director (Class I)
Scott A. Canute (1)	58	Director (Class III)
John G. Freund, M.D. (2)(3)	65	Director (Class I)
Tim Haines (1)(3)	61	Director (Class III)
Paul J. Hastings (3)	59	Director (Class II)
Stuart A. Kingsley (2)	55	Director (Class II)
Jonathan Leff (1)	50	Director (Series A Director)
Steven K. Burke, M.D.	58	Senior Vice President and Chief Medical Officer
George A. Eldridge	55	Senior Vice President, Chief Financial Officer, Treasurer and Assist. Secretary
Daniel P. Gottlieb	48	Vice President, Corporate Development
Bradley J. Hartman	38	Vice President, People
Matthew P. Kowalsky	46	Vice President, Legal and Secretary
E. Scott Toner	64	Senior Vice President, Marketing

______________________

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Governance and Nominating Committee.
(4)	Ages as of April 10, 2019

Executive Officers

Timothy P. Noyes joined Proteon in April 2006 as our President and Chief Executive Officer and has also been a member of our Board of Directors (“Board”) since joining Proteon. From 2002 to 2006, Mr. Noyes served as Chief Operating Officer of Trine Pharmaceuticals, Inc. Before joining Trine, Mr. Noyes held several management positions with GelTex Pharmaceuticals from 1996 to 2001, prior to its acquisition by Genzyme Corporation. After the acquisition, from 2001 to 2002, he held the positions of President, Renal Division and President, GelTex Pharmaceuticals. Prior to GelTex, he worked for several years at Merck & Co. across multiple roles in its hypertension and heart failure group and managed care division, and on its Vasotec and Prilosec products. Mr. Noyes received an A.B. from Harvard College and an M.B.A. from Harvard Business School. We believe Mr. Noyes is qualified to serve as a member of our Board because of his role with us and his extensive operational knowledge of, and executive level management experience in, the biopharmaceutical industry.

Steven K. Burke, M.D., joined Proteon in August 2006 as our Senior Vice President and Chief Medical Officer. Prior to joining Proteon, Dr. Burke held various roles at Genzyme Corporation from 2000 to 2006, where he served most recently as Senior Vice President of Medical and Regulatory Affairs and Vice President of Clinical Research. From 1994 to 2000, Dr. Burke held roles at GelTex Pharmaceuticals, including Vice President of Clinical Research and Medical Director, and before that he held positions at Glaxo. Dr. Burke received an A.B. from Harvard College and an M.D. from Cornell University Medical College. He completed a medical residency and fellowship at Brigham and Women’s Hospital and is certified by the American Board of Internal Medicine.

George A. Eldridge joined Proteon in September 2013 as our Senior Vice President and Chief Financial Officer. Prior to joining Proteon, from 2009 to 2013, Mr. Eldridge served as a consultant to companies in the biotechnology industry, acting as a chief financial officer and providing advisory services. From 2006 to 2009, Mr. Eldridge was Chief Financial Officer of Targanta Therapeutics Corporation until its acquisition in 2009 by The Medicines Company. Before working at Targanta, Mr. Eldridge served as Chief Financial Officer of Therion Biologics from 2002 to 2006. In the fourth quarter of 2006, Therion filed a petition under the federal bankruptcy laws, which was rejected. Prior to Therion Mr. Eldridge served as Chief Financial Officer of Curis, Inc. (previously Ontogeny, Inc.) and Boston Life Sciences, Inc. Prior to working in the biotechnology field, Mr. Eldridge was an investment banker at Kidder Peabody & Co, Inc. He holds a B.A. from Dartmouth College and an M.B.A. from the University of Chicago, Booth School of Business.

Daniel P. Gottlieb joined Proteon in September 2007 and has served as our Vice President, Corporate Development since April 2015, prior to which he was Vice President, Marketing and Business Development from March 2013 until April 2015, prior to which he was the Senior Director of Marketing and Business Development from June 2010 until March 2013 and Director of Marketing and Business Development from 2007 until 2010. Prior to joining Proteon, Mr. Gottlieb served as Strategic Marketing Manager of Endovascular Products at Abbott Vascular from 2006 to 2007. Prior to that, Mr. Gottlieb spent seven years, from 1999 to 2006, at Guidant Corporation in a variety of roles, including marketing and market research, strategic planning, and business development and corporate venture investing as part of Guidant’s Compass Group. Mr. Gottlieb holds a B.A. from the University of Pennsylvania and an M.B.A. from the Tuck School of Business at Dartmouth College.

Bradley J. Hartman joined Proteon in 2018 as Vice President, People. Prior to joining Proteon, from 2016 to 2018, Mr. Hartman served as the Vice President of People for Unum Therapeutics where he oversaw all human resource functions. Prior to that, from 2012 to 2016, Mr. Hartman served as Co-founder and Managing Partner of Connectedsearch, a leading executive search firm focused on the biotech and pharmaceutical industries. Prior to Connectedsearch, Mr. Hartman served in various human resource management roles at Vertex Pharmaceuticals from 2010 to 2012 and Dyax Corporation from 2007 to 2010. Mr. Hartman holds a B.S. from University of Rochester.

Matthew P. Kowalsky joined Proteon in May 2016 as our Vice President, Legal. Prior to joining Proteon, he served as Senior Corporate Counsel at Sanofi Genzyme from May 2015 to May 2016, supporting business development activities and marketed products for rare diseases. Mr. Kowalsky held the position of Associate General Counsel at Cubist Pharmaceuticals, Inc. from 2013 to 2015. He served as Assistant General Counsel at ARIAD Pharmaceuticals, Inc. in 2013 and Lantheus Medical Imaging, Inc. (formerly Bristol-Myers Squibb Medical Imaging, Inc.) from 2009 to 2013. Mr. Kowalsky began his legal career in the corporate and intellectual property groups of Choate, Hall & Stewart LLP. He holds a B.A. from the University of Notre Dame and a J.D. from the Notre Dame Law School. Before attending law school, he served as a surface warfare officer in the U.S. Navy.

E. Scott Toner joined Proteon in June 2015 as our Senior Vice President, Marketing. Prior to joining Proteon, from April 2014 to April 2015, Mr. Toner served as the VP Marketing and Sales of OPKO Health’s Renal Division. From January 2013 to April 2014, he served as a consultant to companies in the biotechnology industry and from March 2011 to December 2012 served as Senior Director, Marketing of Reata Pharmaceuticals. Prior to that, from March 2007 to October 2010, Mr. Toner served as Executive Director of Marketing with AMAG Pharmaceuticals. From 1985 to 2007, Mr. Toner held various roles within the domestic and international divisions of Abbott Laboratories, concentrating primarily on the nephrology and critical care therapeutic spaces. Mr. Toner holds a B.A. from Ithaca College and an M.B.A. from Drexel University.

Non-Employee Directors

Hubert Birner, Ph.D. has been a member of our Board since 2007. Dr. Birner is the managing partner of TVM Capital, a venture capital firm, which he joined in 2000. Before joining TVM Capital, Dr. Birner served as Head of Business Development Europe and Director of Marketing for Germany at Zeneca from 1998 to 2000. Dr. Birner joined Zeneca from McKinsey & Company’s European Health Care and Pharmaceutical practice where he worked from 1995 to 1998. From 1992 to 1994, Dr. Birner was also an Assistant Professor for biochemistry at the Ludwig-Maximilian-University in Munich. Dr. Birner currently serves on the board of directors of Acer Therapeutics Inc., a publicly traded company (Nasdaq: ACER), and NOXXON Pharma AG, a private company. Dr. Birner also serves as Chairman of the Board of Spepharm Holding BV, Centogene AG, AL-S Pharma AG and leon-nanodrugs GmbH, all private companies. He previously served as a member of the board of directors of Argos Therapeutics Inc. (Nasdaq: ARGS), Horizon Pharma (Nasdaq: HZNP), Evotec AG (EVT: ETR), Probiodrug AG and BioXell SPA. Dr. Birner received an M.B.A. from Harvard Business School and a Ph.D. in biochemistry from Ludwig-Maximilian-University Munich, where he graduated summa cum laude. We believe Dr. Birner is qualified to serve as a member of our Board because of his investment, business, research and board experience in the life sciences industry.

Garen Bohlin has been a member of our Board since September 2014. Since May 2012, Mr. Bohlin has served on the board of directors to various life sciences and healthcare companies. From January 2010 until April 2012, he served as Executive Vice President of Constellation Pharmaceuticals, a biopharmaceutical company. Prior to joining Constellation Pharmaceuticals, Mr. Bohlin served as Chief Operating Officer of Sirtris Pharmaceuticals, a biopharmaceutical company, from January 2006 to December 2009. Mr. Bohlin was the founding Chief Executive Officer of Syntonix Pharmaceuticals, Inc., a biopharmaceutical company, from 1999 through December 2005. Earlier in his career, he held multiple executive positions at Genetics Institute, Inc., a biopharmaceutical company, and was a partner at Arthur Andersen & Co., a public accounting and consulting organization. Mr. Bohlin currently serves on the board of directors of Tetraphase Pharmaceuticals, Inc. (Nasdaq: TTPH), Karyopharm Therapeutics, Inc. (Nasdaq: KPTI) and Collegium Pharmaceutical, Inc. (Nasdaq: COLL), all Nasdaq listed companies. He also served on the board of directors for Acusphere, Inc. (OTCMKTS: ACUS) from 2005 to January 2015, Praecis Pharmaceuticals, Inc. from 2005 to 2007, Targanta Therapeutics, Inc. (Nasdaq: TARG) from 2007 to 2009, SpringLeaf Therapeutics from 2010 to 2013 and Precision Dermatology from 2012 to 2014. Mr. Bohlin received his B.S. in accounting and finance from The University of Illinois. We believe that Mr. Bohlin is qualified to serve on our Board because of his industry and board experience, including his audit committee experience, with publicly traded biopharmaceutical companies.

Scott A. Canute has been a member of our Board since July 2015. Mr. Canute served as President of Global Manufacturing and Corporate Operations at Genzyme Corporation from 2010 to 2011. Prior to joining Genzyme, Mr. Canute spent 25 years at Eli Lilly and Company and served as President, Global Manufacturing Operations from 2004 to 2007. Mr. Canute currently serves as a member of the board of directors of Flexion Therapeutics, Inc. (Nasdaq: FLXN), Akebia Therapeutics, Inc. (Nasdaq: AKBA) and Immunomedics, Inc. (Nasdaq: IMMU), all of which are publicly traded companies. Mr. Canute previously served as a member of the board of directors of AlloCure, Inc., Inspiration Biopharmaceuticals, Inc., Oncobiologics, Inc. (Nasdaq: ONS), the National Association of Manufacturers and the Indiana Manufacturers Association. Mr. Canute earned a B.S. in chemical engineering from the University of Michigan and an M.B.A. from Harvard Business School. We believe that Mr. Canute is qualified to serve as a member of our Board because of his manufacturing and operational experience in the biopharmaceutical industry.

John G. Freund, M.D. has been a member of our Board since February 2014. Dr. Freund co-founded Skyline Ventures, a venture capital firm, in September 1997, where he has served as a partner since its founding. Prior to founding Skyline, Dr. Freund served as Managing Director in the private equity group of Chancellor Capital Management from 1995 to 1997. In 1995, he co-founded Intuitive Surgical, Inc. and served on its board of directors until 2000. From 1988 to 1994, Dr. Freund served in various positions at Acuson Corporation, now part of Siemens, most recently as Executive Vice President. Prior to joining Acuson, Dr. Freund was a General Partner of Morgan Stanley Venture Partners from 1987 to 1988. From 1982 to 1988, Dr. Freund worked at Morgan Stanley & Co., where he co-founded the Healthcare Group in the Corporate Finance Department. Dr. Freund currently serves as a member of the board of directors of Collegium Pharmaceutical, Inc. (Nasdaq: COLL), SI Bone, Inc. (Nasdaq: SIBN), Sutro BioPharma, Inc. (Nasdaq: SRTO) and Tetraphase Pharmaceuticals, Inc. (Nasdaq: TTPH). He also previously served on the board of directors of a number of publicly traded companies, including Map Pharmaceuticals, a biopharmaceutical company (Nasdaq: MAPP), Mako Surgical Corp., a medical device company (Nasdaq: MAKO), Concert Pharmaceuticals, Inc., a biopharmaceutical company (Nasdaq: CNCE) and was Chairman of XenoPort, Inc., a biopharmaceutical company (Nasdaq: XNPT). He also serves on the board of directors of six U.S. registered investment funds managed by affiliates of the Capital Group, Inc. He is a member of the Advisory Board for the Harvard Business School Healthcare Initiative. He received an A.B. in history from Harvard College, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School, where he was a Baker Scholar and won the Loeb Fellowship in Finance. We believe Dr. Freund is qualified to serve as a member of our Board because of his training as a physician and his extensive investment, business and board experience with public healthcare and biopharmaceutical companies.

Tim Haines has been a member of our Board since May 2014. Tim is Managing Partner at Abingworth LLP, a leading global life sciences venture investment firm. Tim joined Abingworth in 2005 having been Chief Executive of the Abingworth portfolio company, Astex Therapeutics. He was instrumental in establishing it as one of the leading UK biotechnology companies. Astex was acquired by Otsuka Pharmaceuticals and recently had a breakthrough drug for Breast Cancer approved by FDA. Previously, Tim held Chief Executive positions at Datascope Corp. (Nasdaq) and Thackray Inc. (J&J Depuy acquired), and was General Manager Baxter UK. Current and past board positions include; Chroma, Fovea (Sanofi Aventis acquired), Stanmore (Stryker acquired) HBI (Meda acquired), Pixium Vision (Euronext), PowderMed (Pfizer acquired), Proteon (Nasdaq), Sientra (Nasdaq), GammaDelta Therapeutics and Virion Health. Tim has a BSc from Exeter University and an MBA from INSEAD and is a former Director of the BIA, and sat on the BVCA Venture Committee and the Wellcome Trust / NHS Health Innovation Challenge Fund. We believe Mr. Haines is qualified to serve as a member of our Board because of his management, investment and board experience in the life sciences industry.

Paul J. Hastings has served as a member of our board of directors and its chairman since October 2016. Mr. Hastings is the Chief Executive Officer of Nkarta Therapeutics, Inc. Prior to joining Nkarta in 2018, Mr. Hastings was Chairman and Chief Executive Officer of OncoMed Pharmaceuticals (Nasdaq: OMED) from 2006 to 2018. Prior to joining OncoMed, Mr. Hastings was President and Chief Executive Officer of QLT, Inc. Previous to that, Mr. Hastings served as President and Chief Executive Officer of Axys Pharmaceuticals, which was acquired by Celera Corporation in 2001. From 1999 to 2001, Mr. Hastings served as the President of Chiron BioPharmaceuticals, a division of Chiron Corporation. Prior to that, he was President and Chief Executive Officer of LXR Biotechnology. Mr. Hastings also held a series of management positions of increasing responsibility at Genzyme Corporation, including serving as President of Genzyme Therapeutics Europe as well as President of Worldwide Therapeutics. Mr. Hastings also served as Vice President, Marketing and Sales and General Manager, Europe for Synergen, Inc., and previously held a series of marketing and sales management positions with Hoffmann-La Roche. Mr. Hastings served as chairman of the board of Proteolix (sold to Onyx Pharmaceuticals in 2010), and served on the boards of ViaCell (previously a public company (Nasdaq: VIAC) sold to Perkin-Elmer in 2007), Cerimon Pharmaceuticals and Relypsa Pharmaceuticals (previously a public company (Nasdaq: RLYP) sold to Galenica in 2016). He is currently on the board of Pacira Pharmaceuticals (Nasdaq: PCRX), serves as Vice Chairman of Biotechnology Innovation Organization, and is also on the board of directors of the California Life Sciences Association. Mr. Hastings received a B.S. in pharmacy from the University of Rhode Island. We believe Mr. Hastings is qualified to serve as a member of our Board because of his operational knowledge of, and executive level management experience in the biopharmaceutical industry.

Stuart A. Kingsley has been a member of our Board since October 2015. Mr. Kingsley is the President and Chief Executive Officer of TARIS Biomedial, Inc. Prior to joining TARIS Biomedical in December 2018, Mr. Kingsley served as President and Chief Operating Officer at The Medicines Company (Nasdaq: MDCO) from May 2016 to December 2017. Previously, Mr. Kingsley served as Executive Vice President, Global Commercial Operations at Biogen from November 2011 to October 2015. From January 2010 to November 2011, Mr. Kingsley was Biogen’s Senior Vice President, U.S. Commercial Operations. Prior to that, he was Senior Vice President and General Manager of the Gynecological Surgical Products business at Hologic, Inc., from October 2007 to November 2009, and Division President, Diagnostic Products at Cytyc Corp., from July 2006 to October 2007. From 1991 to 2006, he was a Partner at McKinsey & Company, focusing on the biotechnology, pharmaceutical and medical device industries. Mr. Kingsley received a B.A. in government from Dartmouth College and an M.B.A. from Harvard Business School. We believe Mr. Kingsley is qualified to serve as a member of our Board because of his extensive management and operational experience as a senior executive in public healthcare and biopharmaceutical companies.

Jonathan Leff has served as a member of our board of directors since August 2017. Mr. Leff is a Partner of Deerfield Management Company, L.P. and Chairman of the Deerfield Institute. He joined Deerfield in 2013, and focuses on venture capital and structured investments in biotechnology and pharmaceuticals. Prior to joining Deerfield, for more than sixteen years, Mr. Leff was with Warburg Pincus, where he led the firm’s investment efforts in biotechnology and pharmaceuticals. Mr. Leff has also been active in public policy discussions related to healthcare and medical innovation. He is a member of several not-for-profit boards, including the Spinal Muscular Atrophy Foundation, Friends of Cancer Research, the Reagan-Udall Foundation for the Food and Drug Administration and the Columbia University Medical Center Board of Advisors. In addition, he previously served as a member of the Board of Directors of the Biotechnology Innovation Organization and a member of the Executive Committee of the Board of the National Venture Capital Association (NVCA). Mr. Leff currently serves on the board of directors of Chondrial Therapeutics, Inc., Dracen Pharmaceuticals, Inc., Mirum Pharmaceuticals, Inc., ARS Pharmaceuticals, Inc. and Aprecia Pharmaceuticals, Inc., all private companies. He also previously served on the boards of several publicly-traded biotechnology and pharmaceuticals companies, namely InterMune, Inc., Talon Therapeutics, Inc., Allos Therapeutics, Inc., Inspire Pharmaceuticals, Inc., Sophiris Bio Inc., Nivalis Therapeutics, Inc., AveXis, Inc. and Audentes Therapeutics. Previously he led NVCA’s life sciences industry efforts as Chair of NVCA’s Medical Innovation and Competitiveness Coalition (NVCA-MedIC). Mr. Leff received his A.B. from Harvard University, and earned his M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Leff is qualified to serve as a member of our Board because of his investment, board and leadership experience in the life sciences industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

The Board has a standing Audit Committee that is composed of Garen Bohlin, John G. Freund, M.D. and Stuart A. Kingsley with Garen Bohlin serving as chairman of the committee. Our Board has determined that each of Garen Bohlin, John G. Freund, M.D. and Stuart A. Kingsley satisfies the Nasdaq independence standards and the independence standards of Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Board has determined that Garen Bohlin is an “audit committee financial expert” under applicable rules and regulations of the SEC and Nasdaq.

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our financial statements and our internal control function. Among other things, our Audit Committee is responsible for the following:

•	appointing, approving the compensation of, and assessing the qualifications, performance and independence of and overseeing our independent registered public accounting firm;

•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement;

•	overseeing compliance with our code of business conduct and ethics;

•	reviewing our anti-fraud controls and risk assessment and risk management policies, including risks related to cyber security; and

•	reviewing and discussing with management and our independent registered public accounting firm our earnings releases and procedures for review of such releases.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our Code of Business Conduct and Ethics is available on our website at www.proteontherapeutics.com under “Investors & Media” at “Corporate Governance” or by requesting a copy, free of charge, in writing from our Secretary at Proteon Therapeutics, Inc., 200 West Street, Waltham, MA 02451. We intend to post on our website any amendment to, or waiver under, a provision of the Code of Business Conduct and Ethics that applies to certain of our executive officers within four business days following the date of such amendment or waiver.

A copy of the Corporate Governance Guidelines may also be accessed free of charge by visiting the website at www.proteontherapeutics.com under “Investors & Media” at “Corporate Governance” or by requesting a copy from our Secretary at our principal executive offices above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2018, our directors, officers and stockholders who own more than 10% of a registered class of our equity securities complied with all applicable filing requirements during the fiscal year ended December 31, 2018.

Item 11. Executive and Director Compensation

This section discusses the material elements of compensation for our named executive officers and the most important factors relevant to an analysis of these policies. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers named in the “Summary Compensation Table” below, or our named executive officers, and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2017 and 2018 fiscal years.

				Non-Equity	All
			Option	Incentive	Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)
Timothy P. Noyes	2018	531,914	892,200	265,957	3,875	1,630,946
Chief Executive Officer and President	2017	501,806	208,714	263,448	4,220	978,187
Steven K. Burke, M.D.	2018	434,948	439,580	173,979	4,904	1,053,212
Senior Vice President and Chief Medical Officer	2017	420,240	90,254	176,501	4,220	691,214
George A. Eldridge	2018	365,034	439,380	142,363	2,291	949,068
Senior Vice President, Chief Financial Officer, Assist. Treasurer and Secretary	2017	352,690	90,254	141,076	2,636	586,656

______________________

(1)	Salaries include amounts contributed by the named executive officer to our 401(k) plan.
(2)	Amounts shown reflect the grant date fair value of options awarded during fiscal year 2018, determined in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation— Stock Compensation. These amounts exclude the value of estimated forfeitures. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(3)	Amounts shown reflect the cash performance bonus amount paid to the named executive officer for each of fiscal year 2017 and 2018 that was earned based on Proteon’s performance. Annual cash incentive compensation earned during the year is typically paid in the following year.
(4)	This column reflects term life and disability insurance premiums paid by us on behalf of the named executive officers. All of these benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees.

Executive Compensation

Overview

The following discussion relates to the compensation of our Chief Executive Officer and President, Timothy P. Noyes, and our next two most highly compensated persons serving as executive officers as of December 31, 2018. Each year, our Compensation Committee reviews and determines the compensation of our executive officers, including our named executive officers. Our executive compensation program is designed to attract and retain a highly skilled team of key executives and to align the compensation of our executives with the interests of our stockholders by rewarding the achievement of short- and long-term strategic financial goals, which we believe serves to enhance short- and long-term value creation for our stockholders.

Elements of Executive Compensation

The compensation of our named executive officers consists of base salary, annual cash bonuses, equity awards and employee benefits that are made available to all salaried employees. Our named executive officers are also entitled to certain compensation and benefits upon certain terminations of employment and certain change of control transactions pursuant to employment agreements. In addition to the factors discussed below, the Compensation Committee also considers recommendations from Mr. Noyes, who as our Chief Executive Officer regularly discusses compensation issues regarding all salaried employees other than himself with the chairperson of the Compensation Committee and meets with our Compensation Committee to discuss these matters. Mr. Noyes also provides our Compensation Committee and Board with his evaluation of the performance of the named executive officers other than himself.

The following describes the material terms of the elements of our executive compensation program during fiscal year 2018.

Base Salaries. Base salaries for our named executive officers are determined based on the scope of each officer’s responsibilities along with his respective experience and contributions to the Company. Base salaries for our named executive officers are determined annually by our Compensation Committee, subject to review and approval by our Board. When reviewing base salaries for increase, our Compensation Committee takes factors into account such as each officer’s experience and individual performance, Proteon’s performance as a whole, data from surveys of compensation paid by comparable companies, and general industry conditions, but does not assign any specific weight to any factor. The following table sets forth base salaries for our named executive officers for the 2018 and 2019 fiscal years.

	2018	2019	% Increase
Name	Base Salary ($)	Base Salary ($)	over 2018
Timothy P. Noyes	531,914	550,531	3.5%
Steven K. Burke, M.D.	434,948	450,172	3.5%
George A. Eldridge	365,034	377,810	3.5%

Annual Cash Bonuses. Our annual cash bonus program promotes and rewards the achievement of key strategic and business goals. At the beginning of fiscal year 2018, our Compensation Committee established corporate performance goals, each having a designated weighting that included key strategic and financial goals of Proteon relating to research, process development and manufacturing, business development and the achievement of financial objectives. At the beginning of the 2019 fiscal year, our Compensation Committee met and evaluated the performance of Proteon against the specified performance goals. Our Board approved the recommendations of our Compensation Committee and each named executive officer received a cash bonus as set forth below.

	2018	2018
Name	Bonus target	Bonus ($)
Timothy P. Noyes	50%	265,957
Steven K. Burke, M.D.	40%	173,979
George A. Eldridge	40%	142,363

Equity Awards. Our named executive officers have previously participated in our Proteon Therapeutics, Inc. Amended and Restated 2006 Equity Incentive Plan, which we refer to as the “2006 Plan.” At this time, there are no shares available for grant under our 2006 Plan. Our named executive officers also participate in our Proteon Therapeutics, Inc. Amended and Restated 2014 Equity Incentive Plan, which we refer to as the “2014 Plan.” Grants under the 2006 Plan and the 2014 Plan, including those made to our named executive officers, generally consist of stock option awards subject to time-based vesting. Awards that are subject to time-based vesting generally vest either in quarterly installments over four years or vest as to 25% of the shares subject to the option after one year and thereafter continue to vest in quarterly installments over the following three years, generally subject to continued employment. During the beginning of fiscal year 2019, each of Mr. Noyes, Dr. Burke and Mr. Eldridge was awarded stock options under the 2014 Plan to purchase shares of our common stock in each case vesting as to 25% of the shares subject to the option after one year and thereafter continue to vest in quarterly installments over the following three years. Stock option awards serve to align the interests of our named executive officers with our stockholders, because no value is created unless the value of our common stock appreciates after grant. They also encourage retention through the use of time-based vesting. Pursuant to agreements with certain members of senior management, including our named executive officers, all or a portion of the executives’ stock options may vest upon certain terminations of employment, including terminations without cause or constructive terminations in connection with a change of control.

The following table sets forth the stock options awarded to our named executive officers for the 2018 fiscal year.

2018 (1)
Name	Option Awards
Timothy P. Noyes	350,000
Steven K. Burke, M.D.	145,000
George A. Eldridge	145,000

(1)	Options were granted under our 2014 Plan in January 2019 for each named executive officer as part of the compensation review cycle for the fiscal year ended in 2018.

In addition, our named executive officers are eligible to participate in our Proteon Therapeutics, Inc. 2014 Employee Stock Purchase Plan, which we refer to as the “ESPP.” The ESPP provides an incentive to, and encourages stock ownership by, all of our eligible employees and those of our participating subsidiaries so that they may share in our growth by acquiring or increasing their share ownership. Under the ESPP, eligible employees, including our named executive officers, may purchase shares of our common stock through payroll deductions.

Benefits. We provide modest benefits to our named executive officers. These benefits and perquisites, such as participation in our 401(k) plan and basic health and welfare benefit coverage, are available to all of our eligible employees.

Employment Agreements and Change of Control Agreements. Mr. Noyes, Dr. Burke and Mr. Eldridge have entered into employment agreements with us that include severance, change of control, and restrictive covenant provisions. We believe that change of control arrangements provide our executives with security that will likely reduce any reluctance that they may have to pursue a change of control transaction that could be in the best interests of our stockholders. We also believe that reasonable severance and change of control benefits are necessary in order to attract and retain high-quality executive officers.

Retirement Benefits

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan provides that each participant may contribute up to the statutory limit, which was $18,500 for calendar year 2018. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2018 may be up to an additional $6,000 above the statutory limit. We may also elect to provide for discretionary profit sharing contributions, but we did not provide any such contributions in fiscal year 2018. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s earnings reportable on IRS Form W-2 subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities

Employment Agreements

Below are written descriptions of our employment agreements with each of our named executive officers.

Timothy P. Noyes

We have entered into an amended and restated employment agreement with Mr. Noyes, which was effective upon the completion of our initial public offering, who serves as our President and Chief Executive Officer. Mr. Noyes’s employment with us is “at-will,” and the agreement does not include a specified term. The agreement provides that Mr. Noyes receives an annual base salary, initially established at $437,280 in 2014, and that he is eligible for an annual incentive bonus, with his target bonus being 50% of his base salary. The Board determines his actual bonus amount based on its assessment of the Company’s and his individual performance during the year. The agreement also provides for Mr. Noyes to participate in our benefit programs made available to our employees generally.

Under Mr. Noyes’s agreement, if his employment is terminated by us without cause or by reason of constructive termination (as such terms are defined in the agreement), he will be entitled to receive cash severance equal to 12 months of his base salary or, in the event constructive termination (as defined in the agreement) occurs within 30 days prior to or 365 days following a corporate transaction, 18 months plus, only following a corporate transaction (as defined in the agreement), an amount equal to his bonus prorated to reflect the number of days worked during that fiscal year; reimbursement of his COBRA premiums for up to 12 months or, in the event constructive termination occurs within 30 days prior to or 365 days following a corporate transaction (as defined in the agreement), 18 months; and 50% of any unvested stock options or unvested restricted shares (excluding certain grants) shall vest in full, accelerated to 100% if the termination occurs 30 days prior to or 365 days after a corporate transaction (as defined in the agreement). Mr. Noyes’s right to receive these severance benefits is subject to his providing a release of claims in favor of the Company.

The agreement includes a noncompetition covenant during Mr. Noyes’s employment under the agreement and for 12 months thereafter or, in the event constructive termination (as defined in the agreement) occurs within 30 days prior to or 365 days following a corporate transaction (as defined in the agreement), 18 months thereafter. The agreement provides that we shall indemnify Mr. Noyes against all losses, damages, expenses and claims against him by reason of act or omission in connection with the performance of his duties to the fullest extent permitted by the law.

Steven K. Burke, M.D.

We have entered into an amended and restated employment agreement with Dr. Burke, which was effective upon the completion of our initial public offering, to serve as our Senior Vice President and Chief Medical Officer. Dr. Burke’s employment with us is “at- will,” and the agreement does not include a specified term. The agreement provides that Dr. Burke receives an annual base salary, initially established at $378,100 in 2014, and that he is eligible for an annual incentive bonus, with his initial target bonus being 35% of his base salary. The Board determines his actual bonus amount based on its assessment of the Company’s and his individual performance during the year. The Board also determines whether to make any adjustment to Dr. Burke’s annual target bonus, currently 40% of his base salary. The agreement also provides for Dr. Burke to participate in our benefit programs made available to our employees generally.

Under Dr. Burke’s agreement, if his employment is terminated by us without cause or by reason of constructive termination (as these terms are defined in the agreement), he will be entitled to receive cash severance equal to 12 months of his base salary or, in the event constructive termination (as defined in the agreement) occurs within 30 days prior to or 365 days following a corporate transaction (as defined in the agreement), 12 months plus an amount equal to his bonus prorated to reflect the number of days worked during that fiscal year; reimbursement of his COBRA premiums for up to twelve months; and any unvested stock options or unvested restricted shares (excluding certain grants) shall vest in full if the termination occurs 30 days prior to or 365 days after a corporate transaction (as defined in the agreement). Dr. Burke’s right to receive these severance benefits is subject to his providing a release of claims in favor of the Company.

The agreement includes a noncompetition covenant during Dr. Burke’s employment under the agreement and for 12 months thereafter. The agreement provides that we shall indemnify Dr. Burke against all losses, damages, expenses and claims against him by reason of act or omission in connection with the performance of his duties to the fullest extent permitted by the law.

George A. Eldridge

We have entered into an amended and restated employment agreement with Mr. Eldridge, which was effective upon the completion of our initial public offering and amended as of March 15, 2017, to serve as our Senior Vice President and Chief Financial Officer. Mr. Eldridge’s employment with us is “at-will,” and the agreement does not include a specified term. The agreement provides that Mr. Eldridge receives an annual base salary, initially established at $300,290 in 2014, and that he is eligible for an annual incentive bonus, with his initial target bonus being 35% of his base salary. The Board determines his actual bonus amount based on its assessment of the Company’s and his individual performance during the year. The Board also determines whether to make any adjustment to Mr. Eldridge’s annual target bonus, currently 40% of his base salary. The agreement also provides for Mr. Eldridge to participate in our benefit programs made available to our employees generally.

Under Mr. Eldridge’s agreement, as amended, if his employment is terminated by us without cause or by reason of constructive termination (as these terms are defined in the agreement), he will be entitled to receive cash severance equal to 12 months of his base salary or, in the event constructive termination (as defined in the agreement) occurs within 30 days prior to or 365 days following a corporate transaction (as defined in the agreement), 12 months plus an amount equal to his bonus prorated to reflect the number of days worked during that fiscal year; reimbursement of his COBRA premiums for up to twelve months; and any unvested stock options or unvested restricted shares (excluding certain grants) shall vest in full if the termination occurs 30 days prior to or 365 days after a corporate transaction (as defined in the agreement). Mr. Eldridge’s right to receive these severance benefits is subject to his providing a release of claims in favor of the Company.

The agreement includes a noncompetition covenant during Mr. Eldridge’s employment under the agreement and for 9 or 12 months thereafter, as applicable. The agreement provides that we shall indemnify Mr. Eldridge against all losses, damages, expenses and claims against him by reason of act or omission in connection with the performance of his duties to the fullest extent permitted by the law.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2018.

OPTION AWARDS

		Number of		Number of
		Securities		Securities
		Underlying		Underlying		Option
		Unexercised		Unexercised		Exercise	Option
	Grant	Options (#)		Options (#)		Price	Expiration
Name	Date	Exercisable(6)		Unexercisable		($)(4)	Date(5)
Timothy P. Noyes	6/19/2009	55,829	(2)	-		$3.17	3/3/2019
	12/16/2009	3,479	(2)	-		$3.17	12/15/2019
	10/26/2011	85,388	(2)	-		$1.27	10/25/2021
	6/24/2014	126,023	(1)	-		$4.92	6/23/2024
	10/21/2014	78,818	(1)	-	(3)	$10.00	10/20/2024
	1/7/2015	125,937	(1)	8,396	(3)	$10.60	1/6/2025
	12/8/2015	93,750	(1)	31,250	(3)	$14.71	12/7/2025
	1/24/2017	53,742	(1)	69,096	(3)	$2.05	1/23/2027
	2/8/2018	-	(1)	500,000	(3)	$2.15	2/7/2028
Steven K. Burke, M.D.	6/19/2009	14,898	(2)	-		$3.17	3/3/2019
	6/24/2014	81,914	(1)	-		$4.92	6/23/2024
	1/7/2015	65,449	(1)	4,364	(3)	$10.60	1/6/2025
	12/8/2015	42,750	(1)	14,250	(3)	$14.71	12/7/2025
	1/24/2017	23,239	(1)	84,018	(3)	$2.05	1/23/2027
	1/17/2018	-	(1)	200,000	(3)	$2.85	1/16/2028
George A. Eldridge	6/24/2014	126,023	(1)	-		$4.92	6/23/2024
	1/7/2015	50,445	(1)	3,363	(3)	$10.60	1/6/2025
	12/8/2015	24,750	(1)	8,250	(3)	$14.71	12/7/2025
	1/24/2017	23,239	(1)	29,880	(3)	$2.05	1/23/2027
	1/17/2018	-	(1)	200,000	(3)	$2.85	1/16/2028

13

______________________

(1)	Reflects time-based options to purchase shares of our common stock that vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and thereafter vesting in equal quarterly installments over the following three years, subject to the executive’s continued employment.
(2)	Reflects time-based options to purchase shares of our common stock that vest in equal quarterly installments over four years generally subject to the executive’s continued employment.
(3)	Reflects time-based options to purchase shares of our common stock that vest in equal annual installments over four years generally subject to the executive’s continued employment. These option awards were granted under our 2014 Plan and each option award is exercisable only upon vesting.
(4)	The exercise price of the stock options was not less than the fair market value of a share of our common stock on the date of grant, as determined by our Board, based, in part, on an independent third party valuation with respect to the period prior to our initial public offering. Stock options granted in fiscal year 2014 subsequent to us becoming a public company were granted with an exercise price equal to the closing price of a share of our common stock on the date the stock option was granted.
(5)	All stock options have a 10-year term measured from the date of grant.
(6)	Except as otherwise indicated all of the outstanding option awards were granted under and subject to the terms of our 2006 Plan. As further described in in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 22, 2014 “Prospectus” under “—Equity Benefit and Stock Plans.” Except as otherwise indicated, as of December 31, 2018, each option award is immediately exercisable but is subject to repurchase by us until vested. All vesting is subject to the officer’s continuous service with us through the vesting dates and the potential vesting acceleration under certain circumstances as further described below “—Employment Agreements.”

Compensation Consultant

As a part of determining compensation for our named executive officers during fiscal year 2018, the Compensation Committee engaged Arnosti Consulting, Inc., as an independent compensation consultant. Arnosti Consulting provides analysis and recommendations to the Compensation Committee regarding:

•	trends and emerging topics with respect to executive compensation;

•	peer group selection for executive compensation benchmarking;

•	compensation practices for our peer group;

•	compensation programs for directors, executives and all of our employees; and

•	stock utilization and related metrics.

When requested, Arnosti Consulting consultants attend meetings of the Compensation Committee, including executive sessions in which executive compensation issues are discussed. Arnosti Consulting reports to the Compensation Committee and not to management, although Arnosti Consulting meets with management for purposes of gathering information and supporting decision-making for its analyses and recommendations.

In determining to engage Arnosti Consulting, the Compensation Committee assessed the independence of Arnosti Consulting pursuant to the SEC and Nasdaq rules, taking into account the six independence factors enumerated by Nasdaq and in Rule 10C-1 under the Exchange Act, including the absence of other services provided to the Company by Arnosti Consulting, the amount of fees the Company paid to Arnosti Consulting as a percentage of Arnosti Consulting’s total revenue, the policies and procedures of Arnosti Consulting that are designed to prevent conflicts of interest, any business or personal relationship of the individual compensation advisors employed by Arnosti Consulting with an executive officer of the Company, any business or personal relationship the individual compensation advisors employed by Arnosti Consulting have with any member of the Compensation Committee, and any stock of the Company owned by Arnosti Consulting or the individual compensation advisors employed by Arnosti Consulting. The Compensation Committee affirmatively determined, based on its analysis in light of all relevant factors, including the factors listed above, that the work of Arnosti Consulting and the individual compensation advisors employed by Arnosti Consulting as compensation consultants to the Compensation Committee has not raised a conflict of interest.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our amended and restated bylaws provide for the indemnification of officers, directors and third parties acting on our behalf if such persons act in good faith and in a manner reasonably believed to be in and not opposed to our best interest, and, with respect to any criminal action or proceeding, such indemnified party had no reason to believe his or her conduct was unlawful.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against these liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether this indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

Director Compensation

Under our director compensation program, we pay our non-employee directors retainers in cash. We do not pay any compensation to our President and Chief Executive Officer in connection with his service on our Board and, consequently, he is not included in the table. The compensation that we pay to our President and Chief Executive Officer is discussed in the “Summary Compensation Table” and “Executive Compensation” sections of this prospectus. Each non-employee director receives a cash retainer for service on the Board and for service on each committee(s) on which the director is a member. The chairmen of the Board and of each committee receive higher retainers for such service. These fees are payable semi-annually in arrears. The fees paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

	Member	Annual Fee for
	Annual Fee	Chairman
Board of Directors	$35,000	$65,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Governance and Nomination Committee	$3,750	$7,500

We also continue to reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.

In addition, under our director compensation program, each non-employee director elected to our Board will receive an option to purchase 13,333 shares of our common stock, with each of these options vesting in equal annual installments over a three-year period measured from the date of grant, subject to the non-employee director’s continued service as a director, and becoming exercisable in full upon a change in control of our Company. Further, we expect to make a grant of options to purchase 12,700 shares of common stock around the time of Proteon’s 2019 Annual Meeting of the Stockholders, to all Directors whose service will continue. These option grants will be at an exercise price equal to the fair market value of Proteon’s common stock on the date of grant and will vest at Proteon’s next annual meeting of stockholders.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Our current director compensation arrangements have been in effect since the time of our initial public offering in October 2014. Prior to that time, we did not have a formal non-employee director compensation policy. We reimbursed our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

The following table sets forth information regarding compensation earned by our non-employee directors during fiscal year 2018. (1)

	Fees earned
Name	in cash ($)	Option awards ($)(2)(3)	Total ($)
Hubert Birner, Ph.D	38,750	23,316	62,066
Garen Bohlin	50,000	23,316	73,316
Scott A. Canute	45,000	23,316	68,316
John G. Freund, M.D.	46,250	23,316	69,566
Tim Haines	43,750	23,316	67,066
Paul J. Hastings	72,500	23,316	95,816
Stuart A. Kingsley	42,500	23,316	65,816
Jonathan Leff	40,000	23,316	63,316

______________________

(1)	Amounts represent annual cash compensation earned for services rendered by each member of the Board.
(2)	The options granted to our Board during fiscal year 2018 vest on June 20, 2019. These grants have a weighted average exercise price of $2.50 per option.
(3)	Amounts shown reflect the grant date fair value of options awarded during fiscal year 2016 determined in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation. These amounts exclude the value of estimated forfeitures.

The following table sets forth, as of December 31, 2018, the aggregate number of exercisable and unexercisable option awards outstanding held by our non-employee directors at that time.

	Option Awards
Name	Exercisable	Unexercisable
Hubert Birner, Ph.D	26,664	12,700
Garen Bohlin	33,331	12,700
Scott A. Canute	26,665	12,700
John G. Freund, M.D.	26,664	12,700
Tim Haines	26,664	12,700
Paul J. Hastings	15,554	17,145
Stuart A. Kingsley	26,665	12,700

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of April 10, 2019, by: each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock; each of our directors; each of our named executive officers; and all of our directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 10, 2019 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 19,585,394 shares of our common stock outstanding as of April 10, 2019. Shares of our common stock that a person has the right to acquire within 60 days of April 10, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Proteon Therapeutics, Inc., 200 West Street, Waltham, MA 02451.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Abingworth Bioventures VI, LP., and related funds (1)	2,057,236	10.5%
Deerfield and related funds (2)	2,036,655	9.985
Skyline Venture Partners Qualified Purchaser Fund IV, L.P. (3)	2,013,579	9.985
TVM Capital and related funds (4)	1,956,992	9.985
RA Capital Management, LLC (5)	1,679,205	8.6
Pharmstandard International S.A. (6)	1,667,907	8.3
New Leaf Venture Partners and related fund (7)	1,523,200	7.8
Intersouth Partners VI, L.P. (8)	1,300,433	6.5
MPM Bio IV NVS Strategic Fund, L.P. (9)	983,381	5.0
Directors and Named Executive Officers:
Timothy P. Noyes (10)	810,778	4.0
Hubert Birner, Ph.D. (11)	1,982,723	10.1
Garen Bohlin (12)	99,343	*
Scott Canute (13)	39,365	*
John G. Freund, M.D. (14)	2,052,943	9.985
Timothy Haines (15)	2,057,236	10.5
Paul Hastings (16)	34,890	*
Stuart A. Kingsley (17)	39,365	*
Jonathan Leff (18)	17,144	*
Steven K. Burke(19)	428,452	2.2
George A. Eldridge (20)	317,250	1.6
All executive officers and directors as a group (15 persons) (21)	8,307,854	37.3%

______________________

*	Indicates ownership of less than one percent.

(1)	Based solely on the Schedule 13D/A filed with the SEC on June 27, 2017 by Abingworth LLP, Abingworth LLP and Abingworth Bioventures VI LP (“ABV VI”) have shared voting power and shared dispositive power with respect to 2,057,236 shares of our common stock, including 39,364 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019, which Tim Haines, our director, holds for the benefit of Abingworth. Abingworth Bioventures VI GP LP, a Scottish limited partnership, serves as the general partner of “ABV VI”. Abingworth General Partner VI LLP, an English limited liability partnership, serves as the general partner of Abingworth Bioventures VI GP LP. ABV VI (acting by its general partner Abingworth Bioventures VI GP LP, acting by its general partner Abingworth General Partner VI LLP) has delegated to Abingworth LLP, an English limited liability partnership, all investment and dispositive power over the securities held by ABV VI. An investment committee of Abingworth LLP, comprised of Joseph Anderson, Michael F. Bigham, Stephen W. Bunting, Genghis Lloyd-Harris, and Tim Haines approves investment and voting decisions by a majority vote, and no individual member has the sole control or voting power over the securities held by ABV VI. Each of Abingworth Bioventures VI GP LP, Abingworth General Partner VI LLP, Joseph Anderson, Stephen W. Bunting, Genghis Lloyd-Harris, and Tim Haines disclaims beneficial ownership of the securities held by the ABV VI except to the extent of their proportionate pecuniary interest therein. ABV VI owns a total of 2,526 shares of our Series A Preferred Stock which are convertible at the option of the holder, subject to the 9.985% Cap, into 2,538,949 shares of common stock.
17

(2)	Based solely on the Schedule 13D/A filed with the SEC on December 14, 2017 (a) 877,799 shares of common stock are held by Deerfield Private Design Fund III, L.P., (b) 149,676 shares of common stock are held by Deerfield Special Situations Fund, L.P., (c) 197,424 shares of common stock are held by Deerfield Partners, L.P., (d) 794,612 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Deerfield Private Design Fund IV, L.P. and (e) 17,144 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019, which Jonathan Leff, our director, holds for the benefit of Deerfield Mgmt. L.P. Deerfield Mgmt, L.P. is the general partner of each of Deerfield Special Situations Fund, L.P., and Deerfield Partners, L.P. (together with Deerfield Private Design Fund III, L.P. and Deerfield Private Design Fund IV, L.P., the “Deerfield Funds”). Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P. Deerfield Mgmt IV, L.P. is the general partner of Deerfield Private Design Fund IV, L.P. Deerfield Management Company, L.P. is the investment advisor of each of the Deerfield Funds. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P., Deerfield Mgmt III, L.P., Deerfield Mgmt IV, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt. L.P. may be deemed to beneficially own the shares held by Deerfield Special Situations Fund, L.P. and Deerfield Partners, L.P. Deerfield Mgmt III, L.P. may be deemed to beneficially own the shares held by Deerfield Private Design Fund III, L.P. Deerfield Mgmt IV, L.P. may be deemed to beneficially own the shares held by Deerfield Private Design Fund IV, L.P. Each of Deerfield Management Company, L.P. and Mr. Flynn may be deemed to beneficially own the shares held by the Deerfield Funds. Deerfield Private Design Fund IV, L.P. owns a total of 16,000 shares of our Series A Preferred Stock which are convertible at the option of the holder, subject to the 9.985% Cap, into 16,082,018 shares of common stock.

(3)	Based solely on the Schedule 13D filed with the SEC on November 3, 2014 by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. (“SVPQP IV”) and Skyline Venture Management IV, LLC (“SVM IV”) and our internal records of the Series A Preferred Stock ownership, SVPQP IV, SVM IV, John G. Freund, M.D., our director, and Yasunori Kaneko have shared voting power and shared dispositive power with respect to (a) 1,432,930 shares of our common stock held by SVPQP IV and (b) 580,649 shares of common stock issuable upon conversion of the Series A Preferred Stock held by SVPQP IV. Each of John G. Freund, M.D., and Yasunori Kaneko are managing directors of SVPQP IV and share voting and dispositive power over the shares held by the SVPQP IV; however, they disclaim beneficial ownership of the shares held by SVPQP IV, except to the extent of their pecuniary interests therein. SVPQP IV owns a total of 1,054 shares of our Series A Preferred Stock which are convertible at the option of the holder, subject to the 9.985% Cap, into 1,059,403 shares of common stock.

(4)	Based solely on the Schedule 13D filed with the SEC on August 2, 2017 by TVM Life Science Ventures VI L.P., TVM Life Science Ventures VI L.P., TVM Life Science Ventures VI GmbH & Co. KG, TVM Life Science Ventures Management VI L.P., Helmut Schühsler, Stefan Fischer and Hubert Birner, our director, have shared voting power and shared dispositive power with respect to (a) 1,943,059 shares of our common stock and (b) 13,933 shares of common stock issuable upon conversion of the Series A Preferred Stock. Helmut Schühsler, Stefan Fischer and Hubert Birner, Ph.D. our director, are members of the investment committee of TVM Life Science Ventures VI Management Limited Partnership, a special limited partner of TVM Life Science Ventures VI GMBH & Co. KG and TVM Life Science Ventures VI LP with voting and dispositive power over the share held by those entities. TVM Life Science Venture VI Management Limited Partnership and these individuals each disclaim beneficial ownership of such shares except to the extent of any pecuniary interest therein. TVM Life Science Ventures VI L.P. and TVM Life Science Ventures VI GmbH & Co. KG own a total of 500 shares of our Series A Preferred Stock which are convertible at the option of the holder, subject to the 9.985% Cap, into 502,563 shares of common stock.

(5)	Based solely on the Schedule 13G filed with the SEC on February 14, 2018 by RA Capital Management, LLC (“RA Capital”) and Peter Kolchinsky, Ph.D. and conversion notices for the shares of the Series A Preferred Stock received by the Company on March 28, 2019, RA Capital and Dr. Kolchinsky have shared voting power and shared dispositive power with respect to 1,679,205 shares of our common stock. This amount is comprised of (a) 1,337,462 shares of common stock owned by the Fund (as defined below) or the Account (as defined below) and (b) 341,743 shares of common stock issued, on March 28, 2019 upon conversion of the Series A Preferred Stock owned by the Fund or the Account. RA Capital is the general partner of the RA Capital Healthcare Fund, L.P. (the “Fund”) and serves as investment adviser for a separately managed account (the “Account”). Mr. Kolchinsky is the manager of RA Capital. Each of RA Capital and Dr. Kolchinsky disclaims beneficial ownership for the shares, except to the extent of its or his pecuniary interest therein.

(6)	Based solely on the Schedule 13G filed with the SEC on February 12, 2015 by Pharmstandard International S.A. and our internal records of the Series A Preferred Stock ownership, Pharmstandard International S.A. and the joint stock company “Pharmstandard” (“JSC Pharmstandard”) have shared voting power and shared dispositive power with respect to (a) 1,165,344 shares of our common stock held by Pharmstandard International S.A. and (b) 502,563 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Pharmstandard International S.A. Pharmstandard International S.A. is a wholly owned subsidiary of JSC Pharmstandard. As the parent entity JSC Pharmstandard has voting and investment control over the shares of the Company held by Pharmstandard International S.A. Alexey Vinogradov is the representative of Pharmstandard International S.A. Each of JSC Pharmstandard and Mr. Alexey Vinogradov disclaims beneficial ownership of any such shares, except to the extent of its or his proportionate pecuniary interest therein.
18

(7)	Based solely on the Schedule 13G filed with the SEC on November 6, 2018, 1,523,200 shares of our common stock are held by New Leaf Biopharma Opportunities II, L.P. (“Biopharma II”). New Leaf BPO Associates II, L.P. (“NLBA II”), the sole general partner of Biopharma II, New Leaf BPO Management II, L.L.C. (“NLB Management II”), the sole general partner of NLBA II and ultimate general partner of Biopharma II, and each of Ronald M. Hunt, Vijay K. Lathi, Liam T. Ratcliffe and Isaac Manke, the managing directors of NLB Management II (collectively, the “Managing Directors”), may be deemed to have shared voting and dispositive power with respect to such shares. NLBA II, NLB Management II, and each of the Managing Directors disclaims beneficial ownership of such shares, except to the extent of any of its or his pecuniary interest therein.

(8)	Based solely on the Schedule 13G/A filed with the SEC on February 13, 2018 by Intersouth Partners VI, L.P., Intersouth Associates VI, LLC, the general partners of Intersouth Partners VI, L.P., Dennis J. Dougherty and Mitchell Mumma have shared voting and dispositive power with respect to 898,383 shares of our common stock held by Intersouth Partners VI, L.P. and (b) 402,050 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Intersouth Partners VI, L.P. Dennis J. Dougherty and Mitchell Mumma are the managing partners of Intersouth Associates VI, LLC and each disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(9)	Based solely on the Schedule 13G filed by MPM Bio IV NVS Strategic Fund, L.P. with the SEC on February 5, 2015, MPM Bio IV NVS Strategic Fund, L.P. has shared voting power and shared dispositive power with respect to 983,381 shares of our common stock and MPM BioVentures IV GP LLC, MPM BioVentures IV GP LLC, Luke Envin, Ansbert Gadicke, Vaughn M. Kailian, John Paul Scopa and Todd Foley have shared voting power and shared dispositive power with respect to 983,381 shares of our common stock. MPM BioVentures IV LLC is the General Partner of MPM Bio Ventures IV GP LLC, which is the General Partner of MPM Bio IV NVS Strategic Fund, L.P. Mr. Foley shares the power to vote, hold and dispose of the shares held by MPM Bio IV NVS Strategic Fund, L.P.

(10)	Consists of 810,778 shares of common stock are issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(11)	Consists of shares held by TVM. By virtue of the relationships described in footnote 4 above, Dr. Birner may be deemed to share beneficial ownership in the shares held by TVM. Dr. Birner disclaims beneficial ownership of the shares referred to in footnote 2 above. Includes 39,364 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(12)	Consists of (a) 53,312 shares of common stock and (b) 46,031 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(13)	Consists of 39,365 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(14)	Consists of shares held by Skyline. By virtue of the relationships described in footnote 3 above, Dr. Freund may be deemed to share beneficial ownership in the shares held by Skyline. Dr. Freund disclaims beneficial ownership of the shares referred to in footnote 4 above. Includes 39,364 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(15)	Consists of shares held by Abingworth, including 39,364 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019, which Mr. Haines holds for the benefit of Abingworth. By virtue of the relationships described in footnote 1 above, Mr. Haines may be deemed to share beneficial ownership in the shares held by Abingworth. Mr. Haines disclaims beneficial ownership of the shares referred to in footnote 1 above.

(16)	Consists of (a) 6,636 shares of common stock and (b) 28,254 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(17)	Consists of 39,365 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(18)	Mr. Leff disclaims beneficial ownership of the shares referred to in footnote 2 above, including 17,144 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019, that Mr. Leff, our director, holds for the benefit, and the direction, of the Deerfield Management Company.

(19)	Consists of (a) 123,135 shares of common stock and (b) 305,317 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.
19

(20)	Consists of (a) 18,229 shares of common stock and (b) 299,021 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

(21)	Consists of (a) 232,971 shares of common stock, (b) 580,649 shares of common stock issuable upon conversion of the Series A Preferred Stock and (c) 2,100,373 shares of common stock issuable upon exercise of options exercisable within 60 days of April 10, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth the aggregate information of our equity compensation plans in effect as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity Compensation Plans approved by stockholders (1)(2)	4,597,226	$5.12	684,851
Equity compensation plans not approved by stockholders	-	-	-
Total	4,597,226	$5.12	684,851

______________________

(1)	As of December 31, 2018, 566,731 shares remained available for issuance under our Amended and Restated 2014 Equity Incentive Plan, or the 2014 Incentive Plan, which became effective in August 2017. The number of shares of our common stock reserved for issuance under the 2014 Incentive Plan is increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2014 Incentive Plan and (ii) on January 1 of each year, by a number of shares of common stock equal to the lesser of (x) 4% of the shares of common stock outstanding at such time or (y) a number of shares as determined by our board of directors. Effective January 1, 2019, the number of shares authorized for issuance under the 2014 Incentive Plan was increased by 1,654,257 shares.

(2)	As of December 31, 2018, 118,120 shares were reserved for issuance under our 2014 Employee Stock Purchase Plan, or ESPP, which became effective in August 2014.

20

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements, we describe below transactions and series of similar transactions, during our last three fiscal years, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of the directors, executive officers or holders of more than 5% of the capital stock of Proteon, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this prospectus.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and certain executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Series A Financing

On June 22, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which we agreed to issue and sell to the investors an aggregate of 22,000 shares of our Series A Preferred Stock for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement. We closed the transaction on August 2, 2017. Each share of our Series A Preferred Stock is convertible into approximately 1,005 shares of our common stock at a conversion price of $0.9949 per share, provided that any conversion of Series A Preferred Stock by a holder into shares of common stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of our common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 9.985% of the total number of shares of our common stock issued and outstanding after giving effect to such conversion. The following holders, or affiliates of holders, of more than 5% of our common stock executed the Purchase Agreement as investors: Abingworth Bioventures VI, LP, a fund affiliated with Deerfield Management Company, L.P., Intersouth Partners VI, L.P., Pharmstandard International S.A., Skyline Venture Partners Qualified Purchaser Fund IV, LP, and TVM Capital and related funds.

Related Party Transactions Policy

Our written Related Party Transactions Policy requires the approval or ratification by the Governance and Nominating for any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) that will or may be expected to exceed $120,000 in any calendar year in which the Company, or any of its subsidiary companies, is a participant, and any related person has a direct or indirect interest, and of which disclosure is required under SEC rules. Related persons include our officers, directors, director nominees, any of their immediate family members or affiliates, and any stockholders owning 5% or more of Proteon’s common stock.

Company personnel are responsible for identifying and reporting to the chairperson of the Governance and Nominating Committee potential related party transactions from information solicited annually in questionnaires submitted by directors and officers, and also from any person newly nominated or appointed as a director or as an executive officer. In addition, directors and executive officers are responsible for notifying the chairperson of the Governance and Nominating Committee of any transaction, arrangement or relationship that they propose to enter into, or of which they become aware, that might reasonably be expected to be a related party transaction. If the chairperson of the Governance and Nominating Committee determines that an existing or proposed transaction constitutes a related party transaction requiring Governance and Nominating Committee approval under the policy, he will provide relevant details and analysis of the related party transaction to the Governance and Nominating Committee for consideration at its next regularly scheduled meeting. If the chairperson of the Governance and Nominating Committee has an interest in a potential related party transaction, he will provide all relevant information to the Chief Executive Officer, who will review the potential transaction or relationship with either outside counsel or a member of Proteon’s legal team and provide the information to the Governance and Nominating Committee as appropriate.

The Governance and Nominating Committee will review the material facts of all related party transactions that require its approval and either approve or disapprove the related party transaction. If advance approval is not feasible, then the chairperson shall consider an approve in accordance with this policy and, if appropriate, the Governance and Nominating Committee will ratify the related party transaction at its next regularly scheduled meeting. In determining whether to approve or ratify a related party transaction, the Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

21

No director shall participate in any discussion, review or approval of an interested party transaction to which he or she is a related party, except to provide material information to the Governance and Nominating Committee and the chairperson as necessary.

Director Independence

Under Nasdaq rules, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee and compensation committee be independent and satisfy additional independence criteria set forth in Rules 10A-3 and 10C-1, respectively, under the Exchange Act. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board has determined, upon the recommendation of our Governance and Nominating Committee, that each of our directors, Messrs. Bohlin, Canute, Haines, Hastings, Kingsley and Leff and Drs. Birner and Freund, other than Timothy Noyes, our President and Chief Executive Officer, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq rules and the SEC. Our Board has also determined that each of the current members of our Audit Committee and our Compensation Committee satisfies the independence standards for such committee established by Rule 10A-3 and 10C-1 under the Exchange Act, the SEC rules and the Nasdaq rules, as applicable. In making such determination, our Board considered the relationships that each such non-employee director has with Proteon and all other facts and circumstances deemed relevant in determining their independence.

Certain members of our Board were elected in compliance with the provisions of a voting agreement among us and our major stockholders. The voting agreement terminated upon the closing of our initial public offering on October 27, 2014, and at present we do not have any contractual obligations regarding the election of our directors other than the Series A Director. Pursuant to our certificate of incorporation and the certificate of designation related thereto, the holders of a majority of the outstanding shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) are entitled to elect one member of the Board (the “Series A Director”). The Series A Director holds office until the following year’s annual meeting and until his or her successor is duly elected or qualified by the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock or until his or her earlier death, incapacity, resignation or removal. The Series A Director may be removed from office, with or without cause, upon the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, and the holders of a majority of the outstanding shares of Series A Preferred Stock shall have the power to fill, by written consent, any vacancy caused by the resignation, death or removal of such Series A Director. For purposes of clarity, the Series A Director is not classified with the remaining members of the Board.

Item 14. Principal Accounting Fees and Services

We regularly review the services and fees of our independent accountants. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2018 and 2017 for each of the following categories of services are as follows:

Fee Category	2017	2018
Audit Fees	$449,586	$445,000
Audit Related Fees	11,257	-
Tax Fees	3,874	-
All Other Fees	-	-
Total Fees	$464,717	$506,950

Audit Fees. Consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.”

Tax Fees. Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.

All Other Fees. Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those fees disclosed above. There were no other fees for the years ended December 31, 2017 and 2018.

The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEON THERAPEUTICS, INC.

By: /s/ George A. Eldridge	April 12, 2019
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

23

PART IV

Item 15. Exhibit Index

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

24