Form 10-Q
period 2019-03-31
PROTEON THERAPEUTICS INC
filed 2019-05-08
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value per share	PRTO	Nasdaq Global Select Market

As of May 6, 2019 there were 19,585,394 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

2

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	our evaluation of strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the company, the sale of the company’s assets in one or more transactions to one or more third parties or a liquidation and dissolution of the company;

•	our estimates regarding the amount of funds we require to fund our operations;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our estimates regarding general and administrative costs and salary and personnel costs and costs associated with being a public company;

•	our intellectual property position;

•	our plans to retain key personnel;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates; and

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,763	$19,371
Available-for-sale investments	-	2,496
Prepaid expenses and other current assets	1,035	1,369
Operating lease right-of-use asset	135	-
Total current assets	17,933	23,236
Property and equipment, net	105	263
Restricted cash	22	22
Total assets	$18,060	$23,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,676	$441
Accrued expenses	1,559	2,637
Operating lease liability	135	-
Total current liabilities	3,370	3,078
Total liabilities	3,370	3,078
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018:
Series A convertible preferred stock 22,000 shares authorized at March 31, 2019 and December 31, 2018 authorized; 21,660 and 22,000 issued and outstanding at March 31, 2019 and at December 31, 2018 , respectively	21,183	21,523
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 19,585,394 and 19,243,651 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	210,486	209,366
Accumulated deficit	(217,001)	(210,470)
Accumulated other comprehensive income	3	5
Total stockholders’ equity	14,690	20,443
Total liabilities and stockholders’ equity	$18,060	$23,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$4,048	$4,071
General and administrative	2,589	2,294
Total operating expenses	6,637	6,365
Loss from operations	(6,637)	(6,365)
Other income :
Investment income	105	92
Other income, net	1	192
Total other income	106	284
Net loss	$(6,531)	$(6,081)
Foreign currency translation adjustment	$(2)	$2
Unrealized gain on available-for-sale investments	-	8
Comprehensive loss	$(6,533)	$(6,071)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(6,531)	$(6,081)
Net loss attributable to common stockholders	$(6,531)	$(6,081)
Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.34)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	19,255,042	17,674,729

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:
Research and development	$255	$267
General and administrative	525	554
Total	$780	$821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

For the three Months Ended March 31, 2019
	Series A Convertible Preferred Stock		Common Stock				Accumulated Other	Total
	Shares	Amount	Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity
Balance at December 31, 2018	22,000	$21,523	19,243,651	$19	$209,366	$(210,470)	$5	$20,443
Conversion of Series A convertible preferred stock into Common Stock	(340)	(340)	341,743	-	340	$-	$-	-
Stock-based compensation expense	-	-	-	-	780	-	-	780
Other comprehensive gain/(loss)	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	(6,531)	-	(6,531)
Balance at March 31, 2019	21,660	$21,183	19,585,394	$19	$210,486	$(217,001)	$3	$14,690

For the three Months Ended March 31, 2018
Balance at December 31, 2017	22,000	$21,523	17,674,729	$18	$202,953	$(189,741)	$(14)	$34,739
Exercise of common stock options	-	-	-	-	-	-	-	-
Issuance of common stock upon ESPP purchase	-	-	-	-	-	-		-
Issuance of common stock, net of issuance costs	-	-	-	-	-			-
Stock-based compensation expense	-	-	-	-	821	-		821
Other comprehensive gain/(loss)	-	-	-	-	-	-	10	10
Net loss	-	-	-	-		(6,081)	-	(6,081)
Balance at March 31, 2018	22,000	$21,523	17,674,729	$18	$203,774	$(195,822)	$(4)	$29,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(6,531)	$(6,081)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	174	32
Amortization of premium/discount on available-for-sale securities	(4)	3
Foreign currency remeasurement loss	-	(136)
Stock-based compensation	780	821
Changes in:
Prepaid expenses and other assets	349	121
Operating lease right-of-use asset	65	-
Interest receivable	(15)	4
Accounts payable and accrued expenses	155	(220)
Operating lease liability	(65)	-
Net cash used in operating activities	(5,092)	(5,456)
Investing activities
Proceeds from maturities of available-for-sale investments	2,500	7,515
Proceeds from sale of available-for-sale investments	-	1,999
Purchase of property and equipment	(16)	(9)
Net cash provided by investing activities	2,484	9,505
Effect of exchange rate changes on cash	-	137
Decrease in cash, cash equivalents and restricted cash	(2,608)	4,186
Cash, cash equivalents and restricted cash, beginning of period	19,393	21,192
Cash, cash equivalents and restricted cash, end of period	$16,785	$25,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Organization and Operations

The Company

Proteon Therapeutics, Inc. (the “Company”) is a biopharmaceutical company that has historically focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. The Company was formed in June 2001 and incorporated on March 24, 2006.

On June 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of current and new institutional investors, led by an affiliate of Deerfield Management Company, L.P., pursuant to which the Company agreed to issue and sell to the investors an aggregate of 22,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), for a purchase price of $1,000 per share, or an aggregate gross purchase price of $22.0 million, all upon the terms and conditions set forth in the Purchase Agreement (the “Series A Financing”). The Company closed the Series A Financing on August 2, 2017 (see Note 6).

Pursuant to the Series A Financing, on August 2, 2017, the Company entered into a registration rights agreement with the holders of the Series A Preferred (the “Registration Rights Agreement”). On August 3, 2017, in accordance with the Registration Rights Agreement, the Company filed a registration statement on Form S-3 to register the common stock issuable upon conversion of the Series A Preferred. The registration statement became effective on August 21, 2017. As of March 31, 2019, 340 shares of the Series A Preferred were converted into 341,743 shares of the Company’s common Stock.

Recent Developments

On March 28, 2019, the Company announced top-line results from PATENCY-2, its Phase 3 clinical trial of investigational vonapanitase in patients with chronic kidney disease, or CKD, undergoing creation of a radiocephalic fistula for hemodialysis. The PATENCY-2 clinical trial had two co-primary endpoints:

•	Fistula use for hemodialysis. 69.7 % of vonapanitase-treated patients achieved use of the fistula for hemodialysis, compared to 65.1% of placebo-treated patients (p=0.328), a result that is not statistically significant. Fistula use is defined as use of the fistula for two-needle hemodialysis for at least 90 days or, if hemodialysis was not initiated at least 90 days prior to the last study visit, for at least 30 days and including the patient’s last study visit.

•	Secondary patency. A comparison of the Kaplan-Meier curves did not demonstrate a statistically significant difference in favor of vonapanitase (p=0.932). At the end of one year, 78% of vonapanitase-treated patients maintained secondary patency, compared to 76% of placebo-treated patients. Secondary patency is a measure of the length of time from surgical creation of the fistula until the fistula experiences final failure and must be abandoned.

Top-line results also included data relating to primary unassisted patency, one of PATENCY-2’s other efficacy endpoints. Primary unassisted patency is the length of time from fistula surgical creation to the first occurrence of a fistula thrombosis or corrective procedure to restore or maintain patency (blood flow). Vonapanitase-treated patients had a 15% reduction in the risk of primary unassisted patency loss over one year, compared to placebo (p=0.178), a result that is not statistically significant.

The proportions of patients experiencing adverse events were comparable between the vonapanitase and placebo arms of the study. The most common adverse events were consistent with medical events experienced by patients with CKD undergoing creation of a radiocephalic fistula and are summarized in the table below.

Proportions of Patients Experiencing Common Adverse Events

	Vonapanitase N=399	Placebo N=204
Vascular Stenosis	35.1%	41.7%
Fistula Thrombosis	16.8%	18.6%
Local swelling	5.0%	2.0%
Hematoma	5.0%	3.9%

Note: Includes any adverse event that occurred in at least 5% of patients in either treatment group.

Current Strategy

Following the release of top-line data from the PATENCY-2 clinical trial of vonapanitase on March 28, 2019, the Company began to evaluate its strategic alternatives focusing on enhancing stockholder value. It is conducting the process with the assistance of financial and legal advisors and is evaluating the full range of potential strategic alternatives, including but not limited to, a merger or sale of the Company, including a sale of assets or intellectual property, business combinations, joint ventures, public and private capital raises and recapitalization options. Since these efforts may not be successful, it is also considering other possible alternatives, including a wind-down of operations and a liquidation and dissolution of the Company. The Company has discontinued substantially all its research and development activities (see Note 10), including a reduction in workforce, to reduce operating expenses while it evaluates these opportunities. The Company remains subject to a number of risks similar to other companies in the biotechnology industry, including compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

As of March 31, 2019, the Company had cash, cash equivalents and available-for-sale investments of $16.8 million. The Company believes that its existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into 2020. The Company had an accumulated deficit of $217.0 million as of March 31, 2019. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.  To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management has implemented a reduction in expenditures plan and is currently exploring strategic alternatives as a source of funding.  While the current reduction in spending expenditure plans will allow the Company to fund its operations in the near-term, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern. Accordingly, the Company has prepared the financial statements on the going concern basis.

2.   Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2019.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and available-for-sale investments. There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2019 and 2018.

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

The Company follows the two-class method when computing net income (loss) per share in periods when issued shares that meet the definition of participating securities are outstanding. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders when participating securities are outstanding, losses are not allocated to the participating securities. For purposes of calculating diluted net income per share attributable to common stockholders, preferred stock, stock options, warrants and convertible debt are considered common stock equivalents.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Codification (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. At the lease commencement date, the lessee must recognize a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. The Company adopted ASU 2016-01 at January 1, 2019 using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. It has have also elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, it is are continuing to account for its existing an operating lease as operating lease under the new guidance, without reassessing whether the contract contains a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842, and to treat lease and non-lease components as a single lease component. The Company’s sole lease at the adoption date was an operating lease for facilities and did not include any non-lease components.

As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recognized (a) a lease liability of approximately $0.2 million, which represents the present value of its remaining lease payments using an estimated incremental borrowing rate of 8%, (b) a right-of-use asset of approximately $0.2 million that will be expensed as operating lease expense over the term of the lease. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to previously reported results prior to January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of ASU 2016-02.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018. The inclusion of restricted cash increased the beginning balances of the unaudited consolidated statement of cash flows by $22,000 and the ending balances by $22,000 for both the three months ended March 31, 2019 and 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018- 07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to nonemployees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as incurred. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The guidance will be effective for the Company on January 1, 2019. The Company adopted ASU 2018-07 during the quarter ended March 31, 2019. The adoption did not have an impact on the condensed consolidated financial statements as all outstanding non-employee share-based awards had vested prior to March 31, 2018.

3.   Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of March 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$15,378	$-	$-	$15,378
Total	$15,378	$-	$-	$15,378

	As of December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$18,353	$-	$-	$18,353
Government securities	2,496	-	-	2,496
Total	$20,849	$-	$-	$20,849

As of March 31, 2019 and December 31, 2018, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
Government securities
(Due within 1 year)	$-	$-	$-	$-
	$-	$-	$-	$-

December 31, 2018
Government securities
(Due within 1 year)	$2,496	$-	$-	$2,496
	$2,496	$-	$-	$2,496

4.   Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018

Computer equipment and software	$227	$211
Furniture, fixtures, and other	365	365
Laboratory equipment	514	514
	1,106	1,090
Accumulated depreciation	(1,001)	(827)
Property and equipment, net	$105	$263

Depreciation expense for the three months ended March 31, 2019 and 2018 was $0.2 million, and $32,000, respectively.

During the three months ended March 31, 2019, the Company voluntarily discontinued substantially all research and development activities and as a result the Company performed an impairment assessment of the laboratory equipment used in development of vonapanitase by comparing the equipment’s carrying value to its estimated fair value, which was determined based on the recoverability of the assets remaining value as of March 31, 2019. The analysis resulted in an impairment of the Company’s laboratory equipment of $133,000 which was charged to research and development expenses in the three months ended March 31, 2019.

5.   Commitments and Contingencies

Operating Lease

The Company’s primary facility is located in Waltham, Massachusetts, where it leases approximately 7,495 square feet of office space. In July 2018, it amended the lease extending its expiration to September 2019. During the three months ended March 31, 2019, it recognized operating lease expense of $69,000, including property taxes and routine maintenance expense, which approximated its cash payments for the period. As of March 31, 2019, the condensed consolidated balance sheet includes a $135,000 operating lease right-of-use asset and a $135,000 operating lease liability in other assets and other current liabilities, respectively.

The weighted average remaining lease term and the weighted average discount rate for operating lease at March 31, 2019 was:

Operating Lease
Weighted average discount rate	8%
Weighted average remaining lease terms (years)	0.5

Future minimum payments required under operating leases as of March 31, 2019 are summarized as follows (in thousands):

Year Ending December 31:	Amount

2019	138
Total minimum lease payments	$138

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of March 31, 2019, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

As of March 31, 2019 and December 31, 2018, the Company had $22,000 in an outstanding letter of credit to be used as collateral for leased premises. As of March 31, 2019 and December 31, 2018, the Company pledged an aggregate of $22,000 to the bank as collateral for the letter of credit, which is included in other non-current assets.

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

As of March 31, 2019, 340 shares of the Series A convertible preferred stock were converted into 341,743 shares of Common Stock. The Company had issued and outstanding 21,660 share of Series A convertible preferred stock with a par value of $0.001 at March 31, 2019.

7.   Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	4,597,226	$5.12	7.4	$404
Granted	1,182,500	$2.66
Exercised	-
Forfeited	-
Expired	-
Outstanding at March 31, 2019	5,779,726	$4.62	7.4	$-
Exercisable at March 31, 2019	2,606,279	$6.75	6.1	$-
Vested or expected to vest at March 31, 2019 (1)	5,779,726	$4.62	7.4	$-

__________________________

(1)	Represents the number of vested options at March 31, 2019 plus the number of unvested options expected to vest based on the unvested options outstanding at March 31, 2019

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of March 31, 2019, as a result of an increase on January 1, 2019 of one percent of the outstanding shares as of the end of the fiscal year ending December 31, 2018, the 2014 ESPP authorized the issuance of up to 192,436 shares of Common Stock. The ninth offering under the 2014 ESPP began on January 1, 2019 and ends on June 30, 2019. No shares were issued during the three months ended March 31, 2019 and 2018 under the 2014 ESPP. The Company incurred $50,900 and $24,000 in stock-based compensation expense related to the 2014 ESPP for the three months ended March 31, 2019 and 2018, respectively.

Common Stock

The Company has the following shares of Common Stock reserved for future issuance:

	March 31,	December 31,
	2019	2018

Conversion of Series A Preferred Stock	21,771,032	22,112,775
Stock-based compensation awards	6,818,214	5,163,957
Employee Stock Purchase Plan	118,120	118,120
Total	28,707,366	27,394,852

8.   Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the three months ended March 31, 2019 and 2018.

9.   Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2019 and 2018 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Outstanding stock options	5,779,726	4,380,937
Outstanding ESPP shares	267,242	55,716
Convertible preferred stock	21,771,032	22,112,775
	27,818,000	26,549,428

10.   Subsequent Events

Following the release of top-line data from the PATENCY-2 clinical trial of vonapanitase, the Company began to evaluate its strategic alternatives focusing on enhancing stockholder value, including the possibility of a merger or sale of the Company. On April 15, 2019, the Company announced the engagement of H.C. Wainwright & Co., LLC as its financial advisor to assist in the strategic review process.

As a result of these strategic alternatives and in connection with the Company’s discontinuation of research and development activities, the Company has terminated or expects to terminate all but four of its employees by the end of May 2019.In 2019, the Company expects to incur severance costs of between $3.0 million and $3.2 million.

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

Overview

We are a biopharmaceutical company that has historically focused on the development of novel, first-in-class pharmaceuticals to address the medical needs of patients with kidney and vascular disease. Our product candidate, vonapanitase, is a recombinant human elastase that we developed to improve vascular access outcomes in patients with chronic kidney disease, or CKD, undergoing or preparing for hemodialysis, a lifesaving treatment that cannot be conducted without a functioning vascular access. On March 28, 2019, we announced that our second Phase 3 trial, PATENCY-2, for vonapanitase in radiocephalic fistulas did not meet its co-primary endpoints of fistula use for hemodialysis (p=0.328) and secondary patency (p=0.932). The PATENCY-2 clinical trial was the second of two randomized, double-blind Phase 3 trials, comparing a 30 microgram dose of investigational vonapanitase to placebo. We reported top-line results for the first Phase 3 clinical trial, PATENCY-1, in December 2016 and published these results in the Journal of Vascular Surgery in January 2019. As in PATENCY-1, the PATENCY-2 clinical trial enrolled patients with chronic kidney disease undergoing surgical creation of a radiocephalic fistula for hemodialysis. Patients were randomized 2:1, vonapanitase to placebo, and were followed for a period of twelve months. In March 2018, we completed enrollment of a total of 603 treated patients at 39 centers in the U.S. and Canada. Based on the top-line results of the PATENCY-2 clinical trial, we are no longer planning to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, or a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for investigation vonapanitase.

In April 2019, we discontinued substantially all research and development activities to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. We also began a plan in April 2019 to reduce personnel and expenses to preserve capital and further reduce our operations consistent with our decision to discontinue research and development activities. We expect to devote significant time and resources to identifying and evaluating strategic alternatives, however, there can be no assurance that such activities will be successful. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

As of March 31, 2019, we had received an aggregate of $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of March 31, 2019, we had an accumulated deficit of $217.0 million and our net loss for the three months ended March 31, 2019 was $6.5 million. We expect to incur significant expenses for the foreseeable future. We expect our research and development expenses to decrease, excluding severance payments, as we discontinue our research and development activities, further reduce headcount, and focus on evaluating our strategic alternatives with the goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

We believe that our cash and cash equivalents and available-for-sale investments at March 31, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into 2020. As of March 31, 2019, we had approximately $16.8 million in existing cash, cash equivalents and marketable securities. Based on these available cash resources, we have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We do not expect to generate revenue from product sales. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we have used third-party clinical research organizations, or CROs, to carry out our clinical development activities and we do not yet have a sales organization.

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

In April 2019, we initiated plans to discontinue research and development activities to reduce operating expenses. We will continue to expense the remaining research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Our efforts to discontinue development activities include the following:

•	we are closing the 39 clinical sites that participated in our second Phase 3 trial, PATENCY-2, and terminating the long-term follow-up patient registry, all of which we expect to be completed before the end of May 2019.

•	we initiated two Phase 1 clinical trials of vonapanitase in patients with peripheral artery disease, or PAD, in the fourth quarter of 2016. These multicenter, dose-escalation trials are designed to evaluate the safety and technical feasibility of a single administration of vonapanitase as a monotherapy and as an adjunct to angioplasty for patients with PAD above the knee and below the knee, respectively. In 2018, we completed the enrollment and treatment of 24 patients in the Phase 1 trial evaluating vonapanitase as an adjunct to angioplasty for PAD below the knee. We had planned to enroll up to an additional 16 patients in this study before the end of 2019 and to follow each of these patients for period of up to seven months. However, based on our current operating plan, we have decided not to continue patient enrollment in the Phase 1 trial evaluating vonapanitase below the knee and we do not expect to begin patient enrollment in the Phase 1 trial evaluating vonapanitase as a monotherapy above the knee;

•	we have discontinued all activities relating to the manufacture of clinical trial materials in support of our clinical trials and process validation activities that were undertaken in anticipation of a potential BLA submission.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive and other administrative functions. Other marketing, general and administrative expenses also include professional fees for legal, patent review, consulting and accounting services as well as facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our NASDAQ listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

Investment Income

Investment income consists of interest income earned on our cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency. This foreign currency exposure is the result of a contract with the manufacturer of active pharmaceutical ingredient, or API for our lead product candidate, vonapanitase, which required us to make payments in Swiss Francs.

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

There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Period-to-Period Change

Operating expenses:
Research and development	$4,048	$4,071	$(23)
General and administrative	2,589	2,294	295
Total operating expenses	6,637	6,365	272
Loss from operations	(6,637)	(6,365)	(272)
Other income:
Investment income	105	92	13
Other income, net	1	192	(191)
Total other income	106	284	(178)
Net Loss	$(6,531)	$(6,081)	$(450)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Period-to-Period Change

External vonapanitase research and development expenses	$2,877	$2,923	$(46)
Internal research and development expenses	1,171	1,148	23
Total research and development expenses	$4,048	$4,071	$(23)

During the three months ended March 31, 2019, our total research and development expenses decreased by an immaterial amount.

Marketing, General and Administrative Expenses. During the three months ended March 31, 2019, our total marketing, general and administrative expenses were $0.3 million higher as compared to the three months ended March 31, 2018 primarily due to $0.2 million in higher expenses to support our ongoing corporate activities and $0.1 million in higher expenses associated with being a public, reporting company in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Investment Income. During the three months ended March 31, 2019, investment income increased by an immaterial amount.

Other Income, Net. During the three months ended March 31, 2019, other expense, net, decreased by $0.2 million as compared to the three months ended March 31, 2018 primarily due to primarily due to no longer having foreign currency remeasurement gain for cash denominated in Swiss Francs.

Liquidity and Capital Resources

Overview

Since our inception and through the three months ended March 31, 2019, we had received $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our now-terminated at-the-market, or ATM, program with Cowen and Company, LLC. As of March 31, 2019, our cash and cash equivalents and available-for-sale investments totaled $16.8 million.

Operating Capital Requirements

We expect to incur ongoing operating losses for the foreseeable future as we evaluate our strategic alternatives. Even if we enter into a strategic transaction, the combined entity may not be able to complete the clinical development of vonapanitase and obtain approval of vonapanitase from the FDA or EMA.

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2019 will be sufficient to fund our operations into 2020.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction for the Company;

•	the timing and nature of any strategic transactions that we undertake

•	whether we enter into a partnership or business combination;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(5,092)	$(5,456)
Net cash provided by investing activities	2,484	9,505
Effect of exchange rate changes on cash	-	137
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,608)	$4,186

Comparison of the Three Months Ended March 31, 2019 and 2018

Net cash used in operating activities was $5.1 million for the three months ended March 31, 2019 compared to $5.5 million for the three months ended March 31, 2018. The decrease of $0.4 million in cash used in operating activities was primarily driven by a $0.8 million decrease in cash outflows related to changes in the components of working capital offset by an increase in our net loss of $0.4 million, as compared to the three months ended March 31, 2018

Net cash provided by investing activities was $2.5 million for the three months ended March 31, 2019 compared to $9.5 million provided in the three months ended March 31, 2018. The change of $7.0 million in cash provided by investing activities was driven by a decrease in cash inflows of $7.0 million due to lower proceeds from maturities and sales of available-for-sale investments in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at March 31, 2019:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases (1)	$138	$138	$-	-	-

__________________

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019, we had cash equivalents and available-for-sale investments of $16.8 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Evaluation of Strategic Alternatives

Our business to date has been almost entirely dependent on the success of vonapanitase, and we have decided to discontinue further development of vonapanitase and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources in the research and development of our lead indication for vonapanitase in radiocephalic fistulas, which was our only product candidate to enter Phase 3 clinical trials. On March 28, 2019, we announced that our second Phase 3 trial, PATENCY-2, did not meet its co-primary endpoints of fistula use for hemodialysis (p=0.328) and secondary patency (p=0.932). In April 2019, based on the results of the PATENCY-2 clinical trial, we discontinued research and development activities to reduce operating expenses, including a reduction in our workforce, to preserve our cash resources while we evaluate our strategic alternatives with a goal to maximize stockholder value, including the possibility of a merger or sale of our company. We have retained H.C. Wainwright & Co., LLC to advise and assist us in this strategic review, along with legal advisors. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made that the terms thereof will be acceptable to the Company. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance stockholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term or long-term expenditures;

•	exposure to unknown liabilities;

•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	higher-than-expected acquisition and integration costs;

•	write-downs of assets or goodwill or impairment charges;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of our company or any acquired businesses.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel, particularly Timothy Noyes, our President and Chief Executive Officer and George Eldridge, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of our employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company. In connection with our discontinuation of research and development activities, by the end of May 2019 we plan to terminate all but four of our employees including all of our executive officers, with exception of Messrs. Noyes and Eldridge.

We may not realize any additional value in a strategic transaction for our intellectual property.

The market capitalization of our company is or may be below the value of our cash, cash equivalents and marketable securities at the time of consummation of any strategic transaction. Although the PATENCY-2 clinical trial failed to meet its co-primary endpoints, we believe that data from preclinical and other clinical studies of vonapanitase may support potential further investigation and development activities. However, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, given the limited data regarding their potential application. Further, the development and any potential commercialization of investigational vonapanitase will require substantial additional funding associated with conducting the necessary clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of vonapanitase and may attribute little or no value, in such a transaction, to vonapanitase or our other intellectual property.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following certain significant business transactions, such as the sale of a company or announcement of other strategic transactions, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Although we have ceased all further development of vonapanitase, if we were to resume research and development activities, we would require substantial additional funding. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or to a product candidate.

We currently do not have any external source of funds and do not expect to generate any revenue. We believe that our existing cash, cash equivalents and marketable securities and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan, which is to seek a strategic alternative to maximize stockholder value, and into 2020. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect if our operating plans change. If our current operating plans change and we determine to pursue further research and development activities, we will require substantial additional funding to operate, and would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to further curtail or cease our operations or we may have to relinquish valuable rights to our technologies, any future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us

Risks Related to Our Historical Business Operations and Financial Condition

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2019, we had approximately $16.8 million in existing cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $217.0 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund operations and capital expenditures into 2020; however, we anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to its administrative organization. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management has implemented a reduction in expenditures plan and is currently exploring strategic alternatives as a source of funding.  While the current reduction in spending expenditure plans will allow us to fund our operations in the near-term, we cannot guarantee that we will be able to successfully implement a strategic transaction or obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future.

We are a biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have historically devoted substantially all of our efforts and our financial resources to research and development, including our clinical and preclinical development activities. In April 2019, we discontinued substantially all our research and development activities to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. To date, we have financed our operations primarily through the sale of equity securities and, prior to our initial public offering, the sale of convertible debt. We have incurred losses from operations in each year since our inception, and our net losses were $20.7 million and $30.0 million for the years ended December 31, 2018 and 2017, respectively and $6.5 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $217.0 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We expect to continue to incur significant expenses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Product

We may be subject to certain federal or state “fraud and abuse” laws and other healthcare laws and regulations. If we are found to be in violation of any such laws or regulations, we may be required to pay a penalty and/or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and ability to consummate a strategic transaction.

We may be subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug or biologic manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug or biologic. Other laws that we may be subject to include the civil False Claims Act, criminal False Claims Act, the HIPAA fraud and abuse provisions, the Civil Monetary Penalties statute, Section 1927 of the Social Security Act, the Veterans Health Care Act, the Foreign Corrupt Practices Act, federal and state statutes and regulations pertaining to payments made to physicians and other health care providers, the HIPAA privacy and security provisions, and other analogous state laws. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback, healthcare, or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal anti-kickback and certain of the criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. False claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment, to government third-party payors (including Medicare and Medicaid) claims for reimbursed drugs, or biologics or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Liability may also arise from false certification of compliance with laws and regulations that are conditions of payment. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws, and other healthcare statutes are punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. We may further be subject to such other actions as debarment from government contracts and future orders under existing contracts, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

Given the significant penalties and fines that can be imposed on companies and individuals if convicted or found liable, allegations of violations under fraud and abuse laws often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business and ability to consummate any strategic transaction, could be harmed. In addition, private individuals have the ability to bring similar actions under the False Claims Act. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, an increasing number of state laws require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

Risks Related to Our Intellectual Property

If our efforts to protect our intellectual property related to vonapanitase or any additional product candidates are not adequate, we may not be able to compete effectively in our market or consummate any strategic transaction on terms that enhance stockholder value.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us, including in any strategic transaction, or from valuing our intellectual property in a manner that enhances stockholder value in any potential strategic transaction. As of March 31, 2019 we own 42 issued patents and own 14 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Any loss of, or failure to obtain, patent protection could have a material adverse impact on our business and our ability to consummate any strategic transaction, including our ability to consummate a strategic transaction that enhances stockholder value. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our products.

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

If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our current product candidate, vonapanitase, or any additional product candidates, others could compete against us more directly, which would have a material adverse impact on our business, financial condition and ability to consummate a strategic transaction.

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

Our ability to successfully implement our business strategies, including the potential consummation of a strategic transaction will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our current patents and any future patents that may issue, preserve the confidentiality of our know-how and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and in-licensing opportunities to develop, strengthen and maintain the proprietary position of vonapanitase or any additional product candidates.

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

Our executive offices are located in Waltham, Massachusetts, and our API is manufactured at Lonza’s facility located in Visp, Switzerland. We completed three drug substance process validation runs at Lonza’s facility in Visp, Switzerland and currently store such material in only one location. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. If the current manufacturing facility or any future facility, stored product or equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.

Our business and operations would suffer in the event of system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug and biologic development programs or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. For example, the loss of clinical trial data from completed or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of vonapanitase or any additional product candidates could be delayed. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and detrimentally impact our business or result in significant legal and financial exposure and/or reputational harm.

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

Risks Related to Our Common Stock

Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	announcement of a strategic transaction, including the acquisition of our company or its assets;

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our vonapanitase;

•	our failure to develop and commercialize vonapanitase or any additional product candidates;

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	adverse results or delays in preclinical studies or clinical trials;

•	success of competitive products;

•	adverse developments concerning our collaborations and our manufacturers;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, new product candidates or programs, significant contracts, commercial relationships or capital commitments;

•	product liability claims related to our clinical trials or product candidates;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for vonapanitase or any additional product candidates;

•	commencement of, or involvement in, litigation involving our company, our general industry, or both;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Common Stock available for public sale;

•	additions or departures of key scientific or management personnel;

•	changes in laws and regulations affecting our business, including but not limited to clinical trial requirements for approvals;

•	any major change in our board or management;

•	changes in accounting practices;

•	ineffectiveness of our internal control over financial reporting;

•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Our common stock is listed on NASDAQ under the symbol "PRTO". To continue to be listed on Nasdaq, we are required to satisfy a number of conditions. We may not satisfy NASDAQ's other requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our common stock and could limit our strategic alternatives and ability to consummate a potential transaction.

We cannot assure you that we will be able to satisfy the Nasdaq listing requirements in the future. If we are delisted from Nasdaq, trading in our shares of common stock may be conducted, if available, on the "OTC Bulletin Board Service" or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. A determination could also then be made that our common stock is a "penny stock" which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ Global Market. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. Our common stock has traded below $1.00 since our announcement of the PATENCY-2 top-line results on March 28, 2019.

Additionally, the market value of our listed securities must be at or above $50,000,000 for continued listing on the NASDAQ. If the market value of our listed securities is less than $50,000,000 for 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance the market value standard. The market value of our listed securities has been below $50,000,000 since our announcement of the PATENCY-2 top-line results on March 28, 2019.

If the closing bid price of our common stock continues to fail to meet NASDAQ's minimum closing bid price requirement, if the market value of our listed securities continues to fail to meet NASDAQ’s minimum market value standard, or if we otherwise fail to meet any other applicable requirements of NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to complete one or more strategic transactions for the company, to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

On August 2, 2017, we issued and sold 22,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million. Each share of Series A Convertible Preferred Stock is convertible into approximately 1,005 shares of our Common Stock at a conversion price of $0.9949 per share, provided that any conversion of Series A Convertible Preferred Stock by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of our Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 9.985% of the total number of shares of our Common Stock issued and outstanding after giving effect to such conversion (the “Blocker”). Pursuant to the registration statement that we filed with the SEC for the resale by holders of our Series A Preferred Convertible Stock, as selling stockholders, of the aggregate 22,112,775 shares of Common Stock that are issuable upon conversion of the Series A Convertible Preferred Stock, the outstanding shares of Series A Convertible Preferred Stock may, at each holder’s election, be converted into our Common Stock, subject to the Blocker. As of March 2019, 340 shares of our Series A Convertible Preferred Stock were converted into Common Stock. Although we cannot predict if and when the holders of Series A Convertible Preferred Stock may sell such shares in the public market, any converted shares of Common Stock will be available for immediate resale and be able to be freely sold in the open market. The conversion of shares of Series A Convertible Preferred Stock into shares of Common Stock will result in substantial dilution to holders of our Common Stock. Further, the sale of a significant amount of these shares of Common Stock in the open market or the perception that these sales may occur could adversely affect prevailing market prices of our Common Stock, including causing the market price of our Common Stock to decline or become highly volatile.

We are highly dependent on our ability to raise additional capital and raising additional funds through debt or equity financing could be dilutive and may cause the market price of our Common Stock to decline.

We have financed our cash needs through a combination of equity offerings and debt financings, and potentially through strategic partnerships with third parties. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additional funding may not be available to us on acceptable terms, or at all.

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

As of March 27, 2019, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially owned or controlled, in aggregate, more than 50% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

Date: May 8, 2019	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and the Consolidated Balance Sheets as of December 31, 2018; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2019 and 2018; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.

