Form 10-Q
period 2019-06-30
PROTEON THERAPEUTICS INC
filed 2019-08-07
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value per share	PRTO	Nasdaq Global Market

As of August 5, 2019 there were 19,585,394 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These forward-looking statements include, but are not limited to, statements about:

•	our evaluation of strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the company, the sale of the company’s assets in one or more transactions to one or more third parties or a liquidation and dissolution of the company;

•	our estimates regarding the amount of funds we require to fund our operations;

•	our interpretation of the data from our completed Phase 2 and Phase 3 clinical trials for vonapanitase;

•	our ability to continue as a going concern;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing and plans for additional financing;

•	our ability to remain listed on a national securities exchange;

•	our estimates regarding general and administrative costs and salary and personnel costs and costs associated with being a public company;

•	our intellectual property position;

•	our plans to retain key personnel;

•	future payment of dividends;

•	the impact of accounting policies;

•	the impact of changes in interest rates; and

•	exposure to foreign currency exchange risks and our purchase of forward foreign currency contracts in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Proteon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,813	$19,371
Available-for-sale investments	-	2,496
Prepaid expenses and other current assets	614	1,369
Operating lease right-of-use asset	68	-
Total current assets	11,495	23,236
Property and equipment, net	83	263
Restricted cash	22	22
Total assets	$11,600	$23,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60	$441
Accrued expenses	1,995	2,637
Operating lease liability	68	-
Total current liabilities	2,123	3,078
Total liabilities	2,123	3,078
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018:
Series A convertible preferred stock 22,000 shares authorized at June 30, 2019 and December 31, 2018 authorized; 21,660 and 22,000 issued and outstanding at June 30, 2019 and at December 31, 2018, respectively	21,183	21,523
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 19,585,394 and 19,243,651 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	210,587	209,366
Accumulated deficit	(222,316)	(210,470)
Accumulated other comprehensive income	4	5
Total stockholders’ equity	9,477	20,443
Total liabilities and stockholders’ equity	$11,600	$23,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$2,120	$2,760	$6,168	$6,831
General and administrative	3,266	2,240	5,855	4,534
Total operating expenses	5,386	5,000	12,023	11,365
Loss from operations	(5,386)	(5,000)	(12,023)	(11,365)
Other income:
Investment income	73	106	178	198
Other (expense) income, net	(2)	15	(1)	207
Total other income	71	121	177	405
Net loss	$(5,315)	$(4,879)	$(11,846)	$(10,960)
Foreign currency translation adjustment	$(2)	$(3)	$(1)	$(1)
Unrealized gain on available-for-sale investments	-	8	-	16
Comprehensive loss	$(5,317)	$(4,874)	$(11,847)	$(10,945)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(5,315)	$(4,879)	$(11,846)	$(10,960)
Net loss attributable to common stockholders	$(5,315)	$(4,879)	$(11,846)	$(10,960)
Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(0.28)	$(0.61)	$(0.62)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	19,585,394	17,674,729	19,421,131	17,674,729

Supplemental disclosure of stock-based compensation expense:
Included in operating expenses, above, are the following amounts for non-cash stock-based compensation expense:
Research and development	$4	$312	$259	$579
General and administrative	97	610	622	1,164
Total	$101	$922	$881	$1,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	$0.001 Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2018	22,000	$21,523	19,243,651	$19	$209,366	$(210,470)	$5	$20,443

Conversion of Series A convertible preferred stock into Common Stock	(340)	(340)	341,743	-	340	-	-	-
Stock-based compensation expense	-	-	-	-	780	-	-	780
Other comprehensive gain/(loss)	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	(6,531)	-	(6,531)
Balance at March 31, 2019	21,660	21,183	19,585,394	19	210,486	(217,001)	3	14,690

Conversion of Series A convertible preferred stock into Common Stock	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	101	-	-	101
Other comprehensive gain/(loss)	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	(5,315)	-	(5,315)
Balance at June 30, 2019	21,660	$21,183	19,585,394	$19	$210,587	$(222,316)	$4	$9,477

Balance at December 31, 2017	22,000	$21,523	17,674,729	$18	$202,953	$(189,741)	$(14)	$34,739
Issuance of common stock upon ESPP purchase	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	821	-	-	821
Other comprehensive gain/(loss)	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	(6,081)	-	(6,081)
Balance at March 31, 2018	22,000	21,523	17,674,729	18	203,774	(195,822)	(4)	29,489

Issuance of common stock upon ESPP purchase	-	-	51,984	-	84	-	-	84
Stock-based compensation expense	-	-	-	-	922	-	-	922
Other comprehensive gain/(loss)	-	-	-	-	-	-	5	5
Net loss	-	-	-	-	-	(4,879)	-	(4,879)
Balance at June 30, 2018	22,000	$21,523	17,726,713	$18	$204,780	$(200,701)	$1	$25,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

Proteon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(11,846)	$(10,960)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	196	61
Amortization of discount on available-for-sale securities	(4)	(14)
Foreign currency remeasurement loss	(1)	(25)
Stock-based compensation	881	1,743
Changes in:
Prepaid expenses and other assets	750	396
Operating lease right-of-use asset	132	-
Interest receivable	5	4
Accounts payable and accrued expenses	(1,023)	(7,009)
Operating lease liability	(132)	-
Net cash used in operating activities	(11,042)	(15,804)
Investing activities
Purchases of available-for-sale investments	-	(10,957)
Proceeds from maturities of available-for-sale investments	2,500	15,990
Proceeds from sale of available-for-sale investments	-	1,999
Purchase of property and equipment	(16)	(21)
Net cash provided by investing activities	2,484	7,011
Financing activities
Proceeds from issuance of common stock under ESPP	-	84
Net cash provided by financing activities	-	84
Effect of exchange rate changes on cash	-	24
Decrease in cash, cash equivalents and restricted cash	(8,558)	(8,685)
Cash, cash equivalents and restricted cash, beginning of period	19,393	21,192
Cash, cash equivalents and restricted cash, end of period	$10,835	$12,507

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

On March 28, 2019, the Company announced that its second Phase 3 trial, PATENCY-2, for vonapanitase did not meet its co-primary endpoints of fistula use for hemodialysis (p=0.328) and secondary patency (p=0.932). The PATENCY-2 clinical trial was the second of two randomized, double-blind Phase 3 trials, comparing a 30 microgram dose of investigational vonapanitase to placebo in patients with chronic kidney disease, or CKD, undergoing creation of a radiocephalic fistula for hemodialysis. Following the release of top-line data from the PATENCY-2 clinical trial of vonapanitase on March 28, 2019, the Company began to evaluate its strategic alternatives focusing on enhancing stockholder value. It is conducting the process with the assistance of financial and legal advisors and is evaluating the full range of potential strategic alternatives, including but not limited to, a merger or sale of the Company, including a sale of assets or intellectual property, business combinations, joint ventures, public and private capital raises and recapitalization options. As part of these efforts, on April 15, 2019, the Company announced the engagement of H.C. Wainwright & Co., LLC as its financial advisor to assist in the strategic review process. Since these efforts may not be successful, the Company is also considering other possible alternatives, including a wind-down of operations and a liquidation and dissolution of the Company. The Company has discontinued substantially all its research and development activities, including a reduction in workforce, to reduce operating expenses while it evaluates these opportunities. As of June 30, 2019, the Company has terminated all but four of its employees. In 2019, the Company expects to incur severance costs of $2.9 million related to these terminations. These severance related expenses were fully recorded in the three months ending June 30, 2019. The Company remains subject to a number of risks similar to other companies in the biotechnology industry, including compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

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

Pursuant to the Series A Financing, on August 2, 2017, the Company entered into a registration rights agreement with the holders of the Series A Preferred (the “Registration Rights Agreement”). On August 3, 2017, in accordance with the Registration Rights Agreement, the Company filed a registration statement on Form S-3 to register the Common Stock (“Common Stock”) issuable upon conversion of the Series A Preferred. The registration statement became effective on August 21, 2017. As of June 30, 2019, 340 shares of the Series A Preferred were converted into 341,743 shares of the Company’s Common Stock.

Liquidity and Going Concern

As of June 30, 2019, the Company had cash and cash equivalents of $10.8 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund operations and capital expenditures into 2020. The Company had an accumulated deficit of $222.3 million as of June 30, 2019. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its administrative organization. Additionally, as stated above, the Company announced that its second Phase 3 trial, PATENCY-2, for vonapanitase did not meet its co-primary endpoints. As a result, the Company has begun to evaluate its strategic alternatives and has discontinued substantially all its research and development activities to reduce operating expenses while it evaluates these opportunities. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management has implemented a reduction in expenditures plan and is currently exploring strategic alternatives. While the current reduction in spending expenditure plans will allow the Company to fund its operations in the near-term, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

Under ASC 2015-40, the strategic alternatives being pursued by the Company cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, results of changes in stockholders equity for the six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and available-for-sale investments. There have been no changes to the valuation methods utilized by the Company during the three and six months ended June 30, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Codification (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. At the lease commencement date, the lessee must recognize a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. The Company adopted ASU 2016-01 at January 1, 2019 using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. It has have also elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, it is continuing to account for its existing operating lease as an operating lease under the new guidance, without reassessing whether the contract contains a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842, and to treat lease and non-lease components as a single lease component. The Company’s sole lease at the adoption date was an operating lease for facilities and did not include any non-lease components.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018. The inclusion of restricted cash increased the beginning balances of the unaudited consolidated statement of cash flows by $22,000 and the ending balances by $22,000 for both the six months ended June 30, 2019 and 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to nonemployees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as incurred. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The guidance will be effective for the Company on January 1, 2019. The Company adopted ASU 2018-07 during the quarter ended March 31, 2019. The adoption did not have an impact on the condensed consolidated financial statements as all outstanding non-employee share-based awards had vested prior to March 31, 2018.

3.   Fair Value Measurements

Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of June 30, 2019
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$10,676	$-	$-	$10,676
Total	$10,676	$-	$-	$10,676

	As of December 31, 2018
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$18,353	$-	$-	$18,353
Government securities	2,496	-	-	2,496
Total	$20,849	$-	$-	$20,849

As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents consist principally of money market funds and government debt securities with original maturities of 90 days or less. Government securities consist principally of government debt securities and money market funds which are classified as available-for-sale.

Available-for-sale securities at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
Government securities
(Due within 1 year)	$-	$-	$-	$-
	$-	$-	$-	$-

December 31, 2018
Government securities
(Due within 1 year)	$2,496	$-	$-	$2,496
	$2,496	$-	$-	$2,496

4.   Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018

Computer equipment and software	$225	$211
Furniture, fixtures, and other	365	365
Laboratory equipment	514	514
	1,104	1,090
Accumulated depreciation	(1,021)	(827)
Property and equipment, net	$83	$263

Depreciation expense for the three and six months ended June 30, 2019 was $21,000, and $196,000, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $29,000, and 61,000, respectively.

During the three months ended March 31, 2019, the Company voluntarily discontinued substantially all research and development activities and as a result the Company performed an impairment assessment of the laboratory equipment used in development of vonapanitase by comparing the equipment’s carrying value to its estimated fair value, which was determined based on the recoverability of the assets remaining value as of March 31, 2019. The analysis resulted in an impairment of the Company’s laboratory equipment of zero and $133,000 which was charged to research and development expenses in the three and six months ended June 30, 2019.

5.   Commitments and Contingencies

Operating Lease

The Company’s primary facility is located in Waltham, Massachusetts, where it leases approximately 7,495 square feet of office space. In July 2018, it amended the lease extending its expiration to September 2019. During the three and six months ended June 30, 2019, it recognized operating lease expense of $68,000 and $139,000, respectively including property taxes and routine maintenance expense, which approximated its cash payments for the period. As of June 30, 2019, the condensed consolidated balance sheet includes a $68,000 operating lease right-of-use asset and a $68,000 operating lease liability in other assets and other current liabilities, respectively.

The weighted average remaining lease term and the weighted average discount rate for operating lease at June 30, 2019 was:

Weighted average discount	8%
Weighted average remaining lease term *years	0.25

Future minimum payments required under operating leases as of June 30, 2019 are summarized as follows (in thousands):

Year Ending December 31:	Amount
2019	68
Total minimum lease payments	$68

In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. As of June 30, 2019, the Company has provided a security deposit in the amount of $22,000 to the lessor.

Restricted cash related to facilities leases

As of June 30, 2019 and December 31, 2018, the Company had $22,000 in an outstanding letter of credit to be used as collateral for leased premises. As of June 30, 2019 and December 31, 2018, the Company pledged an aggregate of $22,000 to the bank as collateral for the letter of credit, which is included in other non-current assets.

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

As of June 30, 2019, 340 shares of the Series A convertible preferred stock were converted into 341,743 shares of Common Stock. The Company had issued and outstanding 21,660 share of Series A convertible preferred stock with a par value of $0.001 at June 30, 2019.

7.   Stock-based Compensation

Stock Options

The following table summarizes stock option activity for employees:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	4,597,226	$5.12	7.4	$404
Granted	1,182,500	$2.66
Exercised	-
Forfeited (1)	(1,514,779)	$2.87
Expired (1)	(606,667)	$5.14
Outstanding at June 30, 2019	3,658,280	$5.25	6.3	$-
Exercisable at June 30, 2019	2,184,564	$6.91	4.6	$-
Vested or expected to vest at June 30, 2019 (2)	3,658,280	$5.25	6.3	$-

________________________________

(1) Represents the number of options cancelled during the six months ended June 30, 2019 as a result of employees that were terminated due to the reduction in force.

(2) Represents the number of vested options at June 30, 2019 plus the number of unvested options expected to vest based on the unvested options outstanding at June 30, 2019.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (ESPP) initially authorized the issuance of up to 140,500 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 281,000 shares and any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of June 30, 2019, as a result of an increase on January 1, 2019 of one percent of the outstanding shares as of the end of the fiscal year ending December 31, 2018, the 2014 ESPP authorized the issuance of up to 192,436 shares of Common Stock. The ninth offering under the 2014 ESPP began on January 1, 2019 and ended on June 30, 2019. No shares were issued during the three and six months ended June 30, 2019, 51,984 shares were issued during the three and six months ended June 30, 2018 under the 2014 ESPP. The Company incurred $17,000 and $68,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2019 respectively. The Company incurred $24,000 and $48,000 in stock-based compensation expense related to the 2014 ESPP for the three and six months ended June 30, 2018, respectively

Common Stock

The Company has the following shares of Common Stock reserved for future issuance:

	June 30,	December 31,
	2019	2018

Conversion of Series A Preferred Stock	21,771,032	22,112,775
Stock-based compensation awards	2,575,322	5,163,957
Employee Stock Purchase Plan	118,120	118,120
Total	24,464,474	27,394,852

8.   Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the Company’s ability to realize the benefit of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets. There were no significant income tax provisions or benefits for the six months ended June 30, 2019 and 2018.

9.   Net Loss per Share Attributable to Common Stockholders

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2019 and 2018 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding stock options	3,658,280	4,447,226	3,658,280	4,447,226
Outstanding ESPP shares	-	-	-	-
Convertible preferred stock	21,771,032	22,112,775	21,771,032	22,112,775
	25,429,312	26,560,001	25,429,312	26,560,001

10.   Restructuring Charges

In April 2019, the Board of Directors approved a plan (“2019 Restructuring Program”) to reduce operating expenses as the Company evaluates its strategic alternatives following the release of top-line data from the PATENCY-2 clinical trial of vonapanitase on March 28, 2019. The restructuring initiatives are company-wide. The remainder of the charges are expected to be incurred by the end of the fiscal year ending December 31, 2019 (“Fiscal Year 2019”). These actions are expected to result in pre-tax charges of $2.9 million, all of which are anticipated to be cash expenditures.

Changes in the restructuring accrual during the first six months ended June 30, 2019 are summarized below (in thousands):

	As of December 31, 2018	Charges/(Benefits)	Payment/Other	As of June 30, 2019
2019 Restructuring Program
Employee Severance	$-	$2,900	$(1,391)	$1,509
Total	$-	$2,900	$(1,391)	$1,509

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

In April 2019, we discontinued substantially all research and development activities to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. We also began a plan in April 2019 to reduce personnel and expenses to preserve capital and further reduce our operations consistent with our decision to discontinue research and development activities. As of June 30, 2019, we have terminated all but four of our employees. In 2019, we expect to incur severance costs of $2.9 million related to these terminations. These severance related expenses were fully recorded in the three months ending June 30, 2019. We expect to devote significant time and resources to identifying and evaluating strategic alternatives, however, there can be no assurance that such activities will be successful. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

As of June 30, 2019, we had received an aggregate of $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our at-the-market, or ATM, program with Cowen and Company, LLC.

We have never been profitable and have incurred net losses in each year since inception. As of June 30, 2019, we had an accumulated deficit of $222.3 million and our net loss for the three and six months ended June 30, 2019 was $5.3 million and $11.8 million, respectively. While we expect to incur significant expenses for the foreseeable future, we expect our research and development expenses to decrease significantly as we discontinue our research and development activities and focus on evaluating our strategic alternatives with the goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

As of June 30, 2019, we had approximately $10.8 million in existing cash and cash equivalents. Although we believe that our cash and cash equivalents and available-for-sale investments at June 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into 2020, we may not have sufficient cash on hand to fund our current operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.  Additionally, as discussed above, management has discontinued substantially all research and development activities and is actively pursuing strategic alternatives with a goal to maximize stockholder value, including the possibility of a merger or sale of our company. These conditions, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management has implemented a reduction in expenditures plan and is currently exploring strategic alternatives as a source of funding.  While the reduction in expenditures will allow us to fund our operations in the near-term, there can be no assurance that we will be able to achieve our future strategic alternatives raising substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We do not expect to generate revenue from product sales. We have no manufacturing facilities and all of our manufacturing activities were contracted out to third parties. Additionally, we have used third-party clinical research organizations, or CROs, to carry out our clinical development activities and we do not yet have a sales organization.

Financial Overview

Research and Development Expenses

Research and development expenses consisted primarily of costs incurred for the development of vonapanitase and costs associated with the discontinuation of our research and development activities, which include:

•	employee-related expenses, including salaries, benefits, travel, stock-based compensation expense and severance payments;

•	expenses incurred under agreements with clinical research organizations, or CROs and investigative sites that conducted our clinical trials;

•	the cost of acquiring, developing and manufacturing clinical trial materials;

•	costs associated with regulatory operations; and

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

Our efforts to discontinue development activities include the following:

•	we closed the 39 clinical sites that participated in our second Phase 3 trial, PATENCY-2, and terminated the long-term follow-up patient registry;

•	we had planned to enroll up to an additional 16 patients in a Phase 1 clinical trial of vonapanitase in patients with peripheral artery disease, or PAD before the end of 2019 and to follow each of these patients for period of up to seven months. However, based on our current operating plan, we have decided not to continue patient enrollment in the Phase 1 trial evaluating vonapanitase in PAD; and

•	we have discontinued all activities relating to the manufacture of clinical trial materials in support of our clinical trials and process validation activities that were undertaken in anticipation of a potential BLA submission.

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

Other Income (Expense), Net

Other income (expense), net consists of the gain realized from non-cash gains and losses from currency exchange rate fluctuations on transactions or balances denominated in a foreign currency..

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Period-to-Period Change

Operating expenses:
Research and development	$2,120	$2,760	$(640)
General and administrative	3,266	2,240	1,026
Total operating expenses	5,386	5,000	386
Loss from operations	(5,386)	(5,000)	(386)
Other income:
Investment income	73	106	(33)
Other (expense) income, net	(2)	15	(17)
Total other income	71	121	(50)
Net Loss	$(5,315)	$(4,879)	$(436)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Period-to-Period Change

External vonapanitase research and development expenses	$710	$1,622	$(912)
Internal research and development expenses	1,410	1,138	272
Total research and development expenses	$2,120	$2,760	$(640)

During the three months ended June 30, 2019, our total research and development expenses decreased by $0.6 million compared to the three months ended June 30, 2018 primarily due to $0.9 million in decreased external research and development expenses and offset by $0.3 million in increased internal research and development expenses. The decrease of $0.9 million in external expenses was primarily driven by $0.5 million in decreased expenses for our ongoing clinical trials and $0.4 million in decreased expenses for our manufacturing validation efforts. The increase of our internal research and development expenses of $0.3 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to expenses related to our reduction in force and associated severance expenses.

General and Administrative Expenses. During the three months ended June 30, 2019, our total general and administrative expenses were $1.0 million higher as compared to the three months ended June 30, 2018 primarily due to expenses related to our reduction in force and associated severance expenses in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Investment Income. During the three months ended June 30, 2019, investment income decreased by an immaterial amount.

Other (Expense) Income, Net. During the three months ended June 30, 2019, other expense, net, decreased by an immaterial amount.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Period-to-Period Change

Operating expenses:
Research and development	$6,168	$6,831	$(663)
General and administrative	5,855	4,534	1,321
Total operating expenses	12,023	11,365	658
Loss from operations	(12,023)	(11,365)	(658)
Other income:
Investment income	178	198	(20)
Other (expense) income, net	(1)	207	(208)
Total other income	177	405	(228)
Net Loss	$(11,846)	$(10,960)	$(886)

Research and Development Expenses. The following table identifies research and development expenses on both an external and internal basis for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Period-to-Period Change

External vonapanitase research and development expenses	$3,593	$4,544	$(951)
Internal research and development expenses	2,575	2,287	288
Total research and development expenses	$6,168	$6,831	$(663)

During the six months ended June 30, 2019, our total research and development expenses decreased by $0.7 million compared to the six months ended June 30, 2018 primarily due to $1.0 million in decreased external research and development expenses and offset primarily due to $0.3 million in increased internal research and development expenses. The decrease of $1.0 million in external expenses was primarily driven by $0.8 million in decreased expenses for our ongoing clinical trials and $0.2 million in decreased expenses for our manufacturing validation efforts. Internal research and development expenses increased by $0.3 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to an increase of $0.4 million in expenses related to our reduction in force and associated severance expenses and offset by a decrease of $0.1 million in other personnel expenses.

General and Administrative Expenses. During the six months ended June 30, 2019, our total general and administrative expenses were $1.3 million higher as compared to the six months ended June 30, 2018 primarily due to $0.9 million in increased expenses related to our reduction in force and associated severance expenses, $0.3 million in increased expenses to support our ongoing corporate activities and $0.1 million in increased expenses associated with being a public reporting company in the six months ended June 30, 2019.

Investment Income. During the six months ended June 30, 2019 investment income decreased by an immaterial amount.

Other (Expense) Income, Net. During the six months ended June 30, 2019, other income, net, decreased by $0.2 million as compared to the six months ended June 30, 2018 primarily due to foreign currency remeasurement gain for cash denominated in Swiss Francs.

Liquidity and Capital Resources

Overview

Since our inception and through the six months ended June 30, 2019, we had received $200.1 million in net proceeds comprised of $115.5 million from the issuance of private equity securities, $7.7 million from the issuance of convertible notes, $10.0 million from business development activities, $0.2 million from government grants, $62.5 million from our IPO and $4.2 million from the sale of Common Stock under our now-terminated at-the-market, or ATM, program with Cowen and Company, LLC. As of June 30, 2019, our cash and cash equivalents and available-for-sale investments totaled $10.8 million.

Operating Capital Requirements

We expect to incur ongoing operating losses for the foreseeable future as we evaluate our strategic alternatives. Even if we enter into a strategic transaction, the combined entity may not be able to complete the clinical development of vonapanitase and obtain approval of vonapanitase from the FDA or EMA.

Although we believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2019 will be sufficient to fund our operations into 2020 we may not have sufficient cash on hand to fund our current operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.  Additionally, as discussed above, management has discontinued substantially all research and development activities and is actively pursuing strategic alternatives with a goal to maximize stockholder value, including the possibility of a merger or sale of our company. These conditions, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management has implemented a reduction in expenditures plan and is currently exploring strategic alternatives as a source of funding.  While the reduction in expenditures will allow us to fund our operations in the near-term, there can be no assurance that we will be able to achieve our future strategic alternatives raising substantial doubt about our ability to continue as a going concern.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. See Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction for the Company;

•	the timing and nature of any strategic transactions that we undertake;

•	whether we enter into a partnership or business combination;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(11,042)	$(15,804)
Net cash provided by investing activities	2,484	7,011
Net cash provided by financing activities	-	84
Effect of exchange rate changes on cash	-	24
Net decrease in cash, cash equivalents, and restricted cash	$(8,558)	$(8,685)

Comparison of the Six Months Ended June 30, 2019 and 2018

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2019 compared to $15.8 million for the six months ended June 30, 2018. The decrease of $4.8 million in cash used in operating activities was primarily driven by a $5.7 million decrease in cash outflows related to changes in the components of working capital offset by an increase in our net loss of $0.9 million, as compared to the six months ended June 30, 2018

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2019 compared to $7.0 million provided in the six months ended June 30, 2018. The change of $4.5 million in cash provided by investing activities was driven by a decrease in cash inflows of $15.5 million due to lower proceeds from maturities and sales of available-for-sale investments offset by $11.0 million decrease in cash outflows in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at June 30, 2019:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases (1)	$69	$69	$-	-	-

__________________

(1)	In July 2009 we entered into a multi-year non-cancelable lease for our offices in Waltham, Massachusetts. In October 2011, we amended the lease extending its expiration to December 2014. In August 2014, we amended the lease extending its expiration to June 2018 with one optional one-year extension period. In August 2017, we amended the lease extending its expiration to September 2019 with one optional one-year extension period. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash equivalents and available-for-sale investments of $10.8 million consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel, particularly Timothy Noyes, our President and Chief Executive Officer and George Eldridge, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary.. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of our employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company. In connection with our discontinuation of research and development activities, we have terminated all but four of our employees including all of our executive officers, with exception of Messrs. Noyes and Eldridge.

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

As of June 30, 2019, we had approximately $10.8 million in existing cash and cash equivalents and an accumulated deficit of $222.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund operations and capital expenditures into 2020; however, we anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to its administrative organization. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management has implemented a reduction in expenditures plan and is currently exploring strategic alternatives as a source of funding.  While the current reduction in spending expenditure plans will allow us to fund our operations in the near-term, we cannot guarantee that we will be able to successfully implement a strategic transaction or obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future.

We are a biotechnology company, and we have not commercialized any products or generated any revenues from the sale of products. We have historically devoted substantially all of our efforts and our financial resources to research and development, including our clinical and preclinical development activities. In April 2019, we discontinued substantially all our research and development activities to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. To date, we have financed our operations primarily through the sale of equity securities and, prior to our initial public offering, the sale of convertible debt. We have incurred losses from operations in each year since our inception, and our net losses were $20.7 million and $30.0 million for the years ended December 31, 2018 and 2017, respectively and $11.8 million and $11.0 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $222.3 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

If patent applications we hold with respect to vonapanitase or any additional product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for vonapanitase or any additional product candidates, it could dissuade companies from collaborating with us, including in any strategic transaction, or from valuing our intellectual property in a manner that enhances stockholder value in any potential strategic transaction. As of June 30, 2019 we own 42 issued patents and own 14 pending patent applications, most of which cover aspects of vonapanitase or its use. We cannot offer any assurances about which, if any, of the pending patent applications will issue as patents, the breadth of any such patents or any of our currently issued patents, or whether any issued patents will be challenged by third parties or will be found invalid and unenforceable if challenged. Any successful challenge to these patent applications, or patents that may issue from them, or to currently issued patents owned by us, could deprive us of rights necessary for the successful commercialization of vonapanitase or any other product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by these third parties, or by the USPTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents and patent applications.

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

Our executive offices are located in Waltham, Massachusetts, and our API is manufactured at Lonza’s facility located in Visp, Switzerland. We completed three drug substance process validation runs at Lonza’s facility in Visp, Switzerland and currently store such material in several locations. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. If the current manufacturing facility or any future facility, stored product or equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.

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

We currently do not meet the continued listing standards of The Nasdaq Global Market, which require a minimum closing bid price of $1.00 per share. Our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our strategic alternatives and ability to consummate a potential transaction.

Our common stock is listed on The Nasdaq Global Market (“The Nasdaq”) under the symbol “PRTO”. The Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue to trade on The Nasdaq. Among these requirements is the requirement that the Company’s common stock trades at a minimum closing bid price of $1.00 per share. Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Our Common Stock has traded below $1.00 since our announcement of the PATENCY-2 top-line results on March 28, 2019.

On May 10, 2019, we received a deficiency letter from The Nasdaq notifying us that, for the 30 consecutive business days prior to May 10, 2019, the closing bid price for our Common Stock had closed below a minimum $1.00 per share required for continued listing on The Nasdaq pursuant to The Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of our Common Stock, and our Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “PRTO” at this time.

In accordance with The Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until November 6, 2019 to regain compliance with Rule 5550(a)(2). If we choose to implement a reverse stock split, we must complete the split no later than ten business days prior to November 6, 2019 to regain compliance. If at any time before November 6, 2019, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, The Nasdaq will provide written confirmation that we have achieved compliance with Rule 5550(a)(2).

If we do not regain compliance with Rule 5550(a)(2) by November 6, 2019, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify The Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with Rule 5550(a)(2) by November 6, 2019, and we are not eligible for an additional compliance period at that time, The Nasdaq will provide notice to us that our securities will be subject to delisting. At that time, we may appeal The Nasdaq’s delisting determination to a The Nasdaq Listing Qualifications Panel (“Panel”). We would remain listed pending the Panel’s decision.

Additionally, we may fail to comply with the other continued listing standards of The Nasdaq, including The Nasdaq’s public float requirement. The market value of our listed securities must be at or above $50,000,000 for continued listing on The Nasdaq Global Market. If the market value of our listed securities is less than $50,000,000 for 30 consecutive business days, The Nasdaq could send a deficiency notice to us for not remaining in compliance of the market value standard. The market value of our listed securities has been below $50,000,000 since our announcement of the PATENCY-2 top-line results on March 28, 2019. As stated above, if the market value of our listed securities continues to fail to meet The Nasdaq’s minimum market value standard, or if we otherwise fail to meet any other applicable requirements of The Nasdaq and we are unable to regain compliance, The Nasdaq may make a determination to delist our Common Stock.

Any delisting of our Common Stock could adversely affect the market liquidity of our Common Stock and the market price of our Common Stock could decrease. Furthermore, if our Common Stock were delisted it could adversely affect our ability to complete one or more strategic transactions for the Company (including, but not limited to, a merger or sale of the Company, including a sale of assets or intellectual property, business combinations, joint ventures and recapitalization options), to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees. If we are delisted from The Nasdaq, trading in our shares of Common Stock may be conducted, if available, on the "OTC Bulletin Board Service" or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our Common Stock, and our ability to raise future capital through the sale of the shares of our Common Stock or other securities convertible into or exercisable for our Common Stock could be severely limited. A determination could also then be made that our Common Stock is a "penny stock" which would require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our Common Stock.

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

On August 2, 2017, we issued and sold 22,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, for a purchase price of $1,000 per share, or an aggregate purchase price of $22.0 million. Each share of Series A Convertible Preferred Stock is convertible into approximately 1,005 shares of our Common Stock at a conversion price of $0.9949 per share, provided that any conversion of Series A Convertible Preferred Stock by a holder into shares of Common Stock is prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of our Common Stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 9.985% of the total number of shares of our Common Stock issued and outstanding after giving effect to such conversion (the “Blocker”). Pursuant to the registration statement that we filed with the SEC for the resale by holders of our Series A Preferred Convertible Stock, as selling stockholders, of the aggregate 22,112,775 shares of Common Stock that are issuable upon conversion of the Series A Convertible Preferred Stock, the outstanding shares of Series A Convertible Preferred Stock may, at each holder’s election, be converted into our Common Stock, subject to the Blocker. As of June 2019, 340 shares of our Series A Convertible Preferred Stock were converted into Common Stock. Although we cannot predict if and when the holders of Series A Convertible Preferred Stock may sell such shares in the public market, any converted shares of Common Stock will be available for immediate resale and be able to be freely sold in the open market. The conversion of shares of Series A Convertible Preferred Stock into shares of Common Stock will result in substantial dilution to holders of our Common Stock. Further, the sale of a significant amount of these shares of Common Stock in the open market or the perception that these sales may occur could adversely affect prevailing market prices of our Common Stock, including causing the market price of our Common Stock to decline or become highly volatile.

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

As of March 31, 2019, and based solely on information from filings with the SEC made by our investors in May 2019, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially owned or controlled, in aggregate, more than 30% of the shares of our outstanding Common Stock. As a result, these executive officers, directors and principal stockholders, acting together, will have substantial influence over most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our Common Stock.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of The Nasdaq impose various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an EGC. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Date: August 7, 2019	PROTEON THERAPEUTICS, INC.

	By:	/s/ Timothy P. Noyes
Timothy P. Noyes President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ George A. Eldridge
George A. Eldridge Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and the Consolidated Balance Sheets as of December 31, 2018; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the six months ended June 30, 2019 and 2018; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30th, 2019 and 2018; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*Exhibits filed herewith

** Exhibits furnished herewith.