Form 10-Q
period 2020-06-30
Protara Therapeutics, Inc.
filed 2020-07-31
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of July 31, 2020 there were 5,858,386 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic on our business and operations as well as the business or operations of our manufacturers, research partners, and other third parties with whom we conduct business or regulatory agencies;

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous (IV) Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our planned clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to remain listed on the Nasdaq Capital Market;

●	the impact of government laws and regulations;

●	the timing or likelihood of regulatory filings and approvals; and

●	our ability to protect our intellectual property position.

ii

All forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the risk factors set forth below in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Form 10-K filed on March 20, 2020. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,970,617	$564,124
Restricted cash	50,000	-
Deferred offering costs	-	121,712
Prepaid expenses and other current assets	2,828,556	78,057
Total current assets	32,849,173	763,893

Non-current assets:
Property and equipment, net	655,495	458,591
Right-of-use asset	384,081	-
Goodwill	29,367,213	-
Total assets	$63,255,962	$1,222,484

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$915,206	$715,653
Accrued expenses	1,575,068	2,634,790
Short-term debt	926,983	-
Right-of-use liability, current	29,287	-
Total current liabilities	3,446,544	3,350,443

Non-current liabilities:
Right-of-use liability, long-term	378,885	-
Total liabilities	3,825,429	3,350,443

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 3,880 and 0 shares authorized at June 30, 2020 and December 31, 2019, respectively, 3,879 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	4	-
Common Stock, $0.001 par value, authorized 100,000,000 shares:
Common Stock, 5,843,203 and 2,627,533 common shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	5,843	2,628
Additional Paid in Capital	89,406,633	10,651,073
Accumulated Deficit	(29,981,947)	(12,781,660)
Total Stockholders’ Equity (Deficit)	59,430,533	(2,127,959)
Total Liabilities and Stockholders’ Equity (Deficit)	$63,255,962	$1,222,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Operating expense:
Research & development	$2,469,720	$986,716	$5,534,513	$2,064,562
General & administrative	4,796,155	441,959	11,890,987	892,169
Total operating expenses	7,265,875	1,428,675	17,425,500	2,956,731

Operating loss	(7,265,875)	(1,428,675)	(17,425,500)	(2,956,731)

Other (income) expense, net
Interest (income) expense, net	(125,845)	-	(225,213)	-
Total other (income) expense, net	(125,845)	-	(225,213)	-

Net Loss	$(7,140,030)	$(1,428,675)	$(17,200,287)	$(2,956,731)

Weighted Average Shares Outstanding, basic and diluted	5,843,203	2,558,419	5,701,855	2,558,419

Net loss per share, basic and diluted	$(1.22)	$(0.56)	$(3.02)	$(1.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2020	-	$-	2,627,533	$2,628	$10,651,073	$(12,781,660)	$(2,127,959)

Issuance of Series 1 Convertible Preferred Stock, net of offering costs	3,879	4	-	-	25,318,702	-	25,318,706
Issuance of Common Stock in ArTara Private Placement, net of offering costs	-	-	284,875	285	1,867,295	-	1,867,580
Issuance of Common Stock in Proteon Private Placement, net of offering costs	-	-	1,896,888	1,897	12,411,440	-	12,413,337
Reverse business combination	-	-	1,033,907	1,033	34,531,594	-	34,532,627
Stock-based compensation - stock options	-	-	-	-	368,135	-	368,135
Stock-based compensation - restricted stock units	-	-	-	-	2,429,672	-	2,429,672
Net loss	-	-	-	-	-	(10,060,257)	(10,060,257)

Balance at March 31, 2020	3,879	$4	5,843,203	$5,843	$87,577,911	$(22,841,917)	$64,741,841

Stock-based compensation - stock options	-	-	-	-	514,054	-	514,054
Stock-based compensation - restricted stock units	-	-	-	-	1,314,668	-	1,314,668
Net loss	-	-	-	-	-	(7,140,030)	(7,140,030)

Balance at June 30, 2020	3,879	$4	5,843,203	$5,843	$89,406,633	$(29,981,947)	$59,430,533

Balance at January 1, 2019	-	$-	2,558,419	$2,558	$9,727,124	$(4,952,443)	$4,777,239

Stock-based compensation - stock options	-	-	-	-	54,382	-	54,382
Stock-based compensation - restricted stock	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	(1,528,056)	(1,528,056)

Balance at March 31, 2019	-	$-	2,558,419	$2,558	$9,804,006	$(6,480,499)	$3,326,065

Stock-based compensation - stock options	-	-	-	-	79,962	-	79,962
Stock-based compensation - restricted stock	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	(1,428,675)	(1,428,675)

Balance at June 30, 2019	-	$-	2,558,419	$2,558	$9,906,468	$(7,909,174)	$1,999,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,200,287)	$(2,956,731)
Adjustments to reconcile net loss to Net cash used in operating activities:
Stock based compensation	4,626,529	179,344
Amortization of operating lease right-of-use asset	39,492	-
Depreciation	44,291	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	657,341	(25,681)
Accounts payable	199,553	(79,248)
Accrued expenses	(1,230,608)	172,569
Right-of-use liability	(15,401)	-
Net cash used in operating activities	(12,879,090)	(2,709,747)

Cash flows from investing activities:
Cash and restricted cash acquired in connection with the reverse merger with ArTara Therapeutics, Inc.	3,718,742	-
Purchase of property and equipment	(241,195)	(103,738)
Net cash provided by/(used in) investing activities	3,477,547	(103,738)

Cash flows from financing activities:
Proceeds from - ArTara Private Placement, net of offering costs	1,867,580	-
Proceeds from - Proteon Private Placement, net of offering costs	12,413,337	-
Proceeds from - Series 1 Convertible Preferred Stock, net of offering costs	25,318,706	-
Repayments under short-term debt	(741,587)	-
Net cash provided by financing activities	38,858,036	-

Net increase/(decrease) in cash and cash equivalents and restricted cash	29,456,493	(2,813,485)
Cash and cash equivalents and restricted cash - beginning of year	564,124	5,549,952
Cash and cash equivalents and restricted cash - end of year	$30,020,617	$2,736,467

Supplemental cash flow information
Cash paid for:
Interest	$15,059	$-
Income Taxes	$-	$-

Non-cash investing and financing activities:

Deferred offering costs recognized that were previously recorded in accrued expenses	$121,712	$-
Purchase of insurance agreement with notes payable	$1,668,570	$-
Common stock issued in connection with the reverse merger with ArTara Therapeutics, Inc.	$34,532,627	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

Overview

Protara Therapeutics, Inc. and its consolidated subsidiaries (“Protara” or the “Company”) is focused on identifying and advancing transformative therapies for people with rare and specialty diseases. Protara’s portfolio includes its lead program, TARA-002, an investigational cell based therapy being developed for the treatment of lymphatic malformations (LMs). In addition to LMs, the Company is also evaluating the potential of TARA-002 in oncologic indications. The second program in the portfolio is Intravenous (IV) Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition (PN) who have intestinal failure associated liver disease (IFALD).

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

On January 9, 2020, in connection with, and prior to the completion of, the Merger, Protara Therapeutics, Inc. effected a 1-for-40 reverse stock split of its common stock, or the Reverse Stock Split, Private ArTara changed its name from “ArTara Therapeutics, Inc.” to “ArTara Subsidiary, Inc.”, and ArTara Therapeutics, Inc. changed its name from “Proteon Therapeutics, Inc.” to “ArTara Therapeutics, Inc.” All share and per share amounts presented in this quarterly report on Form 10-Q have been adjusted to reflect the Reverse Stock Split and the Exchange Ratio. In addition, immediately following the closing of the Private Placements (defined below), all of the outstanding shares of Protara Therapeutics, Inc.’s Series A Preferred Stock were converted into shares of Protara Therapeutics, Inc.’s Common Stock. Shares of the Company’s Common Stock commenced trading on The Nasdaq Capital Market under the new name and ticker symbol “TARA” as of market open on January 10, 2020. See Note 3 for the full discussion regarding the Merger, Exchange Ratio and recapitalization.

Liquidity, Capital Resources and Management Plans

As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents on hand was $29,970,617 and $564,124, respectively. The Company has not generated revenues since its inception and has incurred net losses of $17,200,287 and $2,956,731 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had working capital of $29,402,629 and stockholder’s equity of $59,430,533. During the six months ended June 30, 2020, cash flows used in operating activities were $12,879,090, consisting primarily of a net loss of $17,200,287, which includes non-cash stock-based compensation charges of $4,626,529. Since inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Series 1 Convertible Preferred Stock in private placements.

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

The Company believes that its current financial resources, as of the date of the issuance of these consolidated financial statements, are sufficient to satisfy the Company’s estimated liquidity needs for at least twelve months from the date of issuance of these unaudited consolidated financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 Section 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and related notes thereto included as Exhibit 99-1, within Form 8-K/A filed on March 20, 2020 with the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also that affect the amount of expenses reported for each period. Actual results could differ from those which result from using such estimates. Management also utilizes various other estimates, including but not limited to income taxes, the valuation of deferred tax assets, determining the fair value of business combination considerations, determining the fair value and evaluation for impairment of goodwill and intangibles, determining the fair value of the Company’s Common Stock, and the valuation of securities and assumptions underlying stock-based compensation. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the change becomes evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Restricted Cash

Restricted cash as of June 30, 2020 and December 31, 2019 was $50,000 and $0, respectively. As of June 30, 2020, restricted cash consists of a cash deposit of $50,000 to collateralize a letter of credit obligation.

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

In the event the estimated fair value of the Company is less than the carrying value, the Company would recognize a goodwill impairment equal to the difference between the carrying value and its fair value, not to exceed the carrying value of goodwill.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended June 30,
	2020	2019
Stock options	518,292	207,194
Restricted stock units	477,070	-
Conversion of Series 1 Convertible Preferred Stock	3,880,169	-
Total potentially dilutive shares	4,875,531	207,194

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification, or ASC, Topic 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s Common Stock, expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its Common Stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Restricted stock awards generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s Common Stock on the grant date. The Company accounts for the forfeiture of equity awards as they occur.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and short-term debt approximate their fair values due to the short-term nature of these instruments.

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

Research and Development Costs

Research and development costs are expensed as incurred. These expenses include the costs of our proprietary research and development efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone or progress has been achieved. Once a compound receives regulatory approval, the Company records any milestone payments in identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, the Company amortizes the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

Research and development expenses were $2,469,720 and $986,716 for the three months ended June 30, 2020 and 2019, and $5,534,513 and $2,064,562 for the six months ended June 30, 2020 and 2019, respectively.

Business Combinations

For a business combination, the assets acquired and the liabilities assumed are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities are recognized at their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in fair value is recognized as a gain.

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

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 6, 8 and 11, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Under the terms of the Merger Agreement, Protara Therapeutics, Inc. issued shares of its common stock (“Common Stock”) to the Company’s stockholders, at an exchange ratio of 0.190756 (the “Exchange Ratio”) shares of Common Stock, after taking into account the Protara Reverse Stock Split, for each share of Private ArTara common stock outstanding immediately prior to the Merger. Protara Therapeutics, Inc. assumed all of the unvested Private ArTara restricted stock awards, which were exchanged for a number of shares of Common Stock equal to 0.190756 multiplied by the number of shares of Private ArTara common stock previously represented by such Private ArTara restricted stock awards and unvested to the same extent as such Private ArTara restricted stock awards and subject to the same restrictions as such Private ArTara restricted stock awards. The effect of the Exchange Ratio resulted in the shareholders of the Company being issued 2,627,533 shares of Protara Common Stock.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – REVERSE MERGER WITH PROTARA AND RECAPITALIZATION (Continued)

Based on the terms of the Merger, the transaction was treated as a reverse merger of Protara Therapeutics, Inc. by Private ArTara. The Merger was accounted for using acquisition accounting under ASC Topic 805 “Business Combinations”. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of Protara Therapeutics, Inc. as of the effective time of the Merger were recorded at their respective fair values and added to those of Private ArTara. Any excess of purchase price consideration over the fair values of the identifiable net assets is recorded as goodwill.

The following details the preliminary allocation of the purchase price consideration:

Cash	$3,668,742
Restricted Cash	50,000
Prepaid expenses and other current assets	1,739,270
Goodwill	29,367,213
Accrued Expenses	(292,598)
Total Purchase Price Consideration	$34,532,627

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

The primary reasons for the reverse merger: the increased access to sources of capital and a broader range of investors to support the clinical development of the Company’s product candidates, the potential to provide current stockholders with greater liquidity by owning stock in a public company, the potential for a more cost-effective means to access capital and the registration of Protara Common Stock issued to Private ArTara’s stockholders. In addition, Protara assumed the existing 2014 Equity Incentive Plan (the “2014 Plan”), and all outstanding stock options thereunder. In addition, no additional shares may be issued under the 2017 Equity Incentive Plan (See Note 8).

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – REVERSE MERGER WITH PROTARA AND RECAPITALIZATION (Continued)

The following presents the unaudited pro forma combined financial information as if the reverse merger had occurred as of January 1, 2019. Since the merger was consummated on January 9, 2020, the results of the merger are fully incorporated into the condensed consolidated financial information for the three months ended June 30, 2020.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2020	2019
Net loss	$(6,743,675)	$(16,975,287)	$(14,802,731)
Pro forma loss per common share, basic and diluted	$(1.17)	$(2.91)	$(2.56)
Pro forma weighted average number of common shares outstanding, basic and diluted	5,774,089	5,843,203	5,774,089

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the reverse merger been completed as of January 1, 2019, nor are they necessarily indicative of future consolidated results.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES

Included in the Company’s accrued expenses within the consolidated financial statements are:

	As of
	June 30, 2020	December 31, 2019
Legal fees	$199,884	$1,572,554
Research and development	534,751	1,050,500
Bonus	541,325	-
Other	299,108	11,736
Total	$1,575,068	$2,634,790

NOTE 5 – SHORT-TERM DEBT

Financing Agreement

On February 19, 2020, the Company entered into a nine month financing agreement with AFCO Credit Corporation for its directors and officers (“D&O”) liability insurance in the amount of $2,224,760. The Company made a down payment of $556,190, leaving a principal balance of $1,668,570. The financing bears interest at a rate of 4.25% per annum, and will be repaid in monthly installments of $189,161, which includes both principal and interest. As of June 30, 2020 the balance under this debt was $926,983.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet Location	June 30, 2020	January 9, 2020	December 31, 2019
Operating leases:
Right-of-use assets	Right-of-use assets	$384,081	$403,161	$-
Right-of-use liability, current	Right-of-use liability, current	29,287	9,195	-
Right-of-use lease liability, long-term	Right-of-use lease liability, long-term	378,885	393,966	-

On March 1, 2020, the Company entered into new month-to-month lease agreements for three additional office spaces at monthly rents of $4,890, $1,270 and $7,200. On June 30, 2020, the Company terminated the lease agreements for these office spaces and entered into a new three-month agreement for a smaller office space at a monthly rent of $810.

The following provides details of the Company’s lease expense:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Lease cost
Operating lease cost	$19,746	$39,492
Short-term lease cost	89,279	148,539
Total	$109,025	$188,031

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements (Continued)

Other information related to leases is presented below:

As of June 30, 2020
Other information
Weighted-average discount rate – operating leases	12.00%
Weighted-average remaining lease term – operating lease (in months)	93

The Company’s future minimum lease payments consists solely of its quarter-to-quarter obligation for its manufacturing space. On January 9, 2020, subsequent to the reverse merger and private placements, it became reasonably certain that the Company would maintain its quarter-to-quarter lease for its manufacturing space for a term of approximately eight years.

As of June 30, 2020, the expected annual minimum lease payments of our operating lease liability was as follows:

For Years Ending December 31,	Operating lease
2020 (excluding the six months ended June 30, 2020)	$38,346
2021	77,460
2022	79,008
2023	80,586
2024	82,200
Thereafter	278,613
Total future minimum lease payments, undiscounted	636,213
Less: Imputed interest	228,041
Present value of future minimum lease payments	$408,172

Employment Agreements

Executive Employment Agreements

In connection with the consummation of the Merger, Jesse Shefferman, the Company’s Chief Executive Officer, had his base salary increased from $365,000 to $510,000 and Jacqueline Zummo, the Company’s Head of Operations and Medical Affairs, had her base salary increased from $305,000 to $325,000. The Company also entered into an employment agreement with Blaine Davis to become the Company’s Chief Financial Officer on January 31, 2020, effective as of February 11, 2020, for a base salary of $385,000, and with Julio Casoy to become the Company’s Chief Medical Officer, on February 6, 2020, for a base salary of $400,000 (See Note 11). During the six months ended June 30, 2020, Mr. Shefferman, Dr. Zummo and Dr. Casoy received bonus payments of $259,688, $95,313 and $115,500, respectively, which were included in research and development expenses of $210,813 and in general and administrative expenses of $259,688, in such period.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Temporary Employment Agreement

On December 6, 2018, the Company entered into a temporary employment agreement (the “Temporary Employment Agreement”) with an individual who assisted with certain corporate development activities. Pursuant to the Temporary Employment Agreement, the individual was entitled to receive an annual base salary of $90,000. In addition, the individual would be entitled to a performance-based success fee which would be adjusted based on amounts of funding achieved and timing of when such funding was received. On January 9, 2020, the Company’s capital raise triggered a performance-based compensation obligation and accordingly this individual was paid $462,500, which was included in general and administrative expenses within the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2020.

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

During the three months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $200,000, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $200,000, respectively, for expenditures to Dr. Buchman in connection with obligations under the Choline License Agreement.

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

During the three months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $0, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $100,000 and $0, respectively, in connection with the Feinstein Agreement.

The University of Iowa

On November 28, 2018, the Company entered into a sponsored research and license agreement (the “Iowa Agreement”) with the University of Iowa. Pursuant to the Iowa Agreement, the University of Iowa, which is engaged in clinical research to improve the diagnosis and treatment of lymphangioma using a pharmaceutical product (Ok-432), would assist the Company in collecting case reports, forms, source data, and safety data available to the University of Iowa in support of the development of the Company’s proprietary Streptococcus Pyogenes investigational product, TARA-002. During the term of the services, the Company would pay the University of Iowa thirty thousand dollars ($30,000) per year to fund the project, plus additional amounts upon the realization of certain milestones. More specifically, upon forty-five (45) days of an approval of the TARA-002 by the FDA, the Company would pay up to $1,750,000 to the University of Iowa for meeting their milestones. Furthermore, the Company would pay the University of Iowa royalties of up to 1.75% for net sales ranging from $0 - $25,000,000, 2.25% for net sales ranging from $25,000,000+ to $50,000,000, and 2.50% for net sales of $50,000,000+. Pursuant to the Iowa Agreement, the University of Iowa would be entitled to additional payments for annual net sales payments as per the following milestones. For annual net sales of product up to $25,000,000; $62,500; for annual net sales of product of up to $50,000,000; $62,500; and for annual net sales of product of up to $100,000,000; $125,000.

During the three months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $7,500 and $7,500, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $15,000 and $15,000, respectively, in connection with the Iowa Agreement.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Product License and Clinical Services Agreements (Continued)

Chugai Pharmaceutical Co., LTD

On June 17, 2019, the Company entered into an agreement (the “Chugai Pharmaceutical Agreement”) with Chugai Pharmaceutical Co., LTD (“Chugai”), a drug manufacturing firm with offices and operations in Japan. Pursuant to the Chugai Pharmaceutical Agreement, Chugai would help the Company in its goals to develop and commercialize a therapeutic product (the “New Product”) which is comparable to the Chugai existing therapeutic product (the “Existing Product”). In addition, the Company would be entitled to the use of Chugai materials and technical support as necessary. On July 14, 2020, the Company and Chugai entered into an amendment (the “Chugai Amendment”) to the Chugai Pharmaceutical Agreement. The Chugai Amendment is effective as of June 30, 2020. The Chugai Amendment extended the date through which Chugai will exclusively provide the Existing Product and materials to the Company from June 30, 2020 to June 30, 2021, extended the date through which Chugai will not provide materials or technical support to any third party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date and provides that, in addition to the designated fee provided upon the initial indication approval in the Chugai Pharmaceutical Agreement, the Company will pay Chugai a designated fee for each additional indication approval. The Company is obligated to Chugai for certain payments upon the completion of agreed upon milestones. As of December 31, 2019, Chugai fulfilled a performance obligation upon which the Company recorded an obligation of $500,000, which the Company paid on July 27, 2020.

During the three months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $0, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $0, respectively, in connection with the Chugai Agreement, as amended.

Johns Hopkins University

In February 2002, Proteon entered into an agreement to license certain intellectual property in connection with vonapanitase with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of vonapanitase related product sales, in the form of a royalty of 2.5% on net sales of the product. As of June 30, 2020 the Company has not commenced vonapanitase product sales and therefore has recognized no royalties on product sales.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

From time to time, Protara may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Between November 15 and December 23, 2019, four lawsuits were filed in federal court against Proteon, ArTara, Merger Sub and the individual members of the Proteon Board (captioned Patrick Plumley v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-02143-UNA (D. Del. filed 11/15/19)); Jeffrey Teow v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-06745 (E.D.N.Y., filed 11/30/19); Neil Lanteigne v. Proteon Therapeutics, et al., Case No. 1:19-cv-12436 (D. Mass., filed 12/03/19); Stephen Wagner v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-02343 (D. Del., filed 12/23/19). The Plumley complaint was brought as a purported class action lawsuit. All four lawsuits alleged that the definitive proxy statement in the preliminary registration statement on Form S-4 filed by Proteon on November 7, 2019 with the SEC in connection with the proposed Merger (the “Proxy Statement”) omitted material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs in each of the four lawsuits sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. On December 31, 2019, Proteon filed an amendment to the Proxy Statement on Form 8-K, which contained certain supplemental disclosures intended to moot the plaintiffs’ disclosure claims. On January 9, 2020, Proteon held a special meeting of its stockholders, at which the Company’s stockholders approved the Merger. On January 27, 2020, plaintiff in the Lanteigne action voluntarily dismissed his case. On February 3, 2020, plaintiff in the Plumley action voluntarily dismissed his case. On February 7, 2020, plaintiff in the Teow action voluntarily dismissed his case. On February 10, 2020, plaintiff in the Wagner action dismissed his case. Thereafter, in connection with the supplemental disclosures that were filed by the Company to moot plaintiffs’ claims in these actions, counsel for plaintiffs demanded an award of attorney’s fees, which the parties recently resolved.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of June 30, 2020 and December 31, 2019, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 5,843,203 and 2,627,533 shares were issued and outstanding, respectively. As of June 30, 2020 and December 31, 2019, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share of which 3,880 shares of Series 1 Convertible Preferred Stock are authorized for issuance, $0.001 par value per share, and 3,879 and 0 shares were issued and outstanding, respectively.

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

As of June 30, 2020, 560,550 shares remain available to be issued under the 2020 Inducement Plan.

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

The Amended 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase each January 1, beginning January 1, 2015 by four percent of the outstanding shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors prior to each such January 1st. The Amended 2014 Plan clarifies that the number of shares for purposes of calculating the evergreen feature includes the number of shares of Common Stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for Common Stock, including, but not limited to, preferred stock or warrants. Pursuant to a special meeting of the Proteon stockholders held on January 9, 2020, the number of shares available for issuance under the Amended 2014 Plan increased by 900,002 shares from 148,298 shares to 1,048,300 shares on January 1, 2020. As of June 30, 2020, 317,114 shares remain available to be issued under the 2014 Equity Incentive Plan.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK BASED COMPENSATION (Continued)

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP initially authorized the issuance of up to 3,513 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of June 30, 2020, the authorized number of shares under the 2014 ESPP is 18,012 and the number of shares available for issuance is 13,340. During the six months ended June 30, 2020 and 2019, no shares were issued under the 2014 ESPP.

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

On January 10, 2020, the Board of Directors granted an aggregate of 62,000 RSUs to directors of the Company. These RSUs vest 50% on the one year anniversary of the grant date, and the remainder vest in 12 equal monthly installments thereafter. The grant date fair value of these RSUs was $1,860,000.

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

On January 10, 2020, the Board of Directors granted 50,000 RSUs to the CEO of the Company. These RSUs vest in four equal annual installments beginning on the first year anniversary of the date of grant. The grant date fair value of these RSUs was $1,500,000.

Following is a summary of restricted stock unit activities for the six months ended June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 1/1/2020	-	$-
Granted	471,825	30.00
Vested	(84,668)	30.00
Non-vested 6/30/2020	387,157	$30.00

The fair value of restricted stock units is amortized on a straight line basis over the requisite service periods of the respective awards. As of June 30, 2020 the unamortized value of RSUs was $10,414,800. As of June 30, 2020, the weighted average remaining amortization period was 2.22 years. As of June 30, 2020 and 2019, 89,913 and 0 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s Common Stock.

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

The second option, which was granted on July 10, 2020, is for the purchase of 111,250 shares of the Company’s Common Stock. The option has an exercise price of $27.42 per share. This option will expire ten years from the date of grant and will vest 25% on the one year anniversary of the grant date and the remainder of the underlying shares vest in thirty-six equal monthly installments thereafter.

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

On February 26, 2020, the Compensation Committee of the Company pre-approved the grants of stock options under the Inducement Plan to new hires of the Company. On April 1, 2020, these employees were granted options to purchase an aggregate of 51,650 shares of the Company’s Common Stock with an exercise price of $24.25 per share. These options will expire ten years from the date of grant and will each vest 25% between March 9, 2021 and March 23, 2021 (depending on the specific grant) and the remainder of the underlying shares shall vest in thirty-six equal monthly installments thereafter. The grant date fair value of these options was $954,053.

On April 27, 2020, the Compensation Committee of the Company approved the grant of stock options under the 2020 Inducement Plan to new hires of the Company. On May 1, 2020, these employees were granted options to purchase an aggregate of 4,100 shares of the Company’s Common Stock with an exercise price of $24.02 per share. These options expire ten years from the date of grant and vests 25% between April 20, 2021 and April 27, 2021 (depending on the specific grant) and the remainder of the underlying shares shall vest in thirty-six equal monthly installments thereafter. The grant date fair value of these options was $75,019.

On May 19, 2020, the Compensation Committee of the Company approved the grant of a stock option under the 2020 Inducement Plan to a new hire of the Company. On June 1, 2020, this employee was granted an option to purchase 3,700 shares of the Company’s Common Stock with an exercise price of $51.12 per share. This option expires ten years from the date of grant and vests 25% on May 11, 2021 and the remainder of the underlying shares shall vest in thirty-six equal monthly installments thereafter. The grant date fair value of this option was $144,025.

On June 9, 2020, the Company issued to directors of the Company stock options to purchase an aggregate of 54,000 shares of the Company’s common stock. These stock options has an exercise price of $35.00, expire 10 years from the date of grant, and vest monthly over 12 months. The grant date fair value of these options was $1,374,732.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK BASED COMPENSATION (Continued)

Stock Options (Continued)

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Six Months Ended June 30,
	2020	2019
Stock price	$24.02 - $ 51.12	$8.65
Exercise price	$24.02 - $ 51.12	$9.18
Dividend yield	0%	0%
Expected volatility	95% - 101%	97%
Risk-Free interest rate	0.40% - 1.69%	2.37%
Expected life (in years)	5.27 - 6.08	6.02

Following is a summary of stock option activities for the six months ended June 30, 2020:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding 1/1/2020	219,592	$7.29	$9.18	9.72	$-
Granted	318,700	25.11	32.24	-	-
Forfeited	(20,000)	18.47	24.25	-	-
Outstanding 6/30/2020	518,292	$17.57	$22.78	9.16	$4,604,778

Exercisable as of 6/30/2020	94,220	$6.75	$9.18	8.41	$1,897,591

The weighted average grant date fair value of the options granted during the six months ended June 30, 2019 was $6.71. The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. As of June 30, 2020 the unamortized value of stock options was $7,751,851. As of June 30, 2020, the weighted average remaining amortization period was 2.92 years.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK BASED COMPENSATION (Continued)

Summary of Stock Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock	$-	$22,500	$-	$45,000
RSUs	1,314,668	-	3,744,340	-
Stock options	514,054	79,962	882,189	134,344
Total	$1,828,722	$102,462	$4,626,529	$179,344

Stock based compensation expense was reflected within the statements of operations as:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$201,872	$52,479	$410,637	$93,552
General and administrative	1,626,850	49,983	4,215,892	85,792
Total	$1,828,722	$102,462	$4,626,529	$179,344

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 4% contribution. The plan was implemented in June of 2020. For the three and six months ended June 30, 2020, the Company recorded expense of $7,956 under the 401(k) Plan.

NOTE 10 – COVID-19

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

NOTE 11 – SUBSEQUENT EVENTS

Issuance of Stock Options

On June 30, 2020, the Compensation Committee of the Company approved the grant of stock options under the 2020 Inducement Plan to new hires of the Company. On July 1, 2020, these employees were granted options to purchase an aggregate of 25,700 shares of the Company’s Common Stock with an exercise price of $28.20 per share. These options expire ten years from the date of grant and vests 25% on June 29, 2021 and the remainder of the underlying shares shall vest in thirty-six equal monthly installments thereafter.

Issuance of RSUs

On July 1, 2020, the Compensation Committee of the Company granted 7,500 RSUs to a new hire of the Company under the 2014 Equity Incentive Plan. These RSUs will vest 25% on the one, two, three and four year anniversary of the date of grant.

Settlement of RSUs

On July 9, 2020, the Company issued 5,245 shares of common stock from the settlement of RSUs.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – SUBSEQUENT EVENTS (Continued)

Departure of Executive

On July 23, 2020, effective July 31, 2020, the Company and Dr. Casoy entered into a Separation Agreement and Release (the “Separation Agreement”), whereupon Dr. Casoy will no longer be employed by the Company as Chief Medical Officer, effective August 3, 2020. Pursuant to the Separation Agreement, in consideration of a general release of all claims against the Company and certain representations, warranties, covenants and agreements, Dr. Casoy is entitled to receive (i) his base salary for a period of nine months paid in a lump sum, (ii) a one-time lump sum payment equal to nine months of his bonus at target, (iii) reimbursement of all business expenses for which he is entitled, (iv) reimbursement of COBRA premium costs for nine months, or until he has secured other employment, whichever comes first and (v) pro-rata vesting of his outstanding equity award given that he was not employed through the one-year anniversary of the applicable grant date of such outstanding equity award.

Resignation of Director

On July 20, 2020, Scott Braunstein, M.D. notified the Company of his resignation from the Company’s Board of Directors, effective immediately. In connection with Dr. Braunstein’s resignation, the compensation committee approved the accelerated vesting of all stock options issued to Dr. Braunstein prior to the Merger, and to extend the post-termination exercise period of vested options to 12 months from the date of resignation.

Appointment of Director

On July 23, 2020, the Company’s Board of Directors appointed Barry Flannelly, Pharm.D, MBA as a director to fill the vacancy created by Dr. Braunstein’s resignation, to serve in such capacity until the Company’s 2023 annual meeting of stockholders.

On July 23, 2020, the Company issued to Dr. Flannelly a stock option to purchase 18,000 shares of the Company’s common stock. This stock option has an exercise price of $26.70 per share, expires 10 years from the date of grant, and will vest in equal monthly installments following the date of grant over a three year period.

On July 23, 2020, the Company issued to Dr. Flannelly a stock option to purchase 8,250 shares of the Company’s common stock. This stock option has an exercise price of $26.70 per share, expires 10 years from the date of grant, and will vest in equal monthly installments following the date of grant over a one year period, and in any event will be fully vested on the date of the Company’s 2021 annual meeting of stockholders.

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

Our lead program, TARA-002 is an investigational cell based therapy currently being developed for the treatment of lymphatic malformations (LMs). In addition to LMs, the Company is also evaluating the potential of TARA-002 in oncologic indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd. (Chugai Pharmaceutical)). We have engaged the U.S. Food and Drug Administration (FDA) to determine the requirements for a biologics license application (BLA) submission for the treatment of LMs, including agreement on requirements to demonstrate the comparability of the two products. Through this engagement with the FDA, we are evaluating whether OK-432’s more than 25-year safety database in LMs, as well as the efficacy and safety database from the clinical trials conducted in the US and led by the University of Iowa are sufficient for a BLA submission for TARA-002. Based on the guidance from the FDA, we may be required to conduct additional clinical trials as necessary. TARA-002 has been granted Rare Pediatric Disease designation (RPD) by the FDA for the LMs indication.

Our second program, Intravenous (IV) Choline Chloride, is an investigational, Phase 3-ready, phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition (PN) who have intestinal failure associated liver disease (IFALD). IV Choline Chloride has been granted Orphan Drug Designation (ODD) and Fast Track designation (FTD) by the FDA for this indication.

Our third program, vonapanitase, is a recombinant human elastase. We are reviewing the research and preclinical and clinical data of vonapanitase and have not yet determined whether to pursue further development of this product candidate.

We do not have any approved products and have not generated any revenue from product sales. The lead program, TARA-002, is in later stage development and has not yet been approved for use for treatment of LMs or any other indications. The Company does not expect to generate any significant revenues prior to 2022, if ever. To finance the Company’s current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, the Company will need to raise additional capital.

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

Merger

As further described in Note 3 of the financial statements included in Part I, Item I of this quarterly report on Form 10-Q, on January 9, 2020, privately-held ArTara Subsidiary, Inc. (“Private ArTara”) and Protara Therapeutics, Inc. (formerly ArTara Therapeutics, Inc., formerly Proteon Therapeutics, Inc.) completed the merger and reorganization (the “Merger”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated September 23, 2019, (the “Merger Agreement”) by and among Protara Therapeutics, Inc., Private ArTara and REM 1 Acquisition, Inc., a wholly owned subsidiary of Protara Therapeutics, Inc. (“Merger Sub”). Thereupon, Merger Sub merged with and into Private ArTara, with Private ArTara surviving as a wholly owned subsidiary of Protara Therapeutics, Inc. The Merger was structured as a reverse merger and Private ArTara was determined to be the accounting acquirer based on the terms of the Merger and other factors, and the post-merger company retained the name ArTara Therapeutics, Inc. which, on May 11, 2020, was changed to Protara Therapeutics, Inc.

On January 9, 2020, in connection with, and prior to the completion of, the Merger, Protara Therapeutics, Inc. effected a 1-for-40 reverse stock split of its common stock, or the Reverse Stock Split, Private ArTara changed its name from “ArTara Therapeutics, Inc.” to “ArTara Subsidiary, Inc.”, and Protara Therapeutics, Inc. changed its name from “Proteon Therapeutics, Inc.” to “ArTara Therapeutics, Inc.” All share and per share amounts presented in this quarterly report on Form 10-Q have been adjusted to reflect the Reverse Stock Split. In addition, immediately following the closing of the Private Placements (described below), all of the outstanding shares of Protara Therapeutic, Inc.’s Series A Preferred Stock were converted into shares of Protara Therapeutics, Inc.’s Common Stock. Shares of our Common Stock commenced trading on The Nasdaq Capital Market under the new name and ticker symbol “TARA” as of market open on January 10, 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
	2020	2019	Change

Operating expenses:
Research and development	$2,469,720	$986,716	$1,483,004
General and administrative	4,796,155	441,959	4,354,196
Total operating expenses	7,265,875	1,428,675	5,837,200
Operating loss	(7,265,875)	(1,428,675)	(5,837,200)
Other income:
Interest (income) expense, net	(125,845)	-	(125,845)
Total other (income) expense	(125,845)	-	(125,845)
Net Loss	$(7,140,030)	$(1,428,675)	$(5,711,355)

Research and Development Expenses. During the three months ended June 30, 2020, our research and development expenses were $2.5 million which represented an increase of $1.5 million as compared to the three months ended June 30, 2019. This increase was primarily due to an increase of $0.7 million in consulting and studies related to TARA-002, an increase of $0.5 million related to the manufacturing and testing of TARA-002, an increase of $0.2 million in headcount cost due to the hiring of additional employees and an increase of $0.1 million in stock-based compensation.

General and Administrative Expenses. During the three months ended June 30, 2020, our general and administrative expenses were $4.8 million which represented an increase of $4.4 million as compared to the three months ended June 30, 2019. The increase was primarily due to an increase of $1.6 million in stock-based compensation, an increase of $1.0 million in professional fees in conjunction with being a public company, an increase of $0.6 million in insurance, an increase of $0.5 million in headcount cost due to the hiring of additional employees and an increase of $0.3 million in recruiting fees.

Interest (Income) Expense, Net. During the three months ended June 30, 2020, interest (income) expense was $0.1 million higher as compared to the three months ended June 30, 2019. The increase was primarily due to the Company earning interest on the funds received in the Private Placements (as defined below).

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period-to-Period
	2020	2019	Change

Operating expenses:
Research and development	$5,534,513	$2,064,562	$3,469,951
General and administrative	11,890,987	892,169	10,998,818
Total operating expenses	17,425,500	2,956,731	14,468,769
Operating loss	(17,425,500)	(2,956,731)	(14,468,769)
Other income:
Interest (income) expense, net	(225,213)	-	(225,213)
Total other (income) expense	(225,213)	-	(225,213)
Net Loss	$(17,200,287)	$(2,956,731)	$(14,243,556)

Research and Development Expenses. During the six months ended June 30, 2020, our research and development expenses were $5.5 million which represented an increase of $3.5 million as compared to the six months ended June 30, 2019. This increase was primarily due to an increase of $1.3 million related to the manufacturing and testing of TARA-002, an increase of $1.0 million in consulting and studies related to TARA-002, an increase of $0.5 million in data management for TARA-002 an increase of $0.5 million in headcount cost due to bonuses earned upon the merger, and the hiring of additional employees and an increase of $0.3 million in stock-based compensation.

General and Administrative Expenses. During the six months ended June 30, 2020, our general and administrative expenses were $11.9 million which represented an increase of $11.0 million as compared to the six months ended June 30, 2019. The increase was primarily due to an increase of $4.2 million in stock-based compensation, an increase of $2.3 million in professional fees in conjunction with being a public company, an increase of $0.6 million in professional fees directly related to the merger, an increase of $1.2 million in insurance, an increase of $0.9 million in recruiting fees and an increase of $1.0 million in headcount cost due to the hiring of additional employees.

Interest (Income) Expense, Net. During the six months ended June 30, 2020, interest (income) expense was $0.2 million higher as compared to the six months ended June 30, 2019. The increase was primarily due to the Company earning interest on the funds received in the Private Placements.

Liquidity and Capital Resources

Overview

As of June 30, 2020 and December 31, 2019, our cash on hand was $29,970,617 and $564,124, respectively. We have not generated revenues since our inception and have incurred net losses of $17,200,287 and $2,956,731 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had working capital of $29,402,629 and stockholder’s equity of $59,430,533. During the six months ended June 30, 2020, cash flows used in operating activities were $12,879,090, consisting primarily of a net loss of $17,200,287, which includes non-cash stock-based compensation charges of $4,626,529. Since inception, we have met our liquidity requirements principally through the sale of our equity in private placements.

In connection with the Merger, we consummated the Private Placements, raising gross proceeds of $42.5 million and proceeds, net of offering costs, of $39.6 million.

Concurrently with the execution of the Merger Agreement, certain institutional investors (together, the “Investors”) entered into a subscription agreement (as amended on November 19, 2019, the “Subscription Agreement”) with Protara Therapeutics, Inc. and Private ArTara, pursuant to which (A) Protara Therapeutics, Inc. issued, in a private placement immediately after the Merger (the “Proteon Private Placement”), (i) 3,879.356 of shares of Protara Therapeutics, Inc.’s Series 1 Convertible Non-Voting Preferred Stock at a purchase price of approximately $7,011.47 per share for gross proceeds of $27,199,988 and proceeds, net of issuance costs, of $25,318,706, (ii) 1,896,888 shares of Protara Therapeutics, Inc.’s Common Stock at a purchase price of approximately $7.01 per share for gross proceeds of $13,299,974 and proceeds, net of issuance costs, of $12,413,337 and (B) Private ArTara issued, in a private placement immediately prior to the Merger (the “ArTara Private Placement”), 284,875 shares of Private ArTara common stock (post-Exchange Ratio (as defined in the Merger Agreement) basis) at a purchase price of approximately $7.01 per share (post-Exchange Ratio basis) (together with the Proteon Private Placement, the “Private Placements”) for gross proceeds of $1,999,999 and proceeds, net of issuance costs, of $1,867,580. The shares issued in the Proteon Private Placement were registered for resale on a registration statement on Form S-3 filed and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 30, 2020.

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

The Company currently has an effective shelf registration statement on Form S-3 (“2020 Shelf Registration Statement”) on file with the Securities and Exchange Commission (“SEC”), which expires in May 2023. The 2020 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate in offering price of $150.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. No securities have been sold under the 2020 Shelf Registration Statement.

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

Cash Flows

The following table summarizes our sources and uses of cash for the:

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(12,879,090)	$(2,709,747)
Net cash provided by/(used in) investing activities	3,477,547	(103,738)
Net cash provided by financing activities	38,858,036	-
Net increase/(decrease) in cash and cash equivalents, and restricted cash	$29,456,493	$(2,813,485)

Comparison of the Six Months Ended June 30, 2020 and 2019

Net cash used in operating activities was $12.9 million for the six months ended June 30, 2020 compared to $2.7 million for the six months ended June 30, 2019. The increase of $10.2 million in cash used in operating activities was primarily driven by an increased net loss of $14.2 million and change in accrued expenses of $1.4 million, off-set by a change of $4.4 million of stock-based compensation and a change of $0.7 million in prepaid expenses and other current assets.

Net cash provided by investing activities was $3.5 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $0.1 million in the six months ended June 30, 2019. The increase of $3.6 million was primarily due to the cash and restricted cash acquired in connection with the Merger with Protara Therapeutics, Inc. of $3.7 million.

Net cash provided by financing was $38.9 million for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019. The increase of $38.9 million was primarily due to proceeds, net of offering costs, from the ArTara Private Placement of $1.9 million, proceeds from the Proteon Private Placement, net of offering costs of $12.4 million, proceeds from the issuance of Series 1 Convertible Preferred Stock, net of offering costs of $25.3 million, offset by repayments of short-term debt of $0.7 million.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2020, the Company hired a Senior Manager of Finance, implemented additional review and validation procedures for the tracking of contractual obligations and the monthly and quarterly financial accounting close process, implemented enhanced controls and procedures for accounts payable and implemented an online stock plan administration platform. Other than as described herein, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Protara may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Between November 15 and December 23, 2019, four lawsuits were filed in federal court against Proteon, ArTara, Merger Sub and the individual members of the Proteon Board (captioned Patrick Plumley v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-02143-UNA (D. Del. filed 11/15/19)); Jeffrey Teow v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-06745 (E.D.N.Y., filed 11/30/19); Neil Lanteigne v. Proteon Therapeutics, et al., Case No. 1:19-cv-12436 (D. Mass., filed 12/03/19); Stephen Wagner v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-02343 (D. Del., filed 12/23/19). The Plumley complaint was brought as a purported class action lawsuit. All four lawsuits alleged that the definitive proxy statement in the preliminary registration statement on Form S-4 filed by Proteon on November 7, 2019 with the SEC in connection with the proposed Merger (the “Proxy Statement”) omitted material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs in each of the four lawsuits sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. On December 31, 2019, Proteon filed an amendment to the Proxy Statement on Form 8-K, which contained certain supplemental disclosures intended to moot the plaintiffs’ disclosure claims. On January 9, 2019, Proteon held a special meeting of its stockholders, at which the Company’s stockholders approved the Merger. On January 27, 2020, plaintiff in the Lanteigne action voluntarily dismissed his case. On February 3, 2020, plaintiff in the Plumley action voluntarily dismissed his case. On February 7, 2020, plaintiff in the Teow action voluntarily dismissed his case. On February 10, 2020, plaintiff in the Wagner action dismissed his case. Thereafter, in connection with the supplemental disclosures that were filed by the Company to moot plaintiffs’ claims in these actions, counsel for plaintiffs demanded an award of attorney’s fees, which the parties recently resolved.

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

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors’’ section.

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

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

TARA-002 is an immunopotentiator, the first indication for which we plan to pursue is the treatment of lymphatic malformations, an indication for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for TARA-002, as well as the regulatory approval path.

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

The regulatory path to approval of TARA-002 in LMs is dependent on FDA acceptance of prior clinical data from OK-432.

The proposed regulatory strategy for the TARA-002 program is a combination of demonstrating comparability to a product that is not FDA approved and relying upon existing data. By demonstrating that TARA-002 is, in fact, OK-432, we believe that the large volume of data published on OK-432 including the data generated by the University of Iowa led study will then apply to TARA-002. This strategy will rely on some components of a biosimilar pathway, with a significant difference being that the same genetically distinct strain and proprietary manufacturing processes will be used to produce TARA-002 as OK-432. If comparability is demonstrated and accepted by regulatory authorities, we will attempt to rely on existing OK-432 safety and efficacy data to submit the BLA. There is no example to date of a biologic product that was approved utilizing this regulatory approach that we are aware of.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for IV Choline Chloride for the treatment of IFALD.

The FDA has granted fast track designation to IV Choline Chloride for the treatment of IFALD. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. Even though we have received fast track designation for IV Choline Chloride for the treatment of IFALD, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Although the FDA has granted Rare Pediatric Disease Designation for TARA-002 for the treatment of LMs, a BLA for TARA-002, if approved, may not meet the eligibility criteria for a priority review voucher.

Rare Pediatric Disease Designation has been granted for TARA-002 for the treatment of LMs. In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020. However, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022.

However, TARA-002 for the treatment of LMs may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving a voucher.

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

Chugai Pharmaceutical Co., Ltd., over which we have no control, has the rights to commercialize TARA-002 and it is currently marketed in Japan and Taiwan, under the name Picibanil, for various indications. In addition, clinical trials using Picibanil are currently ongoing in various countries around the world. If serious adverse events occur with patients using Picibanil or during any clinical trials of Picibanil conducted by third parties, the FDA may delay, limit or deny approval of TARA-002 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for TARA-002 and a new and serious safety issue is identified in connection with use of Picibanil or in clinical trials of Picibanil conducted by third parties, the FDA may withdraw their approval of the product or otherwise restrict our ability to market and sell TARA-002. In addition, treating physicians may be less willing to administer TARA-002 due to concerns over such adverse events, which would limit our ability to commercialize TARA-002.

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

At any time, we may decide to discontinue the development of any of our product candidates for a variety of reasons, including the appearance of new technologies that make our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. For example, we are reviewing the research and preclinical and clinical data of vonapanitase and have not yet determined whether to pursue further development of this product candidate in the future.

If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

Our or our third party’s clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could prevent or delay marketing approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of the product candidate.

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

Our regulatory strategy for TARA-002 requires first that we can demonstrate that TARA-002 is the same biologic substance as OK-432, which is currently manufactured in Japan and marketed in Japan and Taiwan by Chugai. In order to demonstrate comparability, we plan to conduct studies using batches of OK-432 from Japan and batches of TARA-002 manufactured in the United States by our contract manufacturer. If we can demonstrate comparability, through our engagement with the FDA, we will seek the FDA’s agreement to use OK-432’s safety and efficacy data from clinical trials previously conducted by third parties for our BLA filing. There can be no assurances that our contract manufacturer will be able to produce a sufficiently comparable product or that the FDA will find such substances comparable or permit us to use any of the data from prior clinical trials as part of the BLA filing for TARA-002. Further, due to the COVID-19 pandemic and the associated government-imposed stay-at-home orders, a third-party lab with which we have contracted for some of the initial comparability testing had to stop studies prior to its completion. When the stay-at-home orders are lifted, we anticipate that this third-party will be able to initiate new testing but we cannot predict when that will occur or how long of a delay the stoppage will cause for our development timelines for TARA-002.

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

With respect to our lead product candidate, TARA-002, for the treatment of LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity if deemed comparable to OK-432 by the FDA or based on the prevalence of the disease. There are no approved pharmacotherapies currently available for the treatment of LMs and the current standard of care is a high-risk surgical procedure. There are a handful of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/ mTOR inhibitors. These are in early development and earlier experiments in LMs utilizing other compounds utilizing these mechanisms have not produced conclusive evidence of safety or efficacy.

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

We have only received the exclusive rights to the materials required to commercialize TARA-002 in territories other than Japan and Taiwan until June 17, 2030, or an earlier date if Chugai terminates the agreement with us for any number of reasons, including for convenience after June 30, 2021, following which such rights become nonexclusive.

Pursuant to an agreement with Chugai Pharmaceutical Co., Ltd. dated June 17, 2019, as amended on July 14, 2020 (effective June 30, 2020), Chugai agreed to provide us with exclusive access to the starting material necessary to manufacture TARA-002 as well as technical support necessary for us to develop and commercialize TARA-002 anywhere in the world other than Japan and Taiwan. However, this agreement does not prevent Chugai from providing such materials and support to any third party for medical, compassionate use and/or non-commercial research purposes and this agreement is not exclusive following June 17, 2030 or following any termination of the agreement by either party, which includes a termination by Chugai for convenience, which it has the right to do upon 90 days’ notice after June 30, 2021. Once our rights to the materials and technology necessary to manufacture, develop and commercialize TARA-002 are not exclusive, third parties, including those with greater expertise and greater resources, could obtain such materials and technology and develop a competing therapy, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless, gross or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; anticorruption laws, anti-kickback and Medicare/Medicaid rules, or laws that require the true, complete and accurate reporting of financial information or data, books and records. If any such or similar actions are instituted against us and we are not successful in defending our self or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative and punitive penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, debarments, contractual damages, imprisonment, reputational harm, diminished profits and future earnings, injunctions, and curtailment or cessation of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

In the United States, engaging in impermissible promotion of our product candidates for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to significant civil, criminal and/or administrative penalties and fines and agreements, such as a corporate integrity agreement, that materially restrict the manner in which we promote or distribute our product candidates. If we do not lawfully promote our products once they have received regulatory approval, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could have a material adverse effect on our business, financial condition and operating results and even result in having an independent compliance monitor assigned to audit our ongoing operations for a lengthy period of time.

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

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “Affordable Care Act”), and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code was eliminated beginning in 2019. In addition, litigation may result in the repeal or replacement of prevent some or all of the Affordable Care Act legislation from taking effect. For example, on December 14, 2018, the U.S. District Court for the Northern District of Texas held that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the tax reform legislation, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable care Act and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers, and the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Further, on June 24 , 2020, President Trump signed four (4) executive orders designed to lower drug costs, including measures to increase drug importation from abroad;  finalize the rulemaking process on modifying the anti-kickback law safe harbor on discounts for plans, pharmacies and pharmaceutical benefit managers; require the Medicare program to purchase certain drug products at the same price available in other countries; and require federally qualified health centers to pass discounts on the cost of insulin and epipens to patients. While these and other measures may require additional authorization to become effective, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct business. The healthcare laws and regulations that may affect our ability to operate include but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Prescription Drug Marketing Act (for sampling of drug product among other things); the federal physician sunshine requirements under the Affordable Care Act; the Foreign Corrupt Practices Act as it applies to activities outside of the United States; the new federal Right-to-Try legislation; and state law equivalents of many of the above federal laws.

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

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business and result in reputational damage. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, including punitive damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, imprisonment or the curtailment or restructuring of our operations, and injunctions, any of which could adversely affect our ability to operate our business and financial results.

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

Our corporate office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, New York City has been significantly impacted by the COVID-19 pandemic and, due to safety considerations for our employees and government restrictions, including stay-at-home orders, we do not know when we will be able to use our office facilities located there. Our contract manufacturer’s and suppliers’ facilities are located in multiple locations where there are similar stay-at-home orders in place for the current crisis and where other natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism and other geo-political unrest, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. As an example, due to the COVID-19 pandemic and the associated government-imposed stay-at-home orders, the third-party contract manufacturer with which we have contracted for the initial comparability study had to stop the study prior to its completion. We do not know when they will be able to return to work or initiate a new study. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Unregistered Securities

 None.

Purchase of Equity Securities

None.

 Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirement of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K:

As previously announced in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020, Julio Casoy, M.D. will no longer be employed by the Company as Chief Medical Officer effective August 3, 2020, or the Separation Date. In connection with Dr. Casoy’s departure, the Company and Dr. Casoy have entered into a Separation Agreement and Release, or the Separation Agreement, effective July 31, 2020, pursuant to which Dr. Casoy will receive severance benefits from the Company. Pursuant to the Separation Agreement, in consideration of a general release of all claims against the Company and certain representations, warranties, covenants and agreements, Dr. Casoy is entitled to receive (i) his base salary for a period of nine months paid in a lump sum, (ii) a one-time lump sum payment equal to nine months of his bonus at target, (iii) reimbursement of all business expenses for which he is entitled, (iv) reimbursement of COBRA premium costs for nine months, or until he has secured other employment, whichever comes first and (v) pro-rata vesting of his outstanding equity award given that he was not employed through the one-year anniversary of the applicable grant date of such outstanding equity award.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is attached as Exhibit 10.2 hereto and is incorporated herein by reference.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: July 31, 2020	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2020	By:	/s/ Blaine Davis
Blaine Davis Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.5	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of June 22, 2017 by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.18 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2017).
4.3	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.1*†	Restated Non-Employee Director Compensation Policy.
10.2*†^	Separation Agreement and Release, dated as of July 23, 2020, by and between the Registrant and Julio Casoy.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and the Consolidated Balance Sheets as of December 31, 2019; (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and 2019; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*	Exhibits filed herewith
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.