Form 10-Q
period 2020-09-30
Protara Therapeutics, Inc.
filed 2020-11-12
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 10, 2020 there were 11,211,840 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

SIGNATURES		49

EXHIBIT INDEX		50

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

ii

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth in Part II, Item 1A, Risk Factors, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

●	We have a very limited operating history and have never generated any revenues.

●	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	The COVID-19 coronavirus could adversely impact our business, including our clinical development plans.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride.

●	We have never made an IND, BLA or NDA submission or conducted a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and the indications for which we plan to pursue are the treatment of lymphatic malformations and non-muscle invasive bladder cancer. There are no FDA-approved therapies for the treatment of lymphatic malformations. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to lymphatic malformations as well as the corresponding regulatory approval path.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition, and may face competition sooner than anticipated, and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have no marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,904,797	$564,124
Restricted cash	50,000	-
Deferred offering costs	-	121,712
Prepaid expenses and other current assets	1,160,257	78,057
Total current assets	167,115,054	763,893

Non-current assets:
Property and equipment, net	760,548	458,591
Goodwill	29,367,213	-
Other assets	1,664,442	-
Total assets	$198,907,257	$1,222,484

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,912,553	$715,653
Accrued expenses	1,569,348	2,634,790
Short-term debt	370,793	-
Right-of-use liability, current	34,079	-
Total current liabilities	3,886,773	3,350,443

Non-current liabilities:
Right-of-use liability, long-term	394,721	-
Total liabilities	4,281,494	3,350,443

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 and 0 shares authorized at September 30, 2020 and December 31, 2019, respectively, 8,027 and 0 shares issued and outstanding as of
September 30, 2020 and December 31, 2019, respectively.	8	-
Common Stock, $0.001 par value, authorized 100,000,000 shares:
Common Stock, 10,521,840 and 2,627,533 common shares issued and outstanding as of
September 30, 2020 and December 31, 2019, respectively.	10,522	2,628
Additional Paid in Capital	232,567,265	10,651,073
Accumulated Deficit	(37,952,032)	(12,781,660)
Total Stockholders’ Equity (Deficit)	194,625,763	(2,127,959)
Total Liabilities and Stockholders’ Equity (Deficit)	$198,907,257	$1,222,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expense:
Research & development	$2,796,214	$1,098,617	$8,330,727	$3,163,179
General & administrative	5,265,965	1,255,466	17,156,952	2,147,635
Total operating expenses	8,062,179	2,354,083	25,487,679	5,310,814

Operating loss	(8,062,179)	(2,354,083)	(25,487,679)	(5,310,814)

Other income, net
Interest income, net	(92,094)	-	(317,307)	-
Total other income, net	(92,094)	-	(317,307)	-

Net Loss	$(7,970,085)	$(2,354,083)	$(25,170,372)	$(5,310,814)

Weighted Average Shares Outstanding, basic and diluted	6,324,295	2,564,429	5,910,849	2,560,444

Net loss per share, basic and diluted	$(1.26)	$(0.92)	$(4.26)	$(2.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

					Additional		Total
	Series 1 Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2020	-	$-	2,627,533	$2,628	$10,651,073	$(12,781,660)	$(2,127,959)

Issuance of Series 1 Convertible Preferred Stock, net of offering costs	3,879	4	-	-	25,318,702	-	25,318,706
Issuance of Common Stock in ArTara Private Placement, net of offering costs	-	-	284,875	285	1,867,295	-	1,867,580
Issuance of Common Stock in Proteon Private Placement, net of offering costs	-	-	1,896,888	1,897	12,411,440	-	12,413,337
Reverse business combination	-	-	1,033,907	1,033	34,531,594	-	34,532,627
Stock-based compensation - stock options	-	-	-	-	368,135	-	368,135
Stock-based compensation - restricted stock units	-	-	-	-	2,429,672	-	2,429,672
Net loss	-	-	-	-	-	(10,060,257)	(10,060,257)

Balance at March 31, 2020	3,879	$4	5,843,203	$5,843	$87,577,911	$(22,841,917)	$64,741,841

Stock-based compensation - stock options	-	-	-	-	514,054	-	514,054
Stock-based compensation - restricted stock units	-	-	-	-	1,314,668	-	1,314,668
Net loss	-	-	-	-	-	(7,140,030)	(7,140,030)

Balance at June 30, 2020	3,879	$4	5,843,203	$5,843	$89,406,633	$(29,981,947)	$59,430,533

Settlement of RSUs	-	-	20,870	21	(21)	-	-
Exercise of stock options	-	-	57,767	58	530,243	-	530,301
Issuance of Common Stock in public offering, net of offering costs	-	-	4,600,000	4,600	73,566,060	-	73,570,660
Issuance of Series 1 Convertible Preferred in public offering, net of offering costs	4,148	4	-	-	66,283,548	-	66,283,552
Stock-based compensation - stock options	-	-	-	-	1,473,629	-	1,473,629
Stock-based compensation - restricted stock units	-	-	-	-	1,307,173	-	1,307,173
Net loss	-	-	-	-	-	(7,970,085)	(7,970,085)

Balance at September 30, 2020	8,027	$8	10,521,840	$10,522	$232,567,265	$(37,952,032)	$194,625,763

Balance at January 1, 2019	-	$-	2,558,419	$2,558	$9,727,124	$(4,952,443)	$4,777,239

Stock-based compensation - stock options	-	-	-	-	54,382	-	54,382
Stock-based compensation - restricted stock	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	(1,528,056)	(1,528,056)

Balance at March 31, 2019	-	$-	2,558,419	$2,558	$9,804,006	$(6,480,499)	$3,326,065

Stock-based compensation - stock options	-	-	-	-	79,962	-	79,962
Stock-based compensation - restricted stock	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	(1,428,675)	(1,428,675)

Balance at June 30, 2019	-	$-	2,558,419	$2,558	$9,906,468	$(7,909,174)	$1,999,852

Issuance of common stock in September capital raise	-	-	69,114	70	499,929	-	499,999
Stock-based compensation - stock options	-	-	-	-	116,640	-	116,640
Stock-based compensation - restricted stock	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	(2,354,083)	(2,354,083)

Balance at September 30, 2019	-	$-	2,627,533	$2,628	$10,545,537	$(10,263,257)	$284,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,170,372)	$(5,310,814)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Stock based compensation	7,407,331	318,484
Amortization of operating lease right-of-use asset	60,639	-
Depreciation	71,383	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,107,236	(54,960)
Other Assets	(41,994)	-
Accounts payable	1,196,900	(152,239)
Accrued expenses	(1,236,328)	1,277,222
Right-of-use liability	(35,883)	-
Net cash used in operating activities	(16,641,088)	(3,922,307)

Cash flows from investing activities:
Cash and restricted cash acquired in connection with the reverse merger with ArTara Therapeutics, Inc.	3,718,742	-
Purchase of property and equipment	(373,340)	(429,138)
Net cash provided by/(used in) investing activities	3,345,402	(429,138)

Cash flows from financing activities:
Proceeds from - ArTara Private Placement, net of offering costs	1,867,580	-
Proceeds from - Proteon Private Placement, net of offering costs	12,413,337	-
Proceeds from - Series 1 Convertible Preferred Stock, net of offering costs	25,318,706	-
Proceeds from September Series 1 Convertible Preferred, net of offering costs	66,283,552	-
Proceeds from September Common Stock, net of offering costs	73,570,660	-
Repayments under short-term debt	(1,297,777)	-
Proceeds from the exercise of stock options	530,301	-
Proceeds from private placements	-	499,999
Net cash provided by financing activities	178,686,359	499,999

Net increase/(decrease) in cash and cash equivalents and restricted cash	165,390,673	(3,851,446)
Cash and cash equivalents and restricted cash - beginning of year	564,124	5,549,952
Cash and cash equivalents and restricted cash - end of year	$165,954,797	$1,698,506

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$165,904,797	$1,698,506
Restricted cash	50,000	-
Cash and cash equivalents and restricted cash	$165,954,797	$1,698,506

Supplemental cash flow information
Cash paid for:
Interest	$26,353	$-
Income Taxes	$-	$-

Non-cash investing and financing activities:

Deferred offering costs recognized that were previously recorded in accrued expenses	$121,712	$-
Purchase of insurance agreement with notes payable	$1,668,570	$-
Common stock issued in connection with the reverse merger with ArTara Therapeutics, Inc.	$34,532,627	$-
Settlement of RSUs	$21	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

Overview

Protara Therapeutics, Inc. and its consolidated subsidiaries (“Protara” or the “Company”) is committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases with significant unmet needs. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of lymphatic malformations (LMs) and non-muscle invasive bladder cancer (NMIBC). The third program in the portfolio is Intravenous (IV) Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition (PN) who have intestinal failure associated liver disease (IFALD).

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

On January 9, 2020, in connection with and prior to the completion of the Merger, Protara Therapeutics, Inc. effected a 1-for-40 reverse stock split of its common stock (the “Protara Reverse Stock Split”), Private ArTara changed its name from “ArTara Therapeutics, Inc.” to “ArTara Subsidiary, Inc.”, and ArTara Therapeutics, Inc. changed its name from “Proteon Therapeutics, Inc.” to “ArTara Therapeutics, Inc.” All share and per share amounts presented in this quarterly report on Form 10-Q have been adjusted to reflect the Protara Reverse Stock Split and the Exchange Ratio. In addition, immediately following the closing of the Private Placements (defined below), all of the outstanding shares of Protara Therapeutics, Inc.’s Series A Preferred Stock were converted into shares of Protara Therapeutics, Inc.’s Common Stock (defined below). Shares of the Company’s Common Stock commenced trading on The Nasdaq Capital Market under the new name and ticker symbol “TARA” as of market open on January 10, 2020. See Note 3 for the full discussion regarding the Merger, Exchange Ratio and recapitalization.

Liquidity, Capital Resources and Management Plans

As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents on hand was $165,904,797 and $564,124, respectively. The Company has not generated revenues since its inception and has incurred net losses of $25,170,372 and $5,310,814 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had working capital of $163,228,281 and stockholder’s equity of $194,625,763. During the nine months ended September 30, 2020, cash flows used in operating activities were $16,641,088, consisting primarily of a net loss of $25,170,372, which includes non-cash stock-based compensation charges of $7,407,331. Since inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Series 1 Convertible Preferred Stock.

In connection with the Merger, the Company consummated the Private Placements, raising gross proceeds of $42.5 million and proceeds, net of offering costs, of $39.6 million.

On September 22, 2020, the Company entered into underwriting agreements with Cowen and Company, LLC and Guggenheim Securities, LLC, as representatives of several underwriters for separate, concurrent underwritten public offerings of the Company’s Common Stock and Series 1 Convertible Preferred Stock. On September 24, 2020, gross and net proceeds from this offering were $147.6 million and $139.9 million, respectively. On October 6, 2020, the underwriters exercised their overallotment option, resulting in the receipt of gross and net proceeds of $11.6 million and $11.1 million, respectively (See Note 7).

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 Section 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and related notes thereto included as Exhibit 99-1, within Form 8-K/A filed on March 20, 2020 with the United States Securities and Exchange Commission (“SEC”).

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

Restricted Cash

Restricted cash as of September 30, 2020 and December 31, 2019 was $50,000 and $0, respectively. As of September 30, 2020, restricted cash consists of a cash deposit of $50,000 to collateralize a letter of credit obligation.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. An entity has the option to first assess qualitative factors to determine whether events or circumstances lead to a conclusion that is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If an entity determines that qualitative factors indicate that it is more likely than not that the fair value of the entity exceeds the carrying amount, the quantitative evaluation is not necessary. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended September 30,
	2020	2019
Stock options	622,339	1,151,730
Restricted stock units	407,325	-
Conversion of Series 1 Convertible Preferred Stock	8,029,039	-
Total potentially dilutive shares	9,058,703	1,151,730

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any loss as a result of these deposits.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or (“ASC”), Topic 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s Common Stock, expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its Common Stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Restricted stock awards generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s Common Stock on the grant date. The Company accounts for the forfeiture of equity awards as they occur.

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

Research and development expenses were $2,796,214 and $1,098,617 for the three months ended September 30, 2020 and 2019, and $8,330,727 and $3,163,179 for the nine months ended September 30, 2020 and 2019, respectively.

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

Recent Accounting Pronouncements Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. On January 1, 2020, the Company adopted ASU 2017-04. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 1, 7 and 11, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – REVERSE MERGER WITH PROTARA AND RECAPITALIZATION

On January 9, 2020, in connection with, and prior to the completion of the Merger, Protara Therapeutics, Inc. effected the Protara Reverse Stock Split, which resulted in 557,631 pre-merger shares of Protara Therapeutics, Inc. outstanding.

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

Immediately after the consummation of the Merger and prior to the consummation of the Proteon Private Placement, the former stockholders and option holders of Private ArTara owned, or held rights to acquire, approximately 75.2% of the fully-diluted Common Stock of Protara, with Protara Therapeutics, Inc.’s stockholders and option holders immediately prior to the Merger owning approximately 24.8% of the fully-diluted Common Stock of Protara.

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

The following presents the unaudited pro forma combined financial information as if the reverse merger had occurred as of January 1, 2019. Since the merger was consummated on January 9, 2020, the results of the merger are fully incorporated into the condensed consolidated financial information for the three months ended September 30, 2020.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2020	2019
Net loss	$(3,890,083)	$(24,945,372)	$(18,692,814)
Pro forma loss per common share, basic and diluted	$(0.67)	$(4.22)	$(3.24)
Pro forma weighted average number of common shares outstanding, basic and diluted	5,780,199	5,910,849	5,776,114

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the reverse merger been completed as of January 1, 2019, nor are they necessarily indicative of future consolidated results.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES

Included in the Company’s accrued expenses within the condensed consolidated financial statements are:

	As of
	September 30, 2020	December 31, 2019
Legal fees	$356,422	$1,572,554
Research and development	152,071	1,050,500
Bonus	715,500	-
Other	345,355	11,736
Total	$1,569,348	$2,634,790

NOTE 5 – SHORT-TERM DEBT

Financing Agreement

On February 19, 2020, the Company entered into a nine month financing agreement with AFCO Credit Corporation for its directors and officers (“D&O”) liability insurance in the amount of $2,224,760. The Company made a down payment of $556,190, leaving a principal balance of $1,668,570. The financing bears interest at a rate of 4.25% per annum, and will be repaid in monthly installments of $189,161, which includes both principal and interest. As of September 30, 2020, the balance under this debt was $370,793.

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

The adoption of ASC 842 on January 1, 2019 did not result in the recognition of ROU assets as the Company did not have any leases at that time with a term of twelve months or more. However, on January 9, 2020, subsequent to the Merger and Private Placements, it became reasonably certain that the Company would maintain its quarter-to-quarter lease with its contract development and manufacturing organization for its manufacturing space for an expected term of approximately eight years, therefore resulting in the recognition of an ROU asset and related operating lease liability.

On July 1, 2020, the Company began a quarter-to-quarter lease of a development laboratory space for an expected term of approximately eight years with a contract development and manufacturing organization, therefore resulting in the recognition of an additional ROU asset and related operating lease liability.

For contracts entered into on or after the Effective Date, at the inception of a contract, the Company will assess whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2019, which were accounted for under ASC 840, Leases, were not reassessed for classification.

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

Balance sheet information related to our leases is presented below:

		As of
Operating leases:	Balance Sheet Location	September 30, 2020	January 9, 2020	December 31, 2019
Right-of-use assets	Other assets	$404,044	$403,161	$-
Right-of-use liability, current	Right-of-use liability, current	34,079	9,195	-
Right-of-use lease liability, long-term	Right-of-use lease liability, long-term	394,721	393,966	-

The following provides details of the Company’s lease expense:

Lease cost	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating lease cost	$21,147	$60,639
Short-term lease cost	2,793	151,332
Total	$23,940	$211,971

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements (Continued)

Other information related to leases is presented below:

As of September 30, 2020
Other information
Weighted-average discount rate – operating lease	12.00%
Weighted-average remaining lease term – operating lease (in months)	91

On January 9, 2020, subsequent to the Merger and Private Placements, it became reasonably certain that the Company would maintain its quarter-to-quarter lease for its manufacturing space for a term of approximately eight years and on July 1, 2020, its quarter-to-quarter lease for its development lab began for a term of approximately eight years.

As of September 30, 2020, the expected annual minimum lease payments of our operating lease liabilities and other short-term leases were as follows:

For Years Ending December 31,	Operating lease
2020 (excluding the nine months ended September 30, 2020)	$82,911
2021	145,176
2022	84,402
2023	86,088
2024	87,810
Thereafter	297,618
Total future minimum lease payments, undiscounted	784,005
Less: Imputed interest for leases in excess of one year	230,345
Present value of future minimum lease payments	$553,660
Present value of future minimum lease payments for our operating lease liabilities	$428,800
Present value of future minimum lease payments, short-term leases	$124,860

Employment Agreements

Executive Employment Agreements

In connection with the consummation of the Merger, Jesse Shefferman, the Company’s Chief Executive Officer, had his base salary increased from $365,000 to $510,000 and Jacqueline Zummo, the Company’s Head of Operations and Medical Affairs, had her base salary increased from $305,000 to $325,000. The Company also entered into an employment agreement with Blaine Davis to become the Company’s Chief Financial Officer on January 31, 2020, effective as of February 11, 2020, for a base salary of $385,000, and with Julio Casoy to become the Company’s Chief Medical Officer, on February 6, 2020, for a base salary of $400,000. During the nine months ended September 30, 2020, Mr. Shefferman, Dr. Zummo and Dr. Casoy received bonus payments of $259,688, $95,313 and $115,500, respectively, which were included in research and development expenses of $210,813 and in general and administrative expenses of $259,688, in the three months ended March 31, 2020.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Temporary Employment Agreement

On December 6, 2018, the Company entered into a temporary employment agreement (the “Temporary Employment Agreement”) with an individual who assisted with certain corporate development activities. Pursuant to the Temporary Employment Agreement, the individual was entitled to receive an annual base salary of $90,000. In addition, the individual would be entitled to a performance-based success fee which would be adjusted based on amounts of funding achieved and timing of when such funding was received. On January 9, 2020, the Company’s capital raise triggered a performance-based compensation obligation and accordingly this individual was paid $462,500, which was included in general and administrative expenses within the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

Departure of Executive

The Company and Dr. Casoy entered into a Separation Agreement and Release (the “Separation Agreement”), effective August 3, 2020, whereupon, Dr. Casoy would no longer be employed by the Company as Chief Medical Officer. Pursuant to the Separation Agreement, in consideration for a general release of all claims against the Company and certain representations, warranties, covenants and agreements, Dr. Casoy received (i) his base salary for a period of nine months paid in a lump sum, (ii) a one-time lump sum payment equal to nine months of his bonus at target, (iii) reimbursement of all business expenses for which he was entitled, (iv) reimbursement of COBRA premium costs for nine months, or until he has secured other employment, whichever comes first and (v) pro-rata vesting of his outstanding equity award given that he was not employed through the one-year anniversary of the applicable grant date of such outstanding equity award (See Note 8).

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

During the three months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $0, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $200,000, respectively, for expenditures to Dr. Buchman in connection with obligations under the Choline License Agreement.

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

During the three months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $0, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $100,000 and $0, respectively, in connection with the Feinstein Agreement.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Product License and Clinical Services Agreements (Continued)

The University of Iowa

On November 28, 2018, the Company entered into a sponsored research and license agreement (the “Iowa Agreement”) with the University of Iowa. Pursuant to the Iowa Agreement, the University of Iowa, which is engaged in clinical research to improve the diagnosis and treatment of lymphangioma using a pharmaceutical product (OK-432), would assist the Company in collecting case reports, forms, source data, and safety data available to the University of Iowa in support of the development of the Company’s proprietary Streptococcus Pyogenes investigational product, TARA-002 for the LMs indication. During the term of the services, the Company would pay the University of Iowa thirty thousand dollars ($30,000) per year to fund the project, plus additional amounts upon the realization of certain milestones. More specifically, upon forty-five (45) days of an approval of the TARA-002 by the FDA, the Company would pay up to $1,750,000 to the University of Iowa for meeting their milestones. Furthermore, the Company would pay the University of Iowa royalties of up to 1.75% for net sales ranging from $0 - $25,000,000, 2.25% for net sales ranging from $25,000,000+ to $50,000,000, and 2.50% for net sales of $50,000,000+. Pursuant to the Iowa Agreement, the University of Iowa would be entitled to additional payments for annual net sales payments as per the following milestones. For annual net sales of product up to $25,000,000; $62,500; for annual net sales of product of up to $50,000,000; $62,500; and for annual net sales of product of up to $100,000,000; $125,000.

During the three months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $7,500 and $7,500, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $22,500 and $22,500, respectively, in connection with the Iowa Agreement.

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

During the three months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $500,000, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded Research and Development expense of $0 and $500,000, respectively, in connection with the Chugai Agreement, as amended.

Johns Hopkins University

In February 2002, Proteon entered into an agreement to license certain intellectual property in connection with vonapanitase with Johns Hopkins University. The agreement calls for payments to be made by the Company upon the commencement of vonapanitase related product sales, in the form of a royalty of 2.5% on net sales of the product. As of September 30, 2020, the Company has not commenced vonapanitase product sales and therefore has recognized no royalties on product sales.

Litigation

From time to time, Protara may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Between November 15 and December 23, 2019, four lawsuits were filed in federal court against Proteon, ArTara, Merger Sub and the individual members of the Proteon Board (captioned Patrick Plumley v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-02143-UNA (D. Del. filed 11/15/19)); Jeffrey Teow v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-06745 (E.D.N.Y., filed 11/30/19); Neil Lanteigne v. Proteon Therapeutics, et al., Case No. 1:19-cv-12436 (D. Mass., filed 12/03/19); Stephen Wagner v. Proteon Therapeutics, Inc., et al., Case No. 1:19-cv-02343 (D. Del., filed 12/23/19). The Plumley complaint was brought as a purported class action lawsuit. All four lawsuits alleged that the definitive proxy statement in the preliminary registration statement on Form S-4 filed by Proteon on November 7, 2019 with the SEC in connection with the proposed Merger (the “Proxy Statement”) omitted material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs in each of the four lawsuits sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. On December 31, 2019, Proteon filed an amendment to the Proxy Statement on Form 8-K, which contained certain supplemental disclosures intended to moot the plaintiffs’ disclosure claims. On January 9, 2020, Proteon held a special meeting of its stockholders, at which the Company’s stockholders approved the Merger. On January 27, 2020, plaintiff in the Lanteigne action voluntarily dismissed his case. On February 3, 2020, plaintiff in the Plumley action voluntarily dismissed his case. On February 7, 2020, plaintiff in the Teow action voluntarily dismissed his case. On February 10, 2020, plaintiff in the Wagner action dismissed his case. Thereafter, in connection with the supplemental disclosures that were filed by the Company to moot plaintiffs’ claims in these actions, counsel for plaintiffs demanded an award of attorney’s fees, which the parties resolved in July 2020.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

As of September 30, 2020 and December 31, 2019, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 10,521,840 and 2,627,533 shares were issued and outstanding, respectively.

The holders of the Company’s Common Stock are entitled to one vote per share.

Authorized Series 1 Convertible Preferred Stock

In connection with the Preferred Offering (defined below) on September 22, 2020, the Company filed a Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock of the Company (the “Amendment”) with the State of Delaware to increase the authorized number of shares of the Company’s Series 1 Convertible Preferred Stock that may be issued from 3,880 to 8,028. The Amendment was approved by a committee of the Company’s Board of Directors and the requisite holders of outstanding shares of Series 1 Convertible Preferred Stock. No approval of the holders of the Company’s Common Stock was required to effectuate the Amendment.

As of September 30, 2020 and December 31, 2019, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance, $0.001 par value per share, and 8,027 and 0 shares were issued and outstanding, respectively.

Description of Series 1 Convertible Preferred Stock

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

Underwritten Public Offering

On September 24, 2020, pursuant to an underwriting agreement (dated September 22, 2020), the Company issued and sold in an underwritten public offering (the “Common Offering”) an aggregate of 4,600,000 shares of its Common Stock at an offering price of $16.87 per share, for gross and net proceeds of approximately $77.6 million and $73.6 million, respectively. The underwriters were granted an option to purchase up to 690,000 additional shares of Common Stock at the public offering price, less the underwriting discount. This option was exercisable for a period of 30 days. On October 6, 2020, the underwriters exercised their overallotment option in full, purchasing an additional 690,000 shares, resulting in the receipt of gross and net proceeds of $11.6 million and $11.1 million, respectively.

On September 24, 2020, pursuant to an underwriting agreement (dated September 22, 2020), the Company issued and sold in an underwritten public offering (the “Preferred Offering”) an aggregate of 4,148 shares of its Series 1 Convertible Preferred Stock at an offering price of $16,873.54 per share, for gross and net proceeds of approximately $70.0 million and $66.3 million, respectively.

The Common Offering and the Preferred Offering were made pursuant to the Company’s registration statement on Form S-3, declared effective by the Securities and Exchange Commission on May 26, 2020 (Registration No. 333-238273).

NOTE 8 – STOCK-BASED COMPENSATION

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

As of September 30, 2020, 507,350 shares remain available to be issued under the 2020 Inducement Plan.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara, its Board of Directors of the Company and its shareholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”) to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

The 2017 Equity Incentive Plan provided for the grant of a total of 2,000,000 shares for the issuance of stock options, stock appreciation rights, restricted stock and restricted stock units to among others, members of the Board of Directors, employees, consultants and service providers to the Company and its affiliates. As of January 9, 2020, in connection with the Merger, no additional awards will be made under the 2017 Equity Incentive Plan.

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Plan.

On June 20, 2017, the Company’s Board of Directors amended the 2014 Plan (the “Amended 2014 Plan”). On July 31, 2017, the stockholders approved this amendment.

The Amended 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase each January 1, beginning January 1, 2015 by four percent of the outstanding shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors prior to each such January 1st. The Amended 2014 Plan clarifies that the number of shares for purposes of calculating the evergreen feature includes the number of shares of Common Stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for Common Stock, including, but not limited to, preferred stock or warrants. Pursuant to a special meeting of the Proteon stockholders held on January 9, 2020, the number of shares available for issuance under the Amended 2014 Plan increased by 900,002 shares from 148,298 shares to 1,048,300 shares on January 1, 2020. As of September 30, 2020, 232,850 shares remain available to be issued under the Amended 2014 Plan.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP initially authorized the issuance of up to 3,513 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of September 30, 2020, the authorized number of shares under the 2014 ESPP is 18,012 and the number of shares available for issuance is 13,340. During the nine months ended September 30, 2020 and 2019, no shares were issued under the 2014 ESPP.

Restricted Stock Units

Awards to Directors

The following RSUs were granted pursuant to the Amended 2014 Plan. Settlement for the RSUs is deferred until the earliest to occur of (i) the director’s termination of service, (ii) death, (iii) disability and (iv) a change in control of the Company. In the event of a change in control of the Company, the RSUs will vest in full.

On January 10, 2020, the Board of Directors granted an aggregate of 254,000 RSUs to directors of the Company. These RSUs vest 12.5% on the date of grant and in twenty-one equal monthly installments thereafter. The grant date fair value of these RSUs was $7,620,000.

On January 10, 2020, the Board of Directors granted an aggregate of 62,000 RSUs to directors of the Company. These RSUs vest 50% on the one year anniversary of the grant date and the remainder vest in 12 equal monthly installments thereafter. The grant date fair value of these RSUs was $1,860,000.

Awards to Others

On January 10, 2020, the Board of Directors granted an aggregate of 91,000 RSUs to officers of the Company. These RSUs vest in four equal installments beginning on the first anniversary of the date of grant. The grant date fair value of these RSUs was $2,730,000.

On January 10, 2020, the Board of Directors granted an aggregate of 14,825 RSUs to employees of the Company. These RSUs vest in four equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value of these RSUs was $444,750.

On January 10, 2020, the Board of Directors granted 50,000 RSUs to the Chief Executive Officer of the Company. These RSUs vest in four equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value of these RSUs was $1,500,000.

On July 1, 2020, the Compensation Committee of the Company granted 7,500 RSUs to a new hire of the Company under the 2014 Equity Incentive Plan. These RSUs will vest 25% on the one, two, three and four year anniversary of the date of grant. The grant date fair value of these RSUs was $211,500.

Following is a summary of restricted stock unit activities for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 1/1/2020	-	$-
Granted	479,325	29.97
Forfeited	(56,375)	30.00
Vested	(119,896)	30.00
Non-vested 9/30/2020	303,054	$29.96

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units (Continued)

The fair value of restricted stock units is amortized on a straight line basis over the requisite service periods of the respective awards. As of September 30, 2020, the unamortized value of RSUs was $7,604,720. As of September 30, 2020, the weighted average remaining amortization period was 1.96 years. As of September 30, 2020 and 2019, 104,271 and 0 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s Common Stock.

On July 10, 2020, the Company issued 5,245 shares of Common Stock from the settlement of RSUs.

On July 29, 2020, the Company issued 9,938 shares of Common Stock from the settlement of RSUs.

On August 8, 2020, the Company issued 5,687 shares of Common Stock from the settlement of RSUs.

Restricted Stock Units Modification

On July 23, 2020, in connection with Dr. Casoy’s separation, the Company agreed to accelerate the vesting of 5,687 RSUs. The Company recorded a charge of $151,843 during the three months ended September 30, 2020 to research and development expense within the Company’s condensed consolidated statements of operations in connection with the modification of this award (See Note 6).

Stock Option Grants

During the first quarter of 2020, the Board of Directors granted stock options to purchase an aggregate of 205,250 shares of the Company’s Common Stock. These options had an exercise price ranging from $30.00 to $37.30. The options expire ten years from their respective dates of grant and vest 25% on the one year anniversary of the grant date and the remainder of the underlying shares vest in thirty-six equal monthly installments thereafter. The grant date fair value of these options was $5,453,691.

During the second quarter of 2020, the Board of Directors granted stock options to purchase an aggregate of 113,450 shares of the Company’s Common Stock. These options had an exercise price ranging from $24.02 to $51.12. The options expire ten years from their respective dates of grant. Options representing the purchase of 59,450 shares of the Company’s Common Stock vest 25% on the one year anniversary of the date of grant and the remainder of the underlying shares vest in thirty-six equal monthly installments thereafter. Options representing the purchase of 54,000 shares of the Company’s Common Stock vest monthly over one year. The grant date fair value of these options was $2,547,829.

During the third quarter of 2020, the Board of Directors granted stock options to purchase an aggregate of 194,700 shares of the Company’s Common Stock. These options had an exercise price ranging from $20.51 to $28.20. The options expire ten years from their respective dates of grant. Options representing the purchase of 168,450 shares of the Company’s Common Stock vest 25% on the one year anniversary of the date of grant and the remainder of the underlying shares vest in thirty-six equal monthly installments thereafter. Options representing the purchase of 8,250 shares of the Company’s Common Stock vest monthly over one year. Options representing the purchase of 18,000 shares of the Company’s Common Stock vest monthly over three years. The grant date fair value of these options was $3,922,772.

Stock Option Modifications

Effective July 20, 2020, Scott Braunstein, M.D. notified the Company of his resignation from the Company’s Board of Directors. In connection with Dr. Braunstein’s resignation, the Compensation Committee approved the accelerated vesting of all stock options issued to Dr. Braunstein prior to the Merger, and to extend the post-termination exercise period of vested options to 12 months from the date of resignation. Due to the modification of Dr. Braunstein’s options, the Company recorded the incremental value of $500,563 during the three months ended September 30, 2020 to general and administrative expense within the Company’s condensed consolidated statements of operations.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Stock Options

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Nine Months Ended September 30,
	2020	2019
Stock price	$20.51 - $ 51.12	$6.81 - $8.65
Exercise price	$20.51 - $ 51.12	$9.18
Dividend yield	0%	0%
Expected volatility	95% - 101%	97%
Risk-free interest rate	0.28% - 1.69%	1.71% - 2.37%
Expected life (in years)	5.27 - 6.08	5.58 - 6.02

Following is a summary of stock option activities for the nine months ended September 30, 2020:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding 1/1/2020	219,592	$7.29	$9.18	9.72	$-
Granted	513,400	23.23	30.01	-	-
Exercised	(57,767)	6.72	9.18
Forfeited	(52,886)	14.08	18.91	-	-
Outstanding 9/30/2020	622,339	$20.93	$25.53	9.25	$1,049,496

Exercisable as of 9/30/2020	86,583	$9.70	$13.24	8.31	$552,391

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2019 was $6.71. The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. As of September 30, 2020, the unamortized value of stock options was $10,151,722. As of September 30, 2020, the weighted average remaining amortization period was 3.12 years.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock	$-	$22,500	$-	$67,500
RSUs	1,307,173	-	5,051,513	-
Stock options	1,473,629	116,640	2,355,818	250,984
Total	$2,780,802	$139,140	$7,407,331	$318,484

Stock-based compensation expense was reflected within the statements of operations as:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$158,040	$81,645	$568,678	$175,197
General and administrative	2,622,762	57,495	6,838,653	143,287
Total	$2,780,802	$139,140	$7,407,331	$318,484

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 4% contribution. The 401(k) Plan was implemented in June of 2020. For the three and nine months ended September 30, 2020, the Company recorded expense of $33,553 and $41,509, respectively, under the 401(k) Plan.

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

In response to public health directives and orders, the Company has implemented work-from-home policies for its employees and temporarily modified its operations to comply with applicable social distancing recommendations. Similar health directives and orders are affecting third parties with whom the Company does business, including the third parties that the Company has contracted with to conduct studies for TARA-002. The effects of the orders and the Company’s related adjustments in its business are likely to negatively impact productivity, disrupt the Company’s business and delay its timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course.

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

NOTE 11 – SUBSEQUENT EVENTS

On November 2, 2020, employees and new hires of the Company were granted options to purchase an aggregate of 10,200 shares of the Company’s Common Stock with an exercise price of $17.84. These stock options expire ten years from the date of grant and vest 25% on the one year anniversary of the vesting commencement date and the remainder of the underlying shares shall vest in thirty-six equal monthly installments thereafter.

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

Overview

We are a New York City based clinical-stage biopharmaceutical company committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases with significant unmet needs. We prioritize creativity, diverse perspectives, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which is approved in Japan and Taiwan for the treatment of lymphatic malformations (“LMs”) and multiple oncologic indications. We are initially developing TARA-002 in the U.S. for the treatment of LMs. In addition, we are also developing TARA-002 in the U.S. for the treatment of non-muscle invasive bladder cancer (“NMIBC”). In July 2020, the U.S. Food and Drug Administration (“FDA”), granted Rare Pediatric Disease designation (“RPD”) for TARA-002 for the treatment of LMs.

TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd. (“Chugai Pharmaceutical”)). Following a recent pre-Investigational New Drug (“IND”) engagement with the Office of Tissues and Advanced Therapies division of the Center for Biologics Evaluation and Research (“CBER”), the FDA agreed that we have successfully demonstrated initial manufacturing comparability between TARA-002 and OK-432. In addition, we continue to be on track to conduct three large-scale batch runs to confirm comparability. Good Manufacturing Practice (“GMP”) scale up is currently in process and we will initiate GMP comparability runs with an expected completion date in mid-2021. In addition, we have requested a meeting with the FDA Division of Vaccines and Related Products Applications to discuss the regulatory path for TARA-002 in LMs. We also reached alignment with the FDA on a proposed clinical development plan to evaluate TARA-002 in patients with NMIBC. Subject to the successful completion of select non-clinical studies as well as acceptance of an IND filing, we plan to commence NMIBC clinical trials with TARA-002 in 2021.

Our third program, Intravenous (“IV”) Choline Chloride, is an investigational, Phase 3-ready, phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition (“PN”) who have intestinal failure associated liver disease (“IFALD”). IV Choline Chloride has been granted Orphan Drug Designation (“ODD”) and Fast Track designation (“FTD”) by the FDA for this indication.

Our fourth program, vonapanitase, is a recombinant human elastase. We are reviewing the research and preclinical and clinical data of vonapanitase and have not yet determined whether to pursue further development of this product candidate.

We do not have any approved products and have not generated any revenue from product sales. TARA-002 is in later stage development for LMs and has not yet been approved for use for treatment of LMs, NMIBC or any other indications. We do not expect to generate any significant revenues prior to 2022, if ever. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital.

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

In response to public health directives and orders, we have implemented work-from-home policies for our employees and temporarily modified our operations to comply with applicable social distancing recommendations. Similar health directives and orders are affecting third parties with whom we do business, including the third parties that we have contracted with to conduct studies for TARA-002. The effects of the orders and our related adjustments in our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

On January 9, 2020, in connection with, and prior to the completion of, the Merger, Protara Therapeutics, Inc. effected a 1-for-40 reverse stock split of its common stock (“Protara Reverse Stock Split”) Private ArTara changed its name from “ArTara Therapeutics, Inc.” to “ArTara Subsidiary, Inc.”, and Protara Therapeutics, Inc. changed its name from “Proteon Therapeutics, Inc.” to “ArTara Therapeutics, Inc.” All share and per share amounts presented in this quarterly report on Form 10-Q have been adjusted to reflect the Protara Reverse Stock Split. In addition, immediately following the closing of the Private Placements (described below), all of the outstanding shares of Protara Therapeutic, Inc.’s Series A Preferred Stock were converted into shares of Protara Therapeutics, Inc.’s Common Stock. Shares of our Common Stock commenced trading on The Nasdaq Capital Market under the new name and ticker symbol “TARA” as of market open on January 10, 2020.

Financial Overview

Research and Development

Research and development expenses consist primarily of costs incurred for the development of TARA-002 and IV Choline Chloride, which include employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, expenses incurred under agreements with clinical research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), the cost of acquiring, developing and manufacturing clinical trial materials, costs associated with regulatory operations and facilities, depreciation and other expenses, which include expenses for rent and maintenance of facilities and other supplies.

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

Interest Income, Net

Interest income, net, consists of interest income earned on our cash, cash equivalents and restricted cash and interest expenditures related to our short-term debt.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Period-to-Period Change

Operating expenses:
Research and development	$2,796,214	$1,098,617	$1,697,597
General and administrative	5,265,965	1,255,466	4,010,499
Total operating expenses	8,062,179	2,354,083	5,708,096
Operating loss	(8,062,179)	(2,354,083)	(5,708,096)
Other income, net:
Interest income, net	(92,094)	-	(92,094)
Total other income, net	(92,094)	-	(92,094)
Net Loss	$(7,970,085)	$(2,354,083)	$(5,616,002)

Research and Development Expenses. During the three months ended September 30, 2020, our research and development expenses were $2.8 million which represented an increase of $1.7 million as compared to the three months ended September 30, 2019. This increase was primarily due to an increase of $0.7 million in consulting and studies related to TARA-002, an increase of $0.4 million related to the manufacturing and testing of TARA-002 and an increase of $0.6 million in headcount cost due to the hiring of additional employees.

General and Administrative Expenses. During the three months ended September 30, 2020, our general and administrative expenses were $5.3 million which represented an increase of $4.0 million as compared to the three months ended September 30, 2019. The increase was primarily due to an increase of $2.6 million in stock-based compensation, an increase of $0.6 million in insurance and an increase of $0.7 million in headcount cost due to the hiring of additional employees.

Interest Income, Net. During the three months ended September 30, 2020, interest income, net was $0.1 million higher as compared to the three months ended September 30, 2019. The increase was primarily due to the Company earning interest on the funds received in the Private Placements (as defined below).

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Period-to-Period Change

Operating expenses:
Research and development	$8,330,727	$3,163,179	$5,167,548
General and administrative	17,156,952	2,147,635	15,009,317
Total operating expenses	25,487,679	5,310,814	20,176,865
Operating loss	(25,487,679)	(5,310,814)	(20,176,865)
Other income, net:
Interest income, net	(317,307)	-	(317,307)
Total other income, net	(317,307)	-	(317,307)
Net Loss	$(25,170,372)	$(5,310,814)	$(19,859,558)

Research and Development Expenses. During the nine months ended September 30, 2020, our research and development expenses were $8.3 million which represented an increase of $5.2 million as compared to the nine months ended September 30, 2019. This increase was primarily due to an increase of $0.8 million related to the manufacturing and testing of TARA-002, an increase of $1.2 million in consulting and studies related to TARA-002, and increase of $1.3 million for product development, manufacturing and stability studies, an increase of $0.5 million in data management for TARA-002, an increase of $1.2 million in headcount cost due to bonuses earned upon the merger, and the hiring of additional employees and an increase of $0.3 million in stock-based compensation.

General and Administrative Expenses. During the nine months ended September 30, 2020, our general and administrative expenses were $17.2 million which represented an increase of $15.0 million as compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $6.8 million in stock-based compensation, an increase of $2.3 million in professional fees in conjunction with being a public company, an increase of $0.5 million in professional fees directly related to the merger, an increase of $1.9 million in insurance, an increase of $0.9 million in recruiting fees and an increase of $1.7 million in headcount cost due to the hiring of additional employees.

Interest Income, Net. During the nine months ended September 30, 2020, interest income, net was $0.3 million higher as compared to the nine months ended September 30, 2019. The increase was primarily due to the Company earning interest on the funds received in the Private Placements.

Liquidity and Capital Resources

Overview

As of September 30, 2020 and December 31, 2019, our cash on hand was $165,904,797 and $564,124, respectively. We have not generated revenues since our inception and have incurred net losses of $25,170,372 and $5,310,814 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had working capital of $163,228,281 and stockholder’s equity of $194,625,763. During the nine months ended September 30, 2020, cash flows used in operating activities were $16,641,088, consisting primarily of a net loss of $25,170,372, which includes non-cash stock-based compensation charges of $7,407,331. Since inception, we have met our liquidity requirements principally through the sale of our equity in private placements.

In connection with the Merger, we consummated the Private Placements, raising gross proceeds of $42.5 million and proceeds, net of offering costs, of $39.6 million.

Concurrently with the execution of the Merger Agreement, certain institutional investors (together, the “Investors”) entered into a subscription agreement (as amended on November 19, 2019, the “Subscription Agreement”) with Protara Therapeutics, Inc. and Private ArTara, pursuant to which (A) Protara Therapeutics, Inc. issued, in a private placement immediately after the Merger (the “Proteon Private Placement”), (i) 3,879.356 of shares of Protara Therapeutics, Inc.’s Series 1 Convertible Non-Voting Preferred Stock (“Series 1 Preferred Stock”) at a purchase price of approximately $7,011.47 per share for gross proceeds of $27,199,988 and proceeds, net of issuance costs, of $25,318,706, (ii) 1,896,888 shares of Protara Therapeutics, Inc.’s Common Stock at a purchase price of approximately $7.01 per share for gross proceeds of $13,299,974 and proceeds, net of issuance costs, of $12,413,337 and (B) Private ArTara issued, in a private placement immediately prior to the Merger (the “ArTara Private Placement”), 284,875 shares of Private ArTara common stock (post-Exchange Ratio (as defined in the Merger Agreement) basis) at a purchase price of approximately $7.01 per share (post-Exchange Ratio basis) (together with the Proteon Private Placement, the “Private Placements”) for gross proceeds of $1,999,999 and proceeds, net of issuance costs, of $1,867,580. The shares issued in the Proteon Private Placement were registered for resale on a registration statement on Form S-3 filed and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020.

In connection with the Preferred Offering on September 22, 2020, we filed a Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock of the Company (the “Amendment”) with the Secretary of State of the State of Delaware to increase the authorized number of shares of our Series 1 Convertible Preferred Stock that may be issued from 3,880 to 8,028.

On September 24, 2020, pursuant to an underwriting agreement, dated September 22, 2020, we issued and sold in an underwritten public offering (the “Common Offering”) an aggregate of 4,600,000 shares of our common stock at an offering price of $16.87 per share, for gross and net proceeds of approximately $77.6 million and $73.6 million, respectively. The underwriters were granted an option to purchase up to 690,000 additional shares of common stock at the public offering price, less the underwriting discount. This option was exercisable for a period of 30 days. On October 6, 2020, the underwriters exercised their overallotment option in full, purchasing an additional 690,000 shares, resulting in the receipt of gross and net proceeds of $11.6 million and $11.1 million, respectively.

On September 24, 2020, pursuant to an underwriting agreement, dated September 22, 2020, we issued and sold in an underwritten public offering (the “Preferred Offering”) an aggregate of 4,148 shares of our Series 1 Preferred Stock at an offering price of $16,873.54 per share, for gross and net proceeds of approximately $70.0 million and $66.3 million, respectively.

The Common Offering and the Preferred Offering were made pursuant to the our registration statement on Form S-3, declared effective by the Securities and Exchange Commission on May 26, 2020 (Registration No. 333-238273).

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

Cash Flows

The following table summarizes our sources and uses of cash for the:

	Nine Months Ended September 30,
	2020	2019	Period-to-Period Change

Net cash used in operating activities	$(16,641,088)	$(3,922,307)	$(12,718,781)
Net cash provided by/(used in) investing activities	3,345,402	(429,138)	3,774,540
Net cash provided by financing activities	178,686,359	499,999	178,186,360
Net increase/(decrease) in cash and cash equivalents, and restricted cash	$165,390,673	$(3,851,446)	169,242,119

Comparison of the Nine Months Ended September 30, 2020 and 2019

Net cash used in operating activities was $16.6 million for the nine months ended September 30, 2020 compared to $3.9 million for the nine months ended September 30, 2019. The increase of $12.7 million in cash used in operating activities was primarily driven by an increased net loss of $19.9 million and a decrease in accrued expenses of $2.5 million, off-set by an increase of $7.1 million of stock-based compensation, an increase of $1.3 million in accounts payable and a decrease of $1.2 million in prepaid expenses and other current assets.

Net cash provided by investing activities was $3.3 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $0.4 million in the nine months ended September 30, 2019. The increase of $3.8 million was primarily due to the cash and restricted cash acquired in connection with the Merger with Protara Therapeutics, Inc. of $3.7 million.

Net cash provided by financing activities was $178.7 million for the nine months ended September 30, 2020 compared to $0.5 million for the nine months ended September 30, 2019. The increase of $178.2 million was primarily due to proceeds, net of offering costs, from the Common Offering of $73.6 million, the Preferred Offering of $66.3 million, the ArTara Private Placement of $1.9 million, the Proteon Private Placement of $12.4 million, and the issuance of Series 1 Preferred Stock of $25.3 million, offset by repayments of short-term debt of $1.3 million.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and cannot estimate with precision the extent of our future losses. We expect to incur increasing levels of operating losses for the foreseeable future as we execute on the plan to continue research and development activities, including the ongoing and planned clinical development of our product candidates, potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur the additional costs of operating as a public company. We expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (the “WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. As COVID-19 continues to spread in the United States and around the world, we may experience disruptions that could severely impact our business, including:

●	interruption of key manufacturing, research and clinical development activities, due to limitations on work and travel imposed or recommended by federal or state governments, employers and others;

●	delays or difficulties in clinical trial site operations, including difficulties in recruiting clinical site investigators and clinical site staff and difficulties in enrolling patients;

●	interruption of key business activities, due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third party service providers;

●	delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;

●	delays or difficulties conducting nonclinical studies due to limitations in employee resources or laboratory closures;

●	difficulties in raising additional capital needed to pursue the development of our programs due to the slowing of our economy and near term and/or long term negative effects of the pandemic on the financial, banking and capital markets;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

The global outbreak of COVID- continues to evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our operations, employees, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access additional capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interests of our common stockholders will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

Clinical drug development is very expensive, time-consuming and uncertain.

Clinical development for our product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, we, any partner with which we may in the future collaborate, the FDA, an institutional review board (IRB), or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time.

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

The success of our business, including our ability to finance our self and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depends on a number of factors, including the following:

●	timely and successful completion of required clinical trials not yet initiated, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	ability to confirm the comparability of TARA-002 and OK-432;

●	ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”);

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	ability to obtain favorable labeling for TARA-002 and IV Choline Chloride through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	existence of a regulatory environment conducive to the success of TARA-002 and IV Choline Chloride;

●	ability to price TARA-002 and IV Choline Chloride to recover our development costs and generate a satisfactory profit margin; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

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

The conduct of a clinical trials is a long, expensive, complicated and highly regulated process. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we, as a company, have not submitted an investigational new drug application (IND), conducted any clinical trials, or submitted a BLA or new drug application (NDA), and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our planned regulatory submissions or clinical trials would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 and IV Choline Chloride, which would adversely impact our financial performance, as well as subject us to significant contract liabilities.

TARA-002 is an immunopotentiator, one indication for which we plan to pursue is the treatment of lymphatic malformations. There are no FDA-approved therapies for the treatment of lymphatic malformations. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to lymphatic malformations as well as the corresponding regulatory approval path.

To date, there are no FDA-approved therapies for the treatment of lymphatic malformations. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. In addition, the previous clinical trials conducted on OK-432 for LMs in the United States included a control arm in which treatment was initially delayed. It is unclear whether this trial design could support FDA approval or whether a placebo-control or other randomization will be required by the FDA. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market could decrease our ability to generate sufficient revenue to maintain our business.

The regulatory path to approval of TARA-002 is dependent on FDA acceptance of prior clinical data from OK-432.

The proposed regulatory strategy for the TARA-002 program is a combination of demonstrating comparability to a product that is not FDA approved and relying upon existing data. By demonstrating that TARA-002 is, in fact, OK-432, we believe that the large volume of data published on OK-432 including the data generated by the University of Iowa led study in LMs will then apply to TARA-002. This strategy will rely on some components of a biosimilar pathway, with a significant difference being that the same genetically distinct strain and proprietary manufacturing processes will be used to produce TARA-002 as OK-432. If comparability is fully demonstrated and accepted by regulatory authorities, we will attempt to rely on existing OK-432 safety and efficacy data to submit the BLA. There is no example to date of a biologic product that was approved utilizing this regulatory approach that we are aware of.

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

Our regulatory strategy for TARA-002 requires that we demonstrate that TARA-002 is the same biologic substance as OK-432, which is currently manufactured in Japan and marketed in Japan and Taiwan by Chugai. The FDA has agreed that we have successfully demonstrated initial manufacturing comparability between TARA-002 and OK-432; we are on track to conduct three large-scale batch runs to confirm comparability. Good Manufacturing Practice (GMP) scale up is currently in process and the Company will initiate GMP comparability runs with an expected completion date in mid-2021. There can be no assurances that our contract manufacturer will be able to produce a sufficiently comparable product or that the FDA will find such substances comparable or permit us to use any of the data from prior clinical trials as part of the BLA filing for TARA-002.

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

With respect to our lead product candidate, TARA-002, for the treatment of LMs and NMIBC, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs if deemed comparable to OK-432 by the FDA based on the prevalence of the disease. There are no approved pharmacotherapies currently available for the treatment of LMs and the current standard of care is a high-risk surgical procedure. There are a handful of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/ mTOR inhibitors. These are in early development and earlier experiments in LMs utilizing other compounds utilizing these mechanisms have not produced conclusive evidence of safety or efficacy. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy.

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

These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that it conducts post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion (OPDP) regulation of promotional activities, fraud and abuse, product sampling, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar or more onerous (i.e., prohibition on direct-to-consumer advertising that does not exist in the United States) restrictions and requirements imposed by laws and government regulators in those countries.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, we may be unable to continue to develop or commercialize our products and product candidates.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for TARA-002 or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Scaling up a biologic manufacturing process is a difficult and uncertain task, and any CMO we contract may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely meet product demand.

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

As a newly public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that ArTara Subsidiary Inc. did not incur as a private company, including costs associated with public company reporting and other SEC requirements. We have also incurred, and will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq.

We expect the rules and regulations applicable to public companies will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our executive officers and other personnel will need to continue to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it expensive for us to operate our business.

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

Our corporate office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, New York City has been significantly impacted by the COVID-19 pandemic and, due to safety considerations for our employees and government restrictions, we do not know when we will be able to use our office facilities located there. Our contract manufacturer’s and suppliers’ facilities are located in multiple locations where there are similar stay-at-home orders in place for the current crisis and where other natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism and other geo-political unrest, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

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

The certificate of incorporation of the Company provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to the Company or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

General Risk Factors

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

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Blaine Davis
Blaine Davis Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.1*#	Amendment to Agreement, by and between Chugai Pharmaceutical Co., Ltd. and the Registrant, dated as of July 14, 2020 and effective as of June 30, 2020.

10.2†	Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2020).

10.3†^	Separation Agreement and Release, dated as of July 23, 2020, by and between the Registrant and Julio Casoy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2020).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and the Consolidated Balance Sheets as of December 31, 2019; (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019; and (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019; and (iv) the notes to the Condensed Consolidated Financial Statements (unaudited).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
#	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
†	Indicates management contract or compensatory plan or arrangement.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.