Form 10-Q
period 2021-03-31
Protara Therapeutics, Inc.
filed 2021-05-06
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021 there were 11,228,606 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

●	the impact of the novel coronavirus disease, or COVID-19, pandemic on our business and operations as well as the business or operations of our manufacturers, research partners, and other third parties with whom we conduct business or regulatory agencies;

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our planned clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to remain listed on the Nasdaq Capital Market;

●	the impact of government laws and regulations;

●	the timing or likelihood of regulatory filings and approvals; and

●	our ability to protect our intellectual property position.

All forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the risk factors set forth below in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Form 10-K filed on March 11, 2021. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

●	We have a very limited operating history and have never generated any revenues.

●	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	The COVID-19 coronavirus could adversely impact our business, including our clinical development plans.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride.

●	We have never made an IND, BLA or NDA submission or conducted a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication for which we plan to pursue are the treatment of lymphatic malformations. There are no FDA-approved therapies for the treatment of lymphatic malformations. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to lymphatic malformations.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition, and may face competition sooner than anticipated, and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,201	$168,598
Restricted cash	50	50
Marketable debt securities, current	26,144	-
Prepaid expenses and other current assets	3,302	787
Total current assets	87,697	169,435

Non-current assets:
Restricted cash, non-current	745	745
Marketable debt securities, non-current	70,824	-
Property and equipment, net	1,498	1,240
Goodwill	29,517	29,517
Other assets	2,132	2,220
Total assets	$192,413	$203,157

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,853	$914
Accrued expenses	1,368	1,913
Operating lease liability, current	92	88
Total current liabilities	3,313	2,915

Non-current liabilities:
Operating lease liability, non-current	974	999
Total liabilities	4,287	3,914

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at March 31, 2021 and December 31, 2020, 8,027 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	-	-
Common Stock, $0.001 par value, authorized 100,000,000 shares: Common Stock, 11,228,606 and 11,211,840 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	11	11
Additional Paid in Capital	248,504	245,992
Accumulated Deficit	(60,225)	(46,760)
Accumulated Other Comprehensive Income (Loss)	(164)	-
Total Stockholders' Equity	188,126	199,243
Total Liabilities and Stockholders' Equity	$192,413	$203,157

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	For the three months ended March 31,
	2021	2020

Operating expense:
Research & development	$7,040	$3,065
General & administrative	6,540	7,095
Total operating expenses	13,580	10,160

Operating loss	(13,580)	(10,160)

Other income, net
Interest income, net	(115)	(100)
Total other income, net	(115)	(100)

Net loss	(13,465)	(10,060)

Other comprehensive loss:
Unrealized losses on available-for-sale marketable debt securities	(164)	-
Total other comprehensive loss	(164)	-

Comprehensive Loss	$(13,629)	$(10,060)

Weighted Average Shares Outstanding, basic and diluted	11,226,929	5,560,507

Net loss per share, basic and diluted	$(1.20)	$(1.81)

PROTARA THERAPEUTICS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at January 1, 2020	-	$-	2,627,533	$3	$10,651	$(12,782)	$-	$(2,128)

Issuance of Common Stock in ArTara Private Placement, net of offering costs	-	-	284,875	-	1,867	-	-	1,867
Issuance of Common Stock in Proteon Private Placement, net of offering costs	-	-	1,896,888	2	12,411	-	-	12,413
Issuance of Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	3,879	-	-	-	25,319	-	-	25,319
Reverse business combination	-	-	1,033,907	1	34,532	-	-	34,533
Stock-based compensation - restricted stock units	-	-	-	-	2,430	-	-	2,430
Stock-based compensation - stock options	-	-	-	-	368	-	-	368
Net loss	-	-	-	-	-	(10,060)	-	(10,060)

Balance at March 31, 2020	3,879	$-	5,843,203	$6	$87,578	$(22,842)	$-	$64,742

Balance at January 1, 2021	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243

Settlement of restricted stock units	-	-	16,766	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	1,303	-	-	1,303
Stock-based compensation - stock options	-	-	-	-	1,437	-	-	1,437
Unrealized losses on available-for-sale marketable debt securities	-	-	-	-	-	-	(164)	(164)
Net loss	-	-	-	-	-	(13,465)	-	(13,465)

Balance at March 31, 2021	8,027	$-	11,228,606	$11	$248,504	$(60,225)	$(164)	$188,126

PROTARA THERAPEUTICS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(13,465)	$(10,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,740	2,798
Operating lease right-of-use asset	55	20
Depreciation	32	50
Amortization of premium on bonds	283	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,971)	(77)
Other Assets	65	-
Accounts payable	938	1,934
Accrued expenses	(545)	(1,811)
Operating lease liabilities	(52)	-
Net cash used in operating activities	(11,920)	(7,146)

Cash flows (used in)/provided by investing activities:
Cash and restricted cash acquired in connection with the reverse merger with ArTara Therapeutics, Inc.	-	3,719
Purchase of marketable debt securities, available-for-sale	(97,959)	-
Purchase of property and equipment	(290)	(247)
Net cash (used in)/provided by investing activities	(98,249)	3,472

Cash flows (used in)/provided by financing activities:
Proceeds from - ArTara Private Placement, net of offering costs	-	1,867
Proceeds from - Common Stock in Proteon Private Placement, net of offering costs	-	12,413
Proceeds from - Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	-	25,319
Repurchase of shares in connection with settlement of RSUs	(228)	-
Repayments under short-term debt	-	(370)
Net cash (used in)/provided by financing activities	(228)	39,229

Net (decrease)/increase in cash and cash equivalents and restricted cash	(110,397)	35,555
Cash and cash equivalents and restricted cash - beginning of year	169,393	564
Cash and cash equivalents and restricted cash - end of period	$58,996	$36,119

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$58,201	$36,069
Restricted cash	50	50
Restricted cash, long-term	745	-
Cash and cash equivalents and restricted cash	$58,996	$36,119

Supplemental cash flow information
Cash paid for:
Interest	$-	$8
Income Taxes	$-	$-

Non-cash investing and financing activities:

Deferred offering costs recognized that were previously recorded in accrued expenses	$-	$122
Purchase of insurance agreement with notes payable	$-	$1,669
Common stock issued in connection with the reverse merger with ArTara Therapeutics, Inc.	$-	$34,533

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 1 – BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

Overview

Protara Therapeutics, Inc. and its consolidated subsidiaries (“Protara” or the “Company”) is committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases with significant unmet needs. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of lymphatic malformations (“LMs”) and non-muscle invasive bladder cancer (“NMIBC”). The third program in the portfolio is Intravenous (“IV”) Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition (“PN”) who have intestinal failure associated liver disease (“IFALD”). The fourth program in the portfolio is Vonapanitase, a recombinant human elastase.

Liquidity, Capital Resources and Management Plans

As of March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents was $58,201 and $168,598, respectively, and the Company held investments in marketable debt securities of $97,000 and $0, that are available to be sold for cash, respectively. The Company has not generated revenues since its inception and has incurred net losses of $13,465 and $10,060 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, cash flows used in operating activities were $11,920, consisting primarily of a net loss of $13,465, which includes non-cash stock-based compensation charges of $2,740. Since inception, the Company has met its liquidity requirements principally through the sale of its common stock (“Common Stock”) and series 1 convertible preferred stock (“Series 1 Convertible Preferred Stock”). The Company manages its capital resources to ensure the Company will continue as a going concern.

The Company is in the business of developing biopharmaceuticals and has no current or near term revenues. The Company has incurred substantial clinical and other costs in its drug development efforts. The Company will need to raise additional capital in order to fully realize management’s plans.

The Company believes that its current financial resources are sufficient to satisfy the Company’s estimated liquidity needs for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 Section 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and related notes thereto included within Form 10-K filed on March 11, 2021 with the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also that affect the amount of expenses reported for each period. Actual results could differ from those which result from using such estimates. Management also utilizes various other estimates, including but not limited to the recoverability of the Company’s net deferred tax assets and related valuation allowance, operating lease right-of-use assets and liabilities, determining the fair value and evaluation for impairment of goodwill and stock-based compensation. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the change becomes evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may differ materially from those estimates or assumptions.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Restricted Cash

Restricted cash as of March 31, 2021 and December 31, 2020 was $795 and $795, respectively. As of March 31, 2021, restricted cash consists of cash deposits of $795 to collateralize letter of credit obligations.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in marketable debt securities

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. All of the Company’s non-current investments have a maturity date that is within two years of the balance sheet date.

The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no investments that had been in an unrealized loss position for more than 12 months as of March 31, 2021.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2021	2020
Stock options issued and outstanding	1,151,327	424,938
Restricted stock units issued and outstanding	379,744	477,070
Conversion of Series 1 Convertible Preferred Stock	8,029,039	3,880,169
Total potentially dilutive shares	9,560,110	4,782,177

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consists principally of cash, cash equivalents and investments in marketable debt securities.

The Company current invests its excess cash primarily in money market funds and high quality marketable debt instruments of corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors, based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures at the time forfeitures occur.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same way the payroll costs or service payments are classified for the related stock-based award recipient. The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model. The Company lacks company specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly-traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price.

Research and Development Costs

Research and development costs are expensed as incurred. These expenses include the costs of the Company’s proprietary research and development efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone or progress has been achieved. Once a compound receives regulatory approval, the Company records any milestone payments in identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, the Company amortizes the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

Research and development expenses were $7,040 and $3,065 for the three months ended March 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for annual reporting periods beginning after December 15, 2020. On January 1, 2021, the Company adopted ASU 2019-12. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Notes 5 and 10, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 3 – Fair Value Measurements

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Bonds - presented in marketable debt securities, current	$26,165	$-	$(21)	$26,144
Corporate Bonds - presented in marketable debt securities, non-current	70,967	-	(143)	70,824
Total	$97,132	$-	$(164)	$96,968

The Company does not consider any portion of the unrealized losses at March 31, 2021 to be credit losses. The Company has recorded the securities at fair value in its unaudited condensed consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales or maturities of securities in the periods presented.

The Company measures certain financial assets and liabilities at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market.

Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following tables present the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2021:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$48,505	$-	$-	$48,505
Corporate bonds - presented in marketable debt securities, current	-	26,144	-	26,144
Corporate bonds - presented in marketable debt securities, non-current	-	70,824	-	70,824
Total assets	$48,505	$96,968	$-	$145,473

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 4 – ACCRUED EXPENSES

Included in the Company’s accrued expenses within the unaudited condensed consolidated financial statements are:

	As of March 31,
	March 31, 2021	December 31, 2020
Employee bonuses	$453	$1,530
Taxes	52	159
Legal fees	192	156
Research and development costs	389	37
Other expenses	282	31
Total	$1,368	$1,913

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company’s operating leases are comprised solely of operating facility leases. The Company did not have any finance leases as of March 31, 2021 and December 31, 2020.

Balance sheet information related to the Company’s leases is presented below:

		As of
Operating leases:	Balance sheet location	March 31, 2021	December 31, 2020
Right-of-use assets	Other assets	$1,037	$1,060
Operating lease liability, current	Operating lease liability, current	$92	$88
Operating lease liability, non-current	Operating lease liability, non-current	$974	$999

The following provides details of the Company’s lease expense:

Lease cost	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Operating lease cost	$55	$20
Short-term lease cost	61	59
Total	$116	$79

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements (Continued)

Other information related to leases is presented below:

	As of March 31, 2021	As of December 31, 2020
Other information
Weighted-average discount rate – operating lease	12.00%	12.00%
Weighted-average remaining lease term – operating lease (in months)	84	87

For the three months ended March 31, 2021 and 2020, the Company’s operating cash flows used for operating leases was $52 and $0.

As of March 31, 2021, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating lease
2021 (excluding the three months ended March 31, 2021)	$159
2022	216
2023	220
2024	224
2025	229
Thereafter	532
Total operating lease payments	1,580
Less: imputed interest	514
Present value of future minimum lease payments	$1,066

On December 1, 2020, the Company entered into a long-term lease for office space for a term of seven years. The office space is owned by an affiliate of Deerfield Management Company, L.P., which together with its affiliates beneficially owned more than 5% of the Company’s voting securities at the time the lease was executed. Management determined that the lease terms were on an arms-length basis.

Subsequent to the quarter ended March 31, 2021, on April 2, 2021, the Company met the criteria to commence accounting for the operating lease arrangement described above. The lease expires in May 2028 and includes approximately $8.2 million of legally binding minimum lease payments. The Company is in the process of completing its accounting for this operating lease arrangement, including determining the incremental borrowing rate to discount the remaining lease payments associated with the lease liability and right-of-use asset. The Company estimates that upon commencement the Company’s recognition of this lease will result in a right-of-use asset and operating lease liability of approximately $6.0 million.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

As of March 31, 2021 and December 31, 2020, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 11,228,606 and 11,211,840 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

The holders of Common Stock are entitled to one vote per share.

Authorized Series 1 Convertible Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of Common Stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote

NOTE 7 – STOCK-BASED COMPENSATION

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

As of March 31, 2021, 437,262 shares remain available to be issued under the 2020 Inducement Plan.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 7 – STOCK-BASED COMPENSATION (Continued)

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Plan (the “Amended 2014 Plan”). On July 31, 2017, the stockholders approved this amendment.

The Amended 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase each January 1, beginning January 1, 2015 by four percent of the outstanding shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors prior to each such January 1st. The Amended 2014 Plan clarifies that the number of shares for purposes of calculating the evergreen feature includes the number of shares of Common Stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for Common Stock, including, but not limited to, preferred stock or warrants. As of March 31, 2021, 597,654 shares remain available to be issued under the Amended 2014 Plan. On January 1, 2021, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 812,889 shares to 1,861,189 shares.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP initially authorized the issuance of up to 3,513 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of March 31, 2021, the authorized number of shares under the 2014 ESPP is 25,037 and the number of shares available for issuance is 20,365. During the three months ended March 31, 2021 and 2020, no shares were issued under the 2014 ESPP. On January 1, 2021, pursuant to the increase per the 2014 ESPP, the number of share authorized under the 2014 ESPP was increased by 7,025 shares to 25,037 shares.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 7 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units

Following is a summary of restricted stock unit (“RSU”) activities for the three months ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 1/1/2021	274,616	$29.95
Granted	-	-
Forfeited	-	-
Vested	(92,186)	30.00
Non-vested 3/31/2021	182,430	$29.93

The fair value of restricted stock units is amortized on a straight line basis over the requisite service periods of the respective awards. As of March 31, 2021, the unamortized value of RSUs was $4,993. As of March 31, 2021, the weighted average remaining amortization period was 1.70 years. As of March 31, 2021 and December 31, 2020, 197,314 and 132,709 RSUs, respectively, have vested that have not yet been settled into shares of Common Stock.

During the three months ended March 31, 2021, the Company issued 16,766 shares of Common Stock from the net settlement of 27,581 RSUs. The Company paid $228 in connection with the net share settlement of these RSUs.

Stock Option Grants

Options to Directors

During the three months ended March 31, 2021, the Board of Directors granted options for the purchase of 21,750 shares of Common Stock to members of the board of directors. These options were granted under the Company’s 2014 Equity Incentive Plan, had an exercise price of $17.98 per share and a term of 10 years. These options vest ratably over one to three years. The options had a grant date fair value of $301.

Options to Employees

During the three months ended March 31, 2021, the Board of Directors granted options for the purchase of 483,050 shares of Common Stock to employees of the Company. These options were granted under the Company’s 2014 Equity Incentive Plan and the 2020 Inducement Plan, had an exercise price ranging from $17.83 to $19.82 per share and a term of 10 years. These options vest ratably over approximately four years. The options had a grant date fair value of $7,372.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 7 – STOCK-BASED COMPENSATION (Continued)

Stock Options

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the three months ended March 31,
	2021	2020
Stock price	$17.83 - $ 19.82	$30.00 - $ 37.30
Exercise price	$17.83 - $ 19.82	$30.00 - $ 37.30
Dividend yield	0.00%	0.00%
Expected volatility	98.00%	101.00%
Risk-free interest rate	0.45% - 0.62%	1.45% - 1.69%
Expected life (in years)	5.27 - 6.08	6.08

Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company based its expected term for awards issued to employees and directors using the simplified method, which is presumed to be the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.

Expected Volatility — Since the Company does not have sufficient trading history of common stock, the expected volatility was derived from the average historical stock volatilities of the common stock of several public companies within the industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock-based awards.

Dividend Rate — The expected dividend rate is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Fair Value of Common Stock — The fair value of the Common Stock is determined by the public market on the date of grant.

Following is a summary of stock option activities for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding 1/1/2021	674,039	$25.23	9.06	$2,311
Granted	504,800	19.56	-	-
Exercised	-	-	-	-
Forfeited	(27,512)	23.22	-	-
Outstanding 3/31/2021	1,151,327	$22.79	9.19	$900

Exercisable as of 3/31/2021	199,097	$22.15	8.06	$575

The weighted average grant date fair value of the options granted during the three months ended March 31, 2021 and 2020 was $15.20 per share and $6.55 per share, respectively. The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. As of March 31, 2021, the unamortized value of stock options was $15,699. As of March 31, 2021, the weighted average remaining amortization period was 3.30 years.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 7 – STOCK-BASED COMPENSATION (Continued)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the three months ended March 31,
	2021	2020
RSUs	$1,303	$2,430
Stock options	1,437	368
Total	$2,740	$2,798

Stock-based compensation expense was reflected within the unaudited condensed consolidated statements of operations and comprehensive loss as:

	For the three months ended March 31,
	2021	2020
Research and development	$270	$209
General and administrative	2,470	2,589
Total	$2,740	$2,798

NOTE 8 – EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 4% contribution. The 401(k) Plan was implemented in June of 2020. For the three months ended March 31, 2021, the Company recorded expense of $77 representing employer contributions under the 401(k) Plan.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 9 – COVID-19

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

In response to public health directives and orders, the Company has implemented work-from-home policies for its employees and temporarily modified its operations to comply with applicable safety recommendations. Similar health directives and orders are affecting third parties with whom the Company does business, including the third parties that the Company has contracted with to conduct studies for TARA-002. The effects of the orders and the Company’s related adjustments in its business are likely to negatively impact productivity, disrupt the Company’s business and delay its timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course.

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

NOTE 10 – SUBSEQUENT EVENTS

Hiring of Chief Medical Officer

On March 31, 2021, the Company entered into an employment agreement (the “Olivo Employment Agreement”), effective as of April 19, 2021, with Martin Sebastian Olivo, M.D. to become the Company’s Chief Medical Officer (“CMO”). In connection with the Olivo Employment Agreement, on April 19, 2021, Dr. Olivo was granted a stock option to purchase 120,000 shares of Common Stock. The option has an exercise price of $15.30 per share, a term of 10 years and vests 25% on the one-year anniversary of the date of grant and monthly for 36 months thereafter.

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

TARA-002’s lead oncology program is in non-muscle invasive bladder cancer, or NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved in NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette-Guerin, or BCG. The mechanism of TARA-002 is similar to BCG. Both TARA-002 and BCG are intravesically administered and elicit a type Th1 type immune response and locally activated generally similar array of cytokines and immune cells.

In August of 2020, we announced constructive feedback following a pre-Investigational New Drug, or pre-IND, interaction with the Office of Tissues and Advanced Therapies division of the Center for Biologics Evaluation and Research, or CBER, at the FDA on a development plan for TARA-002 in NMIBC. Building on existing data from OK-432, and subject to the completion of non-clinical studies as well as acceptance of the IND application, we plan to commence a Phase 1 clinical trial in late 2021 to assess the safety and tolerability of TARA-002 in patients with high grade NMIBC.

Our most advanced clinical program is for LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the U.S. Food and Drug Administration, or FDA, granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. OK-432, the originator compound to TARA-002, has been the standard of care in LMs in Japan for over 20 years. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 studies in lymphatic malformations, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have updated the initial IND that was submitted by the University of Iowa and submitted the update and accompanying clarifying questions to the FDA Division of Vaccines and Related Products Applications, or the Division, in connection with the IND for TARA-002 in LMs. In April 2021, we announced that based on written feedback from the FDA, we intend to complete confirmatory, large-scale, GMP manufacturing comparability in the second half of 2021 and, upon alignment with FDA on study design, subsequently initiate a clinical study in pediatric LM patients.

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

Since inception, we have incurred significant operating losses. As of March 31, 2021, we had an accumulated deficit of approximately $60.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2021, we had approximately $58.2 million in cash and cash equivalents and held investments in marketable debt securities of $97.0 million that are available to be sold for cash.

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

In response to public health directives and orders, we have implemented work-from-home policies for our employees and temporarily modified our operations to comply with applicable safety recommendations. Similar health directives and orders are affecting third parties with whom we do business, including the third parties that we have contracted with to conduct studies for TARA-002. The effects of the orders and our related adjustments in our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

Financial Overview

Research and Development

Research and development expenses consist primarily of costs incurred for the development of TARA-002 and IV Choline Chloride, which include employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, expenses incurred under agreements with clinical research organizations, or CROs, contract development and manufacturing organizations, or CDMOs, the cost of acquiring, developing and manufacturing clinical trial materials, clinical and non-clinical related costs, costs associated with regulatory operations and facilities, depreciation and other expenses, which include expenses for rent and maintenance of facilities and other supplies.

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

Our critical accounting policies are accounting for research and development expenses and stock-based compensation. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K filed on March 11, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2021	2020	Change

Operating expenses:
Research and development	$7,040	$3,065	$3,975
General and administrative	6,540	7,095	(555)
Total operating expenses	13,580	10,160	3,420
Operating loss	(13,580)	(10,160)	(3,420)
Other income, net:
Interest income, net	(115)	(100)	(15)
Total other income, net	(115)	(100)	(15)
Net Loss	$(13,465)	$(10,060)	$(3,405)

Research and Development Expenses. During the three months ended March 31, 2021, our research and development expenses were approximately $7.0 million which represented an increase of approximately $4.0 million as compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $2.9 million for manufacturing activities associated with TARA-002, an increase of $1.3 million of non-clinical, clinical and regulatory expenses associated with TARA-002 and an increase in wages and bonuses of $0.3 million. This was partially off-set by a decrease of $0.3 million in R&D consultants as a result of bringing more roles in-house and a decrease of $0.5 million in data management.

General and Administrative Expenses. During the three months ended March 31, 2021, our general and administrative expenses were approximately $6.5 million which represented a decrease of approximately $0.6 million as compared to the three months ended March 31, 2020. The decrease is principally due to a decrease in $0.8 million of consulting fees and $0.3 million in legal fees, as we incurred significant one-time expenses in the first quarter of 2020 upon the closing of the reverse merger. This was partially off-set by an increase of $0.4 million in wages and bonuses.

Interest Income, Net. During the three months ended March 31, 2021, interest income, net was approximately the same as compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

Overview

As of March 31, 2021 and December 31, 2020, our cash on hand was approximately $58.2 million and $168.6 million, respectively and we held investments in marketable debt securities of $97.0 and $0.0 million that are available to be sold for cash, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $13.5 million and $10.1 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, cash flows used in operating activities were approximately $11.9 million, consisting primarily of a net loss of approximately $13.5 million, which includes non-cash stock-based compensation charges of approximately $2.7 million. Since inception, we have met our liquidity requirements principally through the sale of our equity in private placements.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2021	2020	Change

Net cash used in operating activities	$(11,920)	$(7,146)	$(4,774)
Net cash (used in)/provided by investing activities	(98,249)	3,472	(101,721)
Net cash (used in)/provided by financing activities	(228)	39,229	(39,457)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	$(110,397)	$35,555	$(145,952)

Comparison of the Three Months Ended March 31, 2021 and 2020

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2021 compared to $7.1 million for the three months ended March 31, 2020. The increase of $4.8 million in cash used in operating activities was primarily driven by an increased net loss of $3.4 million, an increase in prepaid expenses and other current assets of $1.9 million and a decrease in accounts payable of $1.0 million, off-set by an increase of $1.3 million of accrued expenses.

Net cash used in investing activities was $98.2 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $3.5 million in the three months ended March 31, 2020. The change of $101.7 million was primarily due to the purchase of debt securities, available-for-sale of $98.0 million during the three months ended March 31, 2021.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $39.2 million for the three months ended March 31, 2020. The net cash used in financing of $0.2 million for the three months ended March 31, 2021 was for the repurchase of shares in connection with the settlement of restricted stock units. The net cash provided by financing activities for the three months ended March 31, 2020 was from the proceeds, net of offering costs, of private placements of $39.6 million in connection with the reverse merger.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As the COVID-19 pandemic and measures imposed to contain this pandemic continue in the United States and around the world, we may experience disruptions that could severely impact our business, including:

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

Clinical development for our product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, we, any partner with which we may in the future collaborate, the FDA, an institutional review board, or IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time.

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

The success of our business, including our ability to finance our self and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depends on a number of factors, including the following:

●	timely and successful completion of required clinical trials not yet initiated, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	ability to confirm the comparability of TARA-002 and OK-432;

●	ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	ability to obtain favorable labeling for TARA-002 and IV Choline Chloride through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	existence of a regulatory environment conducive to the success of TARA-002 and IV Choline Chloride;

●	ability to price TARA-002 and IV Choline Chloride to recover our development costs and generate a satisfactory profit margin; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

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

The conduct of a clinical trials is a long, expensive, complicated and highly regulated process. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we, as a company, have not submitted an investigational new drug application, or IND, conducted any clinical trials, or submitted a biological license application, or BLA, or new drug application, or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our planned regulatory submissions or clinical trials would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 and IV Choline Chloride, which would adversely impact our financial performance, as well as subject us to significant contract liabilities.

TARA-002 is an immunopotentiator, and one indication for which we plan to pursue is the treatment of lymphatic malformations. There are no FDA-approved therapies for the treatment of lymphatic malformations. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to lymphatic malformations.

To date, there are no FDA-approved therapies for the treatment of lymphatic malformations. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. We may be delayed in reaching agreement with FDA on the design of a pediatric LMs trial to support approval of TARA-002. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market could decrease our ability to generate sufficient revenue to maintain our business.

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

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. However, if a drug candidate received Rare Pediatric Disease Designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026.

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

Our regulatory strategy for TARA-002 requires that we demonstrate that TARA-002 is the same biologic substance as OK-432, which is currently manufactured in Japan and marketed in Japan and Taiwan by Chugai. The FDA has agreed that we have successfully demonstrated initial manufacturing comparability between TARA-002 and OK-432; we are currently conducting three large-scale batch runs to confirm comparability. Good Manufacturing Practice, or GMP, scale up is currently in process and we have initiated GMP comparability runs. There can be no assurances that our contract manufacturer will be able to produce a sufficiently comparable product or that the FDA will find such substances comparable for use in our planned pediatric LMs trial or permit us to use any of the data from prior clinical trials as part of a future BLA submission for TARA-002.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care Reconciliation Act of 2010, or collectively, the Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes are intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We rely and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.

We rely and expect to continue to rely on third-party contract research organizations, or CROs, to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice, or GCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with GCP and good laboratory practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that it conducts post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion, regulation of promotional activities, fraud and abuse, product sampling, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar or more onerous (i.e., prohibition on direct-to-consumer advertising that does not exist in the United States) restrictions and requirements imposed by laws and government regulators in those countries.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code was eliminated beginning in 2019. In addition, litigation may result in the repeal or replacement of prevent some or all of the Affordable Care Act legislation from taking effect. For example, on December 14, 2018, the U.S. District Court for the Northern District of Texas held that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the United States Supreme Court has yet ruled on the constitutionality of the Affordable Care Act on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform efforts of the Biden administration will impact the Affordable Care Act and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses, including costs associated with public company reporting and other SEC requirements. We have also incurred, and will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states and localities will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, New York City has been significantly impacted by the COVID-19 pandemic and, due to safety considerations for our employees and government restrictions, we have been unable to use our facilities located there for an extended period of time. Our contract manufacturer’s and suppliers’ facilities are located in multiple locations where there have been similar working restrictions in place for the COVID-19 pandemic and where other natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism and other geo-political unrest, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

Certain stockholders have consent rights over certain significant matters of our business. These include decisions to effect a merger or other similar transaction, changes to our principal business, and the sale or other transfer of TARA-002 or other assets with an aggregate value of more than $2,500,000. As a result, these stockholders, have significant influence over certain matters that require approval by our stockholders.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (that could include fines or penalties), a disruption of our clinical trials or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients in connection with clinical trials, or “Process” or “Processing”, necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to the Processing of personal data by us and on our behalf, or collectively, Data Protection Requirements. The number and scope of Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other. If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations, or each, a Material Adverse Impact.

For example, in the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.

There are also an increasing number of laws, regulations and industry standards concerning privacy, data protection and information security in various international jurisdictions. For example, in May 2018 the European Union’s, or EU, General Data Protection Regulation (EU) 2016/679, or GDPR, came into effect across the European Economic Area, or EEA. Also, notwithstanding the United Kingdom’s, or UK withdrawal from the EU, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused Processing operations. European data protection laws provide robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including, for example, under the GDPR, fines of up to €20 million or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher.

Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; broadening the definition of personal data to possibly include ‘pseudonymized’ or key-coded data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; introducing obligations to honor increased rights for data subjects; formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators. The GDPR also includes restrictions on cross-border data transfers. Recent developments in Europe have created uncertainty regarding how to lawfully transfer data from Europe to the United States and, as a result, we could have difficulty transferring personal data, including patient data, internationally.

These laws exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and may require us to modify our Processing practices at substantial costs and expenses in an effort to comply. Given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf.

We may publish privacy policies and other documentation regarding our Processing of personal data and/or other confidential, proprietary or sensitive information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or have other Material Adverse Impacts.

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

If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in a Material Adverse Impact.

In the ordinary course of our business, we may Process (as defined above) proprietary, confidential and sensitive information, including personal data (including, key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties, or collectively, Sensitive Information.

We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf. We may also share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, or any, a Security Breach, it may result in a Material Adverse Impact (as defined above), including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs. In the first quarter of 2020, our email server was compromised in a cyber-attack. We quickly isolated the incident and have, since, implemented additional risk prevention measures.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. For example, the loss of access to (e.g., via a denial of service attack) or loss of clinical trial data (e.g., via a ransomware attack) that we may have collected from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyber attacks, loss of data or other computer assets, and other similar issues. Due to the COVID-19 pandemic, a significant portion of our workforce works remotely that has increased the risk to our information technology assets and data.

We may be required to expend additional, significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. Even if we were to take and have taken security measures designed to protect against Security Breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Breaches and Material Adverse Impacts that may arise from such Security Breaches.

Actual or perceived Security Breaches or vulnerabilities, and concerns regarding data privacy, security or Processing may cause some of our actual or prospective customers, collaborators, partners and/or clinical trial participants to stop using our products or services or working with us. This discontinuance, or failure to meet the expectations of such third parties, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of Sensitive Information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

Applicable Data Protection Requirements may require us to notify relevant stakeholders of Security Breaches, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts. There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Requirements related to information security or Security Breaches.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, privacy and security practices, or Security Breaches we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

PROTARA THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2014).
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

3.6	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.1*†	Restated Non-Employee Director Compensation Policy.
10.2*†^	Executive Employment Agreement, effective as of April 19, 2021, by and between the Registrant and Martín Sebastian Olivo, M.D.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and the Consolidated Balance Sheets as of December 31, 2020; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2021 and 2020; and (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020; and (v) the notes to the Condensed Consolidated Financial Statements (unaudited).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.