Form 10-Q
period 2021-06-30
Protara Therapeutics, Inc.
filed 2021-08-05
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021 there were 11,235,731 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,836	$168,598
Restricted cash	-	50
Marketable debt securities, current	37,830	-
Prepaid expenses and other current assets	3,153	787
Total current assets	87,819	169,435

Non-current assets:
Restricted cash, non-current	745	745
Marketable debt securities, non-current	60,378	-
Property and equipment, net	1,769	1,240
Operating lease right-of-use asset	7,648	1,060
Goodwill	29,517	29,517
Other assets, non-current	1,016	1,160
Total assets	$188,892	$203,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,403	$914
Accrued expenses	1,439	1,913
Operating lease liability, current	826	88
Total current liabilities	3,668	2,915

Non-current liabilities:
Operating lease liability, non-current	6,819	999
Total liabilities	10,487	3,914

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred Stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at June 30, 2021 and December 31, 2020, 8,027 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	-	-
Common Stock, $0.001 par value, authorized 100,000,000 shares: Common Stock, 11,233,856 and 11,211,840 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	11	11
Additional Paid in Capital	251,502	245,992
Accumulated Deficit	(73,007)	(46,760)
Accumulated Other Comprehensive Income (Loss)	(101)	-
Total Stockholders’ Equity	178,405	199,243
Total Liabilities and Stockholders’ Equity	$188,892	$203,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Operating expense:
Research & development	$5,887	$2,470	$12,927	$5,534
General & administrative	6,905	4,796	13,445	11,891
Total operating expenses	12,792	7,266	26,372	17,425

Operating loss	(12,792)	(7,266)	(26,372)	(17,425)

Other income, net
Interest income, net	(10)	(126)	(125)	(225)
Total other income, net	(10)	(126)	(125)	(225)

Net loss	(12,782)	(7,140)	(26,247)	(17,200)

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale marketable debt securities	63	-	(101)	-
Total other comprehensive gain (loss)	63	-	(101)	-

Comprehensive Loss	$(12,719)	$(7,140)	$(26,348)	$(17,200)

Weighted Average Shares Outstanding, basic and diluted	11,232,010	5,843,203	11,229,484	5,701,855

Net loss per share, basic and diluted	$(1.14)	$(1.22)	$(2.34)	$(3.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance at January 1, 2020	-	$-	2,627,533	$3	$10,651	$(12,782)	$-	$(2,128)

Issuance of Common Stock in ArTara Private Placement, net of offering costs	-	-	284,875	-	1,867	-	-	1,867
Issuance of Common Stock in Proteon Private Placement, net of offering costs	-	-	1,896,888	2	12,411	-	-	12,413
Issuance of Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	3,879	-	-	-	25,319	-	-	25,319
Reverse business combination	-	-	1,033,907	1	34,532	-	-	34,533
Stock-based compensation - restricted stock units	-	-	-	-	2,430	-	-	2,430
Stock-based compensation - stock options	-	-	-	-	368	-	-	368
Net loss	-	-	-	-	-	(10,060)	-	(10,060)

Balance at March 31, 2020	3,879	$-	5,843,203	$6	$87,578	$(22,842)	$-	$64,742

Stock-based compensation - restricted stock units	-	-	-	-	1,315	-	-	1,315
Stock-based compensation - stock options	-	-	-	-	514	-	-	514
Net loss	-	-	-	-	-	(7,140)	-	(7,140)

Balance at June 30, 2020	3,879	$-	5,843,203	$6	$89,407	$(29,982)	$-	$59,431

Balance at January 1, 2021	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243

Settlement of restricted stock units	-	-	16,766	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	1,303	-	-	1,303
Stock-based compensation - stock options	-	-	-	-	1,437	-	-	1,437
Unrealized losses on available-for-sale marketable debt securities	-	-	-	-	-	-	(164)	(164)
Net loss	-	-	-	-	-	(13,465)	-	(13,465)

Balance at March 31, 2021	8,027	$-	11,228,606	$11	$248,504	$(60,225)	$(164)	$188,126

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	1,360	-	-	1,360
Stock-based compensation - stock options	-	-	-	-	1,638	-	-	1,638
Unrealized gains on available-for-sale marketable debt securities	-	-	-	-	-	-	63	63
Net loss	-	-	-	-	-	(12,782)	-	(12,782)

Balance at June 30, 2021	8,027	$-	11,233,856	$11	$251,502	$(73,007)	$(101)	$178,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(26,247)	$(17,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,738	4,627
Operating lease right-of-use asset	401	39
Depreciation	87	44
Amortization of premium on marketable debt securities	747	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,848)	657
Other Assets, non-current	144	-
Accounts payable	489	200
Accrued expenses	(475)	(1,231)
Operating lease liabilities	(430)	(15)
Net cash used in operating activities	(21,394)	(12,879)

Cash flows (used in)/provided by investing activities:
Cash and restricted cash acquired in connection with the reverse merger with ArTara Therapeutics, Inc.	-	3,719
Purchase of marketable debt securities, available-for-sale	(99,574)	-
Purchase of property and equipment	(616)	(241)
Net cash (used in)/provided by investing activities	(100,190)	3,478

Cash flows (used in)/provided by financing activities:
Proceeds from - ArTara Private Placement, net of offering costs	-	1,867
Proceeds from - Common Stock in Proteon Private Placement, net of offering costs	-	12,413
Proceeds from - Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	-	25,319
Repurchase of shares in connection with settlement of RSUs	(228)	-
Repayments under short-term debt	-	(741)
Net cash (used in)/provided by financing activities	(228)	38,858

Net (decrease)/increase in cash and cash equivalents and restricted cash	(121,812)	29,457
Cash and cash equivalents and restricted cash - beginning of year	169,393	564
Cash and cash equivalents and restricted cash - end of period	$47,581	$30,021

Supplemental cash flow information
Cash paid for:
Interest	$-	$15
Income Taxes	$-	$-

Non-cash investing and financing activities:

Deferred offering costs recognized that were previously recorded in accrued expenses	$-	$122
Purchase of insurance agreement with notes payable	$-	$1,669
Common stock issued in connection with the reverse merger with ArTara Therapeutics, Inc.	$-	$34,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 1 – BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases with significant unmet needs. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of lymphatic malformations (“LMs”) and non-muscle invasive bladder cancer (“NMIBC”). The third program in the portfolio is Intravenous (“IV”) Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition (“PN”) who have intestinal failure associated liver disease (“IFALD”). The fourth program in the portfolio is Vonapanitase, a recombinant human elastase.

Liquidity, Capital Resources and Management Plans

As of June 30, 2021 and December 31, 2020, the Company’s cash, cash equivalents, and marketable debt securities were $145,044 and $168,598, respectively. The Company has not generated revenues since its inception and has incurred net losses of $12,782 and $7,140 for the three months ended June 30, 2021 and 2020, respectively, and $26,247 and $17,200 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, cash flows used in operating activities were $21,394, consisting primarily of a net loss of $26,247 which includes non-cash stock-based compensation charges of $5,738. Since inception, the Company has met its liquidity requirements principally through the sale of its common stock (“Common Stock”) and series 1 convertible preferred stock (“Series 1 Convertible Preferred Stock”). The Company manages its capital resources to ensure the Company will continue as a going concern.

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

Impact of the COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Severe and/or long-term disruptions in the Company’s operations as a result of COVID-19, including in response to related public health directives and orders, will negatively impact its business, operating results and financial condition. Specifically, the Company anticipates that the stress of COVID-19 on healthcare systems around the globe may negatively impact its ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in the trials. The Company also anticipates that the global impact of COVID-19 will negatively impact its ability to conduct nonclinical studies due primarily to laboratory closures and limited availability of personnel. In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit the Company’s ability to access capital, which could in the future negatively affect its liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its Common Stock.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “2020 Annual Report”). Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the 2020 Annual Report. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2020 and 2019 audited consolidated financial statements and notes included in the 2020 Annual Report. The December 31, 2020 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those which result from using such estimates. Management also utilizes various other estimates, including but not limited to the recoverability of the Company’s net deferred tax assets and related valuation allowance, operating lease right-of-use assets and liabilities, determining the fair value and evaluation for impairment of goodwill and stock-based compensation. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the change becomes evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may differ materially from those estimates or assumptions.

Reclassification

Certain amounts in prior periods related to the classification of operating right-of-use assets have been reclassified to conform to current period presentation.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value. The Company’s restricted cash balances consist of cash deposits to collateralize letter of credit obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$46,836	$29,971
Restricted cash, current	-	50
Restricted cash, non-current	745	-
Total cash, cash equivalents, and restricted cash	$47,581	$30,021

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

The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net in the condensed consolidated statements of operations and comprehensive loss. Of the 42 securities in a loss position held by the Company, there were no securities with an other-than-temporary impairment at June 30, 2021. There were no securities in a continuous unrealized loss position for greater than twelve months at June 30, 2021. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments.

Leases

Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred as in the statement of operations and comprehensive loss. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less (“short-term leases”) on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consists principally of cash, cash equivalents and investments in marketable debt securities.

The Company currently invests its excess cash primarily in money market funds and high quality marketable debt securities of corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures at the time forfeitures occur.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 - Income Taxes - (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for annual reporting periods beginning after December 15, 2020. On January 1, 2021, the Company adopted ASU 2019-12. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its consolidated financial statements and disclosures.

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 3 – FAIR VALUE MEASUREMENTS

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Bonds - presented in marketable debt securities, current	$37,852	$-	$(22)	$37,830
Corporate Bonds - presented in marketable debt securities, non-current	60,457	-	(79)	60,378
Total	$98,309	$-	$(101)	$98,208

As of December 31, 2020, the Company did not have any marketable debt securities.

The Company has recorded the securities at fair value in its condensed consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales or maturities of securities in the periods presented.

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

The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2021:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$35,085	$-	$-	$35,085
Corporate bonds - presented in marketable debt securities, current	-	37,830	-	37,830
Corporate bonds - presented in marketable debt securities, non-current	-	60,378	-	60,378
Total assets	$35,085	$98,208	$-	$133,293

As of December 31, 2020, the Company did not have any marketable debt securities or money market funds.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 4 – ACCRUED EXPENSES

Included in the Company’s accrued expenses within the condensed consolidated financial statements are:

	As of,
	June 30, 2021	December 31, 2020
Employee bonuses	$1,001	$1,530
Taxes	20	159
Legal fees	43	156
Research and development costs	197	37
Other expenses	178	31
Total	$1,439	$1,913

NOTE 5 – LEASES

Operating leases

In December 2020, the Company entered in an agreement to lease approximately 10,252 square feet of office space in New York, New York (“Office Lease”), which commenced in April 2021. The office space is owned by an affiliate of Deerfield Management Company, L.P., which together with its affiliates beneficially owned more than 5% of the Company’s voting securities at the time the lease was executed. Management determined that the lease terms were on an arms-length basis. Annual rent is approximately $1,117. The Office Lease has a term of approximately seven years, commenced on April 2, 2021, and contains provisions for a free-rent period, annual rent increases, and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The landlord was deemed to be the accounting owner of the tenant improvements, which were not material for the Office Lease. In conjunction with the Office Lease, the Company established a letter of credit of approximately $745 secured by cash balances included in restricted cash. Variable lease expenses based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years, however, the Company determined at the lease commencement date that it was not reasonably certain to exercise the renewal option and such renewal was excluded from the operating lease right-of-use (“ROU”) asset and operating lease liability recorded for this lease.

In June 2021, the Company amended the existing agreement with its Contract Development and Manufacturing Organization (“CDMO”), establishing a term of eight-years from the amendment date. These lease terms apply to the leased spaces which prior to the amendment, were leased under a quarter-to-quarter arrangement.

Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities represents the Office Lease and the CDMO leased spaces. Cash paid for operating lease liabilities was $401 and $39 during the six months ended June 30, 2021 and 2020, respectively, which is included in operating cash flows. The ROU asset obtained in exchange for operating lease liabilities related to the Office Lease was $6,549.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 5 – LEASES (Continued)

Operating Leases (continued)

Supplemental balance sheet information related to the Company’s leases was as followed:

	As of
Operating leases:	June 30, 2021	December 31, 2020
Operating ROU assets	$7,648	$1,060
Operating lease liability, current	$826	$88
Operating lease liability, non-current	$6,819	$999

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Lease cost	2021	2020	2021	2020
Operating lease cost	$290	$20	$345	$39
Short-term lease cost	26	89	87	149
Total	$316	$109	$432	$188

Variable lease expense for the three and six months ended June 30, 2021 were not material. The Company did not incur variable lease expense for the three and six months ended June 30, 2020.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	As of June 30, 2021	As of December 31, 2020

Weighted-average discount rate	7.0%	12.0%
Weighted-average remaining lease term – operating lease (in months)	85	87

As of June 30, 2021, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating lease
2021 (excluding the six months ended June 30, 2021)	$663
2022	1,327
2023	1,327
2024	1,327
2025	1,395
Thereafter	3,664
Total operating lease payments	9,703
Less: imputed interest	2,058
Present value of future minimum lease payments	$7,645

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain license and collaboration agreements, lease agreements, and employment agreements. Commitments under certain license agreements primarily include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. Commitments under lease agreements consist of future minimum lease payments for operating leases which are further described in Note 5 of this Quarterly Report on Form 10-Q.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

As of June 30, 2021 and December 31, 2020, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 11,233,856 and 11,211,840 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

The holders of Common Stock are entitled to one vote per share.

Authorized Series 1 Convertible Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of Common Stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote.

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

As of June 30, 2021, 324,300 shares remain available to be issued under the 2020 Inducement Plan.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Plan (the “Amended 2014 Plan”). On July 31, 2017, the stockholders approved this amendment.

The Amended 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase each January 1, beginning January 1, 2015 by four percent of the outstanding shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors prior to each such January 1st. The Amended 2014 Plan clarifies that the number of shares for purposes of calculating the evergreen feature includes the number of shares of Common Stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for Common Stock, including, but not limited to, preferred stock or warrants. On January 1, 2021, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 812,889 shares to 1,861,189 shares. As of June 30, 2021, 435,654 shares remain available to be issued under the Amended 2014 Plan.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP initially authorized the issuance of up to 3,513 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. As of June 30, 2021, the authorized number of shares under the 2014 ESPP is 25,037 and the number of shares available for issuance is 20,365. On January 1, 2021, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 25,037 shares. During the six months ended June 30, 2021 and 2020, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit (“RSU”) activities for the six months ended June 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 1/1/2021	274,616	$29.95
Granted	10,500	-
Forfeited	-	-
Vested	(133,624)	29.26
Non-vested 6/30/2021	151,492	$29.26

The fair value of restricted stock units is amortized on a straight-line basis over the requisite service periods of the respective awards. As of June 30, 2021, the unamortized value of RSUs was $3,692. As of June 30, 2021, the weighted average remaining amortization period was 2.0 years. As of June 30, 2021 and December 31, 2020, 233,502 and 132,709 RSUs, respectively, have vested that have not yet been settled into shares of Common Stock.

During the six months ended June 30, 2021, the Company issued 22,016 shares of Common Stock from the net settlement of 32,831 RSUs. The Company paid $228 in connection with the net share settlement of these RSUs.

Stock Option Grants

Options to Directors

During the six months ended June 30, 2021, the Board of Directors granted options for the purchase of 121,750 shares of Common Stock to members of the board of directors. These options were granted under the Company’s 2014 Equity Incentive Plan, had exercise prices ranging from $10.51 to $17.98 per share and a term of 10 years. These options vest ratably over one to three years. The options had a grant date fair value of $1,059.

Options to Employees

During the six months ended June 30, 2021, the Board of Directors granted options for the purchase of 654,550 shares of Common Stock to employees of the Company. These options were granted under the Company’s 2014 Equity Incentive Plan and the 2020 Inducement Plan, had exercise prices ranging from $11.16 to $19.82 per share and a term of 10 years. These options vest ratably over approximately four years. The options had a grant date fair value of $9,353.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Stock Options

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the six months ended June 30,
	2021	2020
Exercise price	$ 10.51 - $ 19.82	$ 24.02 - $ 51.12
Dividend yield	0.00%	0.00%
Expected volatility	92.00% - 98.00%	95.00% - 101.00%
Risk-free interest rate	0.45% - 1.14%	0.40% - 1.69%
Expected life (in years)	5.27 - 6.08	5.27 - 6.08

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

Dividend Rate — The expected dividend rate is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Fair Value of Common Stock — The fair value of the Common Stock is determined by the public market on the date of grant.

The following table summarizes stock option activities for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding 1/1/2021	674,039	$25.23	9.06	$2,311
Granted	776,300	17.35	-	-
Exercised	-	-	-	-
Forfeited	(27,512)	23.22	-	-
Expired	(7,038)	24.25	-	-
Outstanding 6/30/2021	1,415,789	$20.95	9.16	$77

Exercisable as of 6/30/2021	241,568	$23.16	8.22	$53

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Stock Options, continued

The weighted average grant date fair value of the options granted during the six months ended June 30, 2021 and 2020 was $13.41 per share and $25.11 per share, respectively. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of June 30, 2021, the unamortized value of stock options was $16,799. As of June 30, 2021, the weighted average remaining amortization period was 3.08 years.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Restricted Stock Units	$1,360	$1,315	$2,663	$3,745
Stock options	1,638	514	3,075	882
Total	$2,998	$1,829	$5,738	$4,627

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Research and development	$453	$202	$724	$411
General and administrative	2,545	1,627	5,014	4,216
Total	$2,998	$1,829	$5,738	$4,627

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 4% contribution. The 401(k) Plan was implemented in June of 2020. For the three months ended June 30, 2021 and 2020, the Company recorded expense of $58 and $8, respectively, and for the six months ended June 30, 2021 and 2020, the Company recorded expense of $135 and $8, respectively, representing employer contributions under the 401(k) Plan.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 10 – NET LOSS PER COMMON SHARE

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020
Stock options issued and outstanding	1,415,789	518,292
Restricted stock units issued and outstanding	384,994	477,070
Conversion of Series 1 Convertible Preferred Stock	8,029,039	3,880,169
Total potentially dilutive shares	9,829,822	4,875,531

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

In August of 2020, we announced constructive feedback following a pre-Investigational New Drug, or pre-IND, interaction with the Office of Tissues and Advanced Therapies division of the Center for Biologics Evaluation and Research, or CBER, at the FDA on a development plan for TARA-002 in NMIBC. Building on existing data from OK-432, and subject to the acceptance of the IND application, we plan to commence a Phase 1 clinical trial in late 2021 to assess the safety and tolerability of TARA-002 in patients with high grade NMIBC.

Our most advanced clinical program is for LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the U.S. Food and Drug Administration, or FDA, granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. OK-432, the originator compound to TARA-002, has been the standard of care in LMs in Japan for over 20 years. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 studies in lymphatic malformations, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. In April 2021, we announced that based on written feedback from the FDA on an open IND, we intend to complete confirmatory, large-scale, or Good Manufacturing Practices, or GMP, comparability in the second half of 2021 and, upon alignment with FDA on study design, subsequently initiate a clinical study in pediatric LM patients.

TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). Following a pre-IND interaction with the Office of Tissues and Advanced Therapies Division of CBER, the FDA agreed that we have successfully demonstrated initial manufacturing comparability between TARA-002 and OK-432. This initial comparability will be confirmed by GMP scale batches, which are currently underway using the same release tests that have already been approved by the FDA.

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

Since inception, we have incurred significant operating losses. As of June 30, 2021, we had an accumulated deficit of approximately $73.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2021, we had approximately $145.0 million in cash, cash equivalents, and marketable debt securities.

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

Severe and/or long-term disruptions in our operations as a result of COVID-19, including in response to related public health directives and orders will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in the trials. We also anticipate that the global impact of COVID-19 will negatively impact our ability to conduct nonclinical studies due primarily to laboratory closures and limited availability of personnel. In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Interest Income, Net

Interest income, net, consists of interest income earned on our cash, cash equivalents, restricted cash, and marketable debt securities, net of interest expense related to our short-term debt.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Period-to-Period
	2021	2020	Change

Operating expenses:
Research and development	$5,887	$2,470	$3,417
General and administrative	6,905	4,796	2,109
Total operating expenses	12,792	7,266	5,526
Operating loss	(12,792)	(7,266)	(5,526)
Other income, net:
Interest income, net	(10)	(126)	116
Total other income, net	(10)	(126)	116
Net Loss	$(12,782)	$(7,140)	$(5,642)

Research and Development Expenses. During the three months ended June 30, 2021, our research and development expenses were approximately $5.9 million which represented an increase of approximately $3.4 million as compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $2.4 million for manufacturing activities associated with TARA-002, an increase of $0.4 million of non-clinical, clinical and regulatory expenses associated with TARA-002, an increase in stock-based compensation of $0.3 million and an increase in wages and bonuses of $0.7 million. This was partially off-set by a decrease of $0.7 million in R&D consultants.

General and Administrative Expenses. During the three months ended June 30, 2021, our general and administrative expenses were approximately $6.9 million which represented an increase of approximately $2.1 million as compared to the three months ended June 30, 2020. The increase is principally due to an increase of $0.9 million of stock-based compensation, an increase of $0.7 million in wages and bonuses, and an increase of $0.2 million in expenses associated with the opening of our new corporate headquarters in New York, NY.

Interest Income, Net. During the three months ended June 30, 2021, interest income, net was approximately $0.0 million which represented a decrease of approximately $0.1 million as compared to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2021	2020	Change

Operating expenses:
Research and development	$12,927	$5,534	$7,393
General and administrative	13,445	11,891	1,554
Total operating expenses	26,372	17,425	8,947
Operating loss	(26,372)	(17,425)	(8,947)
Other income, net:
Interest income, net	(125)	(225)	100
Total other income, net	(125)	(225)	100
Net Loss	$(26,247)	$(17,200)	$(9,047)

Research and Development Expenses. During the six months ended June 30, 2021, our research and development expenses were approximately $12.9 million which represented an increase of approximately $7.4 million as compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $5.3 million for manufacturing activities associated with TARA-002, an increase of $1.5 million of non-clinical, clinical and regulatory expenses associated with TARA-002, an increase in wages and bonuses of $1.0 million and an increase in stock-based compensation of $0.4 million. This was partially off-set by a decrease of $1.1 million in R&D consultants and a decrease of $0.5 million in data management.

General and Administrative Expenses. During the six months ended June 30, 2021, our general and administrative expenses were approximately $13.4 million which represented an increase of approximately $1.6 million as compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $1.3 million in wages and bonuses, an increase of $0.5 million in expenses for development of commercial capabilities, and an increase of $0.8 million in stock-based compensation. This was partially off-set by a decrease of $0.8 million in consulting fees and a decrease of $0.4 million in legal fees, as we incurred significant one-time expenses in the first quarter of 2020 upon the closing of the reverse merger.

Interest Income, Net. During the six months ended June 30, 2021, interest income, net was approximately $0.1 million which represented a decrease of approximately $0.1 million as compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

Overview

As of June 30, 2021 and December 31, 2020, the Company’s cash, cash equivalents, and marketable debt securities were $145.0 million and $168.6 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $12.8 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and $26.2 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, cash flows used in operating activities were approximately $21.4 million, consisting primarily of a net loss of approximately $26.2 million which includes non-cash stock-based compensation charges of approximately $5.7 million. Since inception, we have met our liquidity requirements principally through the sale of our equity in private placements.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2021	2020	Change

Net cash used in operating activities	$(21,394)	$(12,879)	$(8,515)
Net cash (used in)/provided by investing activities	(100,190)	3,478	(103,668)
Net cash (used in)/provided by financing activities	(228)	38,858	(39,086)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	$(121,812)	$29,457	$(151,269)

Comparison of the Six Months Ended June 30, 2021 and 2020

Net cash used in operating activities was $21.4 million for the six months ended June 30, 2021 compared to $12.9 million for the six months ended June 30, 2020. The increase of $8.5 million in cash used in operating activities was primarily driven by an increased net loss of $9.0 million, an increase in prepaid expenses and other current assets of $2.5 million, off-set by an increase in accounts payable of $0.3 million an increase of $0.8 million of accrued expenses.

Net cash used in investing activities was $100.2 million for the six months ended June 30, 2021 compared to net cash provided by investing activities of $3.5 million in the six months ended June 30, 2020. The change of $103.7 million was primarily due to the purchase of debt securities, available-for-sale of $99.6 million during the six months ended June 30, 2021.

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $38.9 million for the six months ended June 30, 2020. The net cash used in financing of $0.2 million for the six months ended June 30, 2021 was for the repurchase of shares in connection with the settlement of restricted stock units. The net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of the proceeds, net of offering costs, from private placements of $39.6 million in connection with the reverse merger.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing the company, business planning, raising capital, developing our pipeline assets (TARA-002 and IV Choline Chloride), identifying product candidates, and other research and development. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, nor have we ever generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

Our regulatory strategy for TARA-002 requires that we demonstrate that TARA-002 is the same biologic substance as OK-432, which is currently manufactured in Japan and marketed in Japan and Taiwan by Chugai. The FDA has agreed that we have successfully demonstrated initial manufacturing comparability between TARA-002 and OK-432; we are currently conducting three large-scale batch runs to confirm comparability. GMP scale up is currently in process and we have initiated GMP comparability runs. There can be no assurances that our contract manufacturer will be able to produce a sufficiently comparable product or that the FDA will find such substances comparable for use in our planned pediatric LMs trial or permit us to use any of the data from prior clinical trials as part of a future BLA submission for TARA-002.

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

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

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

Further, we believe that future coverage and reimbursement likely will be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for our products may not be available or adequate in either the United States or international markets, which could harm our business, financial condition, operating results and prospects. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform measures could hinder or prevent the commercial success of our product candidates.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, which is commonly referred to as the “individual mandate,” was eliminated beginning in 2019. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse, privacy, transparency, and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct business. The healthcare laws and regulations that may affect our ability to operate include but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Prescription Drug Marketing Act (for sampling of drug product among other things); the federal physician sunshine requirements under the Affordable Care Act; the Foreign Corrupt Practices Act as it applies to activities outside of the United States; the federal Right-to-Try legislation; and similar state laws of such federal laws, which may be broader in scope.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain the analytical profile indexes, or APIs, and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, we may be unable to continue to develop or commercialize our products and product candidates.

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

In addition, the United States is currently experiencing a decrease in unemployment rates and an increasingly competitive labor market, which may result in difficulties in hiring or retaining sufficient qualified personnel to maintain and grow our business. We are uncertain as to the employment environment in the future, or how that environment will impact our workforce, including our ability to retain qualified management and other key personnel.

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

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (collectively, “Process” or “Processing”) personal information and other information, including information we collect about patients in connection with clinical trials, or, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

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

For example, in the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain.  Further, the new California Privacy Rights Act, or CPRA, which was passed in November 2020, substantially expands the CCPA’s requirements effective January 1, 2023.The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. The federal government is also considering comprehensive privacy legislation.

There are also an increasing number of laws, regulations and industry standards concerning privacy, data protection and information security in various international jurisdictions. For example, in May 2018, the European Union’s, or EU, General Data Protection Regulation (EU) 2016/679, or GDPR, came into effect across the European Economic Area, or EEA. Also, notwithstanding the United Kingdom’s, or UK withdrawal from the EU, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused Processing operations. European data protection laws provide robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including, for example, under the GDPR, fines of up to €20 million or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher.

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

The GDPR also includes restrictions on cross-border data transfers. Recent developments in Europe have created uncertainty regarding how to lawfully transfer data from Europe to the United States and, as a result, we could have difficulty transferring personal data, including patient data, internationally. On July 15, 2020, the Court of Justice of the European Union, or CJEU, invalidated the primary compliance mechanism on which many companies relied for such transfers, namely, the EU-US Privacy Shield, and raised questions about the viability of an alternative compliance mechanism on which companies have relied, namely, the European Commission’s Standard Contractual Clauses. As a result, there is substantial uncertainty about whether personal information can be transferred from Europe to the US in compliance with the cross-border data transfer restrictions of the GDPR. We may be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with these requirements, and there is no assurance they will be successful.

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

PROTARA THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2014).
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
3.6	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.12†^	Executive Employment Agreement, effective as of April 19, 2021, by and between the Registrant and Martín Sebastian Olivo, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2021).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.