Form 10-Q
period 2021-09-30
Protara Therapeutics, Inc.
filed 2021-11-04
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TARA	The Nasdaq Capital Market

As of November 3, 2021 there were 11,235,731 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

EXHIBIT INDEX		50

SIGNATURES		51

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these forward-looking statements by the use of words such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.

These forward-looking statements include, but are not limited to, statements about:

●	the impact of the novel coronavirus disease, or COVID-19, pandemic on our business and operations as well as the business or operations of our manufacturers, research partners, other third parties with whom we conduct business and regulatory agencies;

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our planned clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to remain listed on the Nasdaq Capital Market;

●	the impact of government laws and regulations;

●	the timing or likelihood of regulatory filings and approvals; and

●	our ability to protect our intellectual property position.

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

ii

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth in Part II, Item 1A, Risk Factors, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission, or SEC, before making investment decisions regarding our securities.

●	We have a very limited operating history and have never generated any revenues.

●	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	The COVID-19 pandemic could adversely impact our business, including our clinical development plans.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride.

●	We have never made a biologics license application, or BLA, or new drug application, or NDA, submission or conducted a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication for which we plan to pursue is the treatment of lymphatic malformations, or LMs. There are no therapies for the treatment of LMs approved by the United States Food and Drug Administration, or the FDA. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to LMs.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition, and may face competition sooner than anticipated, and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,742	$168,598
Restricted cash	-	50
Marketable debt securities, current	53,016	-
Prepaid expenses and other current assets	1,937	787
Total current assets	95,695	169,435

Non-current assets:
Restricted cash, non-current	745	745
Marketable debt securities, non-current	44,652	-
Property and equipment, net	1,729	1,240
Operating lease right-of-use asset	7,413	1,060
Goodwill	29,517	29,517
Other assets, non-current	946	1,160
Total assets	$180,697	$203,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$928	$914
Accrued expenses	1,920	1,913
Operating lease liability, current	840	88
Total current liabilities	3,688	2,915

Non-current liabilities:
Operating lease liability, non-current	6,603	999
Total liabilities	10,291	3,914

Commitments and Contingencies (Note 6)

Stockholders’ Equity

Preferred Stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at September 30, 2021 and December 31, 2020, 8,027 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	-	-
Common Stock, $0.001 par value, authorized 100,000,000 shares:
Common Stock, 11,235,731 and 11,211,840 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	11	11
Additional Paid in Capital	254,218	245,992
Accumulated Deficit	(83,784)	(46,760)
Accumulated Other Comprehensive Income (Loss)	(39)	-
Total Stockholders’ Equity	170,406	199,243
Total Liabilities and Stockholders’ Equity	$180,697	$203,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Operating expense:
Research & development	$4,093	$2,796	$17,020	$8,330
General & administrative	6,737	5,266	20,182	17,157
Total operating expenses	10,830	8,062	37,202	25,487

Operating loss	(10,830)	(8,062)	(37,202)	(25,487)

Other income, net
Interest income, net	(53)	(92)	(178)	(317)
Total other income, net	(53)	(92)	(178)	(317)

Net loss	(10,777)	(7,970)	(37,024)	(25,170)

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale marketable debt securities	62	-	(39)	-
Total other comprehensive gain (loss)	62	-	(39)	-

Comprehensive Loss	$(10,715)	$(7,970)	$(37,063)	$(25,170)

Weighted Average Shares Outstanding, basic and diluted	11,235,507	6,324,295	11,231,513	5,910,849

Net loss per share, basic and diluted	$(0.96)	$(1.26)	$(3.30)	$(4.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at January 1, 2020	-	$-	2,627,533	$3	$10,651	$(12,782)	$-	$(2,128)

Issuance of Common Stock in ArTara Private Placement, net of offering costs	-	-	284,875	-	1,867	-	-	1,867
Issuance of Common Stock in Proteon Private Placement, net of offering costs	-	-	1,896,888	2	12,411	-	-	12,413
Issuance of Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	3,879	-	-	-	25,319	-	-	25,319
Reverse business combination	-	-	1,033,907	1	34,532	-	-	34,533
Stock-based compensation - restricted stock units	-	-	-	-	2,430	-	-	2,430
Stock-based compensation - stock options	-	-	-	-	368	-	-	368
Net loss	-	-	-	-	-	(10,060)	-	(10,060)

Balance at March 31, 2020	3,879	$-	5,843,203	$6	$87,578	$(22,842)	$-	$64,742

Stock-based compensation - restricted stock units	-	-	-	-	1,315	-	-	1,315
Stock-based compensation - stock options	-	-	-	-	514	-	-	514
Net loss	-	-	-	-	-	(7,140)	-	(7,140)

Balance at June 30, 2020	3,879	$-	5,843,203	$6	$89,407	$(29,982)	$-	$59,431

Settlement of RSUs	-	-	20,870	-	-	-	-	-
Exercise of stock options	-	-	57,767	-	530	-	-	530
Issuance of Common Stock in public offering, net of offering costs	-	-	4,600,000	5	73,566	-	-	73,571
Issuance of Series 1 Convertible Preferred in public offering, net of offering costs	4,148	-	-	-	66,283	-	-	66,283
Stock-based compensation - stock options	-	-	-	-	1,474	-	-	1,474
Stock-based compensation - restricted stock units	-	-	-	-	1,307	-	-	1,307
Net loss	-	-	-	-	-	(7,970)	-	(7,970)

Balance at September 30, 2020	8,027	$-	10,521,840	$11	$232,567	$(37,952)	$-	$194,626

Balance at January 1, 2021	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243

Settlement of restricted stock units	-	-	16,766	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	1,303	-	-	1,303
Stock-based compensation - stock options	-	-	-	-	1,437	-	-	1,437
Unrealized losses on available-for-sale marketable debt securities	-	-	-	-	-	-	(164)	(164)
Net loss	-	-	-	-	-	(13,465)	-	(13,465)

Balance at March 31, 2021	8,027	$-	11,228,606	$11	$248,504	$(60,225)	$(164)	$188,126

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	1,360	-	-	1,360
Stock-based compensation - stock options	-	-	-	-	1,638	-	-	1,638
Unrealized gains on available-for-sale marketable debt securities	-	-	-	-	-	-	63	63
Net loss	-	-	-	-	-	(12,782)	-	(12,782)

Balance at June 30, 2021	8,027	$-	11,233,856	$11	$251,502	$(73,007)	$(101)	$178,405

Settlement of restricted stock units	-	-	1,875	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	1,307	-	-	1,307
Stock-based compensation - stock options	-	-	-	-	1,409	-	-	1,409
Unrealized gains on available-for-sale marketable debt securities	-	-	-	-	-	-	62	62
Net loss	-	-	-	-	-	(10,777)	-	(10,777)

Balance at September 30, 2021	8,027	$-	11,235,731	$11	$254,218	$(83,784)	$(39)	$170,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(37,024)	$(25,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,454	7,407
Operating lease right-of-use asset	712	61
Depreciation	63	71
Amortization of premium on marketable debt securities	1,280	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(605)	1,107
Other Assets, non-current	213	(42)
Accounts payable	14	1,197
Accrued expenses	5	(1,236)
Operating lease liabilities	(707)	(36)
Net cash used in operating activities	(27,595)	(16,641)

Cash flows (used in)/provided by investing activities:
Cash and restricted cash acquired in connection with the reverse merger with ArTara Therapeutics, Inc.	-	3,719
Purchase of marketable debt securities, available-for-sale	(115,959)	-
Proceeds from maturity of marketable debt securities, available-for-sale	2,600	-
Proceeds from redemption of marketable debt securities, available-for-sale	13,828	-
Purchase of property and equipment	(552)	(373)
Net cash (used in)/provided by investing activities	(100,083)	3,346

Cash flows (used in)/provided by financing activities:
Proceeds from - ArTara Private Placement, net of offering costs	-	1,867
Proceeds from - Common Stock in Proteon Private Placement, net of offering costs	-	12,413
Proceeds from - Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	-	25,319
Proceeds from September Series 1 Convertible Preferred, net of offering costs	-	66,284
Proceeds from September Common Stock, net of offering costs	-	73,571
Repayments under short-term debt	-	(1,298)
Proceeds from the exercise of stock options	-	530
Repurchase of shares in connection with settlement of RSUs	(228)	-
Net cash (used in)/provided by financing activities	(228)	178,686

Net (decrease)/increase in cash and cash equivalents and restricted cash	(127,906)	165,391
Cash and cash equivalents and restricted cash - beginning of year	169,393	564
Cash and cash equivalents and restricted cash - end of period	$41,487	$165,955

Supplemental cash flow information
Cash paid for:
Interest	$-	$26
Income Taxes	$-	$-

Non-cash investing and financing activities:

Deferred offering costs recognized that were previously recorded in accrued expenses	$-	$122
Purchase of insurance agreement with notes payable	$-	$1,669
Common stock issued in connection with the reverse merger with ArTara Therapeutics, Inc.	$-	$34,533

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

Liquidity, Capital Resources and Management Plans

As of September 30, 2021 and December 31, 2020, the Company’s cash, cash equivalents, and marketable debt securities were $138,410 and $168,598, respectively. The Company has not generated revenues since its inception and has incurred net losses of $10,777 and $7,970 for the three months ended September 30, 2021 and 2020, respectively, and $37,024 and $25,170 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, cash flows used in operating activities were $27,595, consisting primarily of a net loss of $37,024 which includes non-cash stock-based compensation charges of $8,454. Since inception, the Company has met its liquidity requirements principally through the sale of its common stock (“Common Stock”) and series 1 convertible preferred stock (“Series 1 Convertible Preferred Stock”). The Company manages its capital resources to ensure the Company will continue as a going concern.

The Company is in the business of developing biopharmaceuticals and has no current or near-term revenues. The Company has incurred substantial clinical and other costs in its drug development efforts. The Company will need to raise additional capital in order to fully realize management’s plans.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2020 and 2019 audited consolidated financial statements and notes included in the 2020 Annual Report. The December 31, 2020 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$40,742	$165,905
Restricted cash, current	-	50
Restricted cash, non-current	745	-
Total cash, cash equivalents, and restricted cash	$41,487	$165,955

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

The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net in the condensed consolidated statements of operations and comprehensive loss. Of the 36 securities in a loss position held by the Company, there were no securities with an other-than-temporary impairment at September 30, 2021. There were no securities in a continuous unrealized loss position for greater than twelve months at September 30, 2021. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for annual reporting periods beginning after December 15, 2020. On January 1, 2021, the Company adopted ASU 2019-12. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 3 – FAIR VALUE MEASUREMENTS

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Bonds - presented in marketable debt securities, current	$53,018	$-	$(2)	$53,016
Corporate Bonds - presented in marketable debt securities, non-current	44,689	-	(37)	44,652
Total	$97,707	$-	$(39)	$97,668

As of December 31, 2020, the Company did not have any marketable debt securities.

The Company has recorded the securities at fair value in its condensed consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. Cash proceeds realized from maturities and redemptions of securities available-for-sale as of September 30, 2021 were $2,600 and $13,828, respectively. There were no sales or maturities of securities in the periods presented.

Gross realized gains and losses on the redemptions of investments have not been material to the Company’s consolidated statement of operations.

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

The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2021:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$29,942	$-	$-	$29,942
Corporate bonds - presented in marketable debt securities, current	-	53,016	-	53,016
Corporate bonds - presented in marketable debt securities, non-current	-	44,652	-	44,652
Total assets	$29,942	$97,668	$-	$127,610

As of December 31, 2020, the Company did not have any marketable debt securities or money market funds.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 4 – ACCRUED EXPENSES

Included in the Company’s accrued expenses within the condensed consolidated financial statements are:

	As of,
	September 30, 2021	December 31, 2020
Payroll	$1,455	$1,530
Taxes	30	159
Legal fees	26	156
Research and development costs	142	37
Other expenses	267	31
Total	$1,920	$1,913

NOTE 5 – LEASES

Operating leases

In December 2020, the Company entered into an agreement to lease approximately 10.3 square feet of office space in New York, New York (“Office Lease”), which commenced in April 2021. The office space is owned by an affiliate of Deerfield Management Company, L.P., which together with its affiliates beneficially owned more than 5% of the Company’s voting securities at the time the lease was executed. Management determined that the lease terms were on an arms-length basis. Annual rent is approximately $1,117. The Office Lease has a term of approximately seven years, commenced on April 2, 2021, and contains provisions for a free-rent period, annual rent increases, and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The landlord was deemed to be the accounting owner of the tenant improvements, which were not material for the Office Lease. In conjunction with the Office Lease, the Company established a letter of credit of approximately $745 secured by cash balances included in restricted cash. Variable lease expenses based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years, however, the Company determined at the lease commencement date that it was not reasonably certain to exercise the renewal option and such renewal was excluded from the operating lease right-of-use (“ROU”) asset and operating lease liability recorded for this lease.

In June 2021, the Company amended the existing agreement with its Contract Development and Manufacturing Organization (“CDMO”), establishing a term of eight-years from the amendment date. These lease terms apply to the leased spaces which prior to the amendment, were leased under a quarter-to quarter arrangement.

Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities represents the Office Lease and the CDMO leased spaces. Cash paid for operating lease liabilities was $707 and $61 during the nine months ended September 30, 2021 and 2020, respectively, which is included in operating cash flows. The ROU asset obtained in exchange for operating lease liabilities related to the Office Lease was $6,549.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 5 – LEASES (Continued)

Operating leases, continued

Supplemental balance sheet information related to the Company’s leases was as followed:

	As of
Operating leases:	September 30, 2021	December 31, 2020
Operating ROU assets	$7,413	$1,060
Operating lease liability, current	$840	$88
Operating lease liability, non-current	$6,603	$999

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Lease cost	2021	2020	2021	2020
Operating lease cost	$367	$21	$712	$61
Short-term lease cost	4	3	92	151
Total	$371	$24	$804	$212

Variable lease expense for the three and nine months ended September 30, 2021 were not material. The Company did not incur variable lease expense for the three and nine months ended September 30, 2020.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	As of September 30, 2021	As of December 31, 2020

Weighted-average discount rate	7.0%	12.0%
Weighted-average remaining lease term – operating lease (in months)	82	87

As of September 30, 2021, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating lease
2021 (excluding the nine months ended September 30, 2021)	$332
2022	1,327
2023	1,327
2024	1,327
2025	1,395
Thereafter	3,664
Total operating lease payments	9,372
Less: imputed interest	1,929
Present value of future minimum lease payments	$7,443

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

As of September 30, 2021 and December 31, 2020, the Company has 100,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, of which 11,235,731 and 11,211,840 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

The holders of Common Stock are entitled to one vote per share.

Authorized Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of Common Stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

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

As of September 30, 2021, 353,734 shares remain available to be issued under the 2020 Inducement Plan.

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

The Amended 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase each January 1, beginning January 1, 2015 by four percent of the outstanding shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors prior to each such January 1st. The Amended 2014 Plan clarifies that the number of shares for purposes of calculating the evergreen feature includes the number of shares of Common Stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for Common Stock, including, but not limited to, preferred stock or warrants. On January 1, 2021, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 812,889 shares to 1,861,189 shares. As of September 30, 2021, 436,154 shares remain available to be issued under the Amended 2014 Plan.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP initially authorized the issuance of up to 3,513 shares of Common Stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. On January 1, 2021, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 25,037 shares. As of September 30, 2021, the authorized number of shares under the 2014 ESPP is 25,037 and the number of shares available for issuance is 20,365. During the nine months ended September 30, 2021 and 2020, no shares were issued under the 2014 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit (“RSU”) activities for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 1/1/2021	274,616	$29.95
Granted	10,500	-
Forfeited	-	-
Vested	(171,686)	29.40
Non-vested 9/30/2021	113,430	$29.04

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

The fair value of restricted stock units is amortized on a straight-line basis over the requisite service periods of the respective awards. As of September 30, 2021, the unamortized value of RSUs was $2,385. As of September 30, 2021, the weighted average remaining amortization period was 2.27 years. As of September 30, 2021 and December 31, 2020, 269,689 and 132,709 RSUs, respectively, have vested that have not yet been settled into shares of Common Stock.

During the nine months ended September 30, 2021, the Company issued 23,891 shares of Common Stock from the net settlement of 34,706 RSUs. The Company paid $228 in connection with the net share settlement of these RSUs.

Stock Option Grants

Options to Directors

During the nine months ended September 30, 2021, the Board of Directors granted options for the purchase of 121,750 shares of Common Stock to members of the board of directors. These options were granted under the Company’s 2014 Equity Incentive Plan, had exercise prices ranging from $10.51 to $17.98 per share and a term of 10 years. These options vest ratably over one to three years. The options had a grant date fair value of $1,059.

Options to Employees

During the nine months ended September 30, 2021, the Company granted options for the purchase of 658,550 shares of Common Stock to employees of the Company. These options were granted under the Company’s 2014 Equity Incentive Plan and the 2020 Inducement Plan, had exercise prices ranging from $8.23 to $19.82 per share and a term of 10 years. These options vest ratably over approximately four years. The options had a grant date fair value of $9,380.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Stock Options

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the nine months ended September 30,
	2021	2020
Exercise price	$ 8.23 - $ 19.82	$ 20.51 - $ 51.12
Dividend yield	0.00%	0.00%
Expected volatility	91.00% - 98.00%	95.00% - 101.00%
Risk-free interest rate	0.45% - 1.14%	0.28% - 1.69%
Expected life (in years)	5.27 - 6.08	5.27 - 6.08

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

Dividend Rate — The expected dividend rate is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Fair Value of Common Stock — The fair value of the Common Stock is determined by the public market on the date of grant.

The following table summarizes stock option activities for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding 1/1/2021	674,039	$25.23	9.06	$2,311
Granted	780,300	17.31	-	-
Exercised	-	-	-	-
Forfeited	(60,696)	21.74	-	-
Expired	(7,788)	25.29	-	-
Outstanding 9/30/2021	1,385,855	$20.92	8.89	$-

Exercisable as of 9/30/2021	329,046	$22.76	8.13	$-

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

Stock Options, continued

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2021 and 2020 was $13.38 per share and $23.23 per share, respectively. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of September 30, 2021, the unamortized value of stock options was $14,892. As of September 30, 2021, the weighted average remaining amortization period was 2.88 years.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Restricted Stock Units	$1,307	$1,307	$3,970	$5,051
Stock options	1,409	1,474	4,484	2,356
Total	$2,716	$2,781	$8,454	$7,407

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Research and development	$392	$158	$1,114	$568
General and administrative	2,324	2,623	7,340	6,839
Total	$2,716	$2,781	$8,454	$7,407

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 4% contribution. The 401(k) Plan was implemented in June of 2020. For the three months ended September 30, 2021 and 2020, the Company recorded expense of $50 and $34, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recorded expense of $185 and $42, respectively, representing employer contributions under the 401(k) Plan.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NOTE 10 – NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the basic weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including outstanding stock options, unsettled restricted stock units, and convertible preferred stock. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Stock options issued and outstanding	1,385,855	622,339
Restricted stock units issued and outstanding	383,119	407,325
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	9,798,013	9,058,703

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

Overview

We are a New York City based clinical-stage biopharmaceutical company committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases with significant unmet needs. We prioritize creativity, diverse perspectives, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan for LMs and multiple oncologic indications. It has never been approved outside Japan and Taiwan and we have secured worldwide rights to the asset excluding Japan and Taiwan and have begun to explore its use in rare disease and oncology indications. We are developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

TARA-002’s lead oncology program is in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette-Guerin, or BCG. The mechanism of TARA-002 is similar to BCG. Both TARA-002 and BCG are intravesically administered and elicit a Th1 type immune response and locally activated generally similar array of cytokines and immune cells.

On October 12, 2021, we announced that the Office of Tissues and Advanced Therapies Division, or the OTAT Division, of the FDA’s Center for Biologics Evaluation and Research, or CBER, cleared our Investigational New Drug, or IND, application for TARA-002 in NMIBC, including confirmatory, Good Manufacturing Practice, or GMP, -scale comparability data for TARA-002 in relation to OK-432. We plan to commence a Phase 1 dose-finding, open-label clinical trial by year-end to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with high-grade carcinoma in situ and high-grade papillary tumors (Ta). In the initial dose escalation phase of the trial, patients will receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a maximum tolerated dose and recommended dose for a future Phase 2 clinical trial.

Our most advanced clinical program for TARA-002 is for LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. OK-432, the originator compound to TARA-002, has been the standard of care in LMs in Japan for over 20 years. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. The IND for TARA-002 for LMs was originally opened under the Vaccines and Related Products Division of the FDA, or Vaccines Division. We have recently submitted to the Vaccines Division an updated IND with the completed confirmatory, GMP-scale comparability data for TARA-002 in relation to OK-432. We plan to engage the FDA on the design, and subsequently initiate a clinical trial in pediatric LM patients.

TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). Following a pre-IND interaction with the OTAT Division, it was agreed that we have successfully demonstrated initial manufacturing comparability between TARA-002 and OK-432. The confirmatory, GMP-scale comparability data were reviewed by the OTAT Division as part of the clearance of the IND for TARA-002 in NMIBC.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. Following a positive end of Phase 2 meeting with the FDA, we received feedback on the design of the studies necessary to complete the registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic trial and a Phase 3 clinical trial. Prior to initiating these clinical trials, we are undertaking a prevalence study to enhance understanding of the PN patient population and we plan to use this information to determine the next steps for the development program. On September 13, 2021, we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently undertaking the prospective part of the study, which is a multi-center, cross-sectional observational study that will assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in approximately 300 patients dependent on PN.

Our fourth program, vonapanitase, is a recombinant human elastase. We are reviewing the research, preclinical, and clinical data of vonapanitase and have not yet determined whether to pursue further development of this product candidate in the future.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. TARA-002 is in later stage development for LMs and has not yet been approved for use for treatment of LMs, NMIBC or any other indications. We do not expect to generate revenues in the near-term, if ever. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital.

Since inception, we have incurred significant operating losses. As of September 30, 2021, we had an accumulated deficit of approximately $83.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2021, we had approximately $138.4 million in cash, cash equivalents, and marketable debt securities.

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

Severe and/or long-term disruptions in our operations as a result of COVID-19, including in response to related public health directives and orders will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in the trials. We also anticipate that the global impact of COVID-19 will negatively impact our ability to conduct non-clinical studies due primarily to laboratory closures and limited availability of personnel. In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

General and Administrative

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, in executive and other administrative functions. Other general and administrative expenses also include professional fees for legal, patent review, consulting and accounting services, facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Period-to-Period
	2021	2020	Change

Operating expenses:
Research and development	$4,093	$2,796	$1,297
General and administrative	6,737	5,266	1,471
Total operating expenses	10,830	8,062	2,768
Operating loss	(10,830)	(8,062)	(2,768)
Other income, net:
Interest income, net	(53)	(92)	39
Total other income, net	(53)	(92)	39
Net Loss	$(10,777)	$(7,970)	$(2,807)

Research and Development Expenses. During the three months ended September 30, 2021, our research and development expenses were approximately $4.1 million which represented an increase of approximately $1.3 million as compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $0.8 million of non-clinical, clinical and regulatory expenses associated with TARA-002, an increase in stock-based compensation of $0.2 million, and an increase of $0.2 million in compensation, benefits and other employee-related expenses.

General and Administrative Expenses. During the three months ended September 30, 2021, our general and administrative expenses were approximately $6.7 million which represented an increase of approximately $1.5 million as compared to the three months ended September 30, 2020. The increase is principally due to an increase of $0.6 million in compensation, benefits and other employee-related expenses, an increase of $0.5 million in expenses for development of commercial capabilities, and an increase of $0.3 million in expenses associated with the opening of our new corporate office in New York, NY.

Interest Income, Net. During the three months ended September 30, 2021, interest income, net was approximately $0.05 million which represented a decrease of approximately $0.04 million as compared to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2021	2020	Change

Operating expenses:
Research and development	$17,020	$8,330	$8,690
General and administrative	20,182	17,157	3,025
Total operating expenses	37,202	25,487	11,715
Operating loss	(37,202)	(25,487)	(11,715)
Other income, net:
Interest income, net	(178)	(317)	139
Total other income, net	(178)	(317)	139
Net Loss	$(37,024)	$(25,170)	$(11,854)

Research and Development Expenses. During the nine months ended September 30, 2021, our research and development expenses were approximately $17.0 million which represented an increase of approximately $8.7 million as compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $5.1 million for manufacturing activities associated with TARA-002, an increase of $2.5 million of non-clinical, clinical and regulatory expenses associated with TARA-002, and an increase of $1.2 million in compensation, benefits and other employee-related expenses.

General and Administrative Expenses. During the nine months ended September 30, 2021, our general and administrative expenses were approximately $20.2 million which represented an increase of approximately $3.0 million as compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of $1.8 million in compensation, benefits and other employee-related expenses, an increase of $1.0 million in expenses for development of commercial capabilities, an increase of $0.5 million in expenses associated with the opening of our new corporate office in New York, NY, and an increase of $0.5 million in stock-based compensation. This was partially off-set by a decrease of $0.6 million in legal fees, as we incurred significant one-time expenses in the first quarter of 2020 upon the closing of the reverse merger.

Interest Income, Net. During the nine months ended September 30, 2021, interest income, net was approximately $0.2 million which represented a decrease of approximately $0.1 million as compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

Overview

As of September 30, 2021 and December 31, 2020, the Company’s cash, cash equivalents, and marketable debt securities were $138.4 million and $168.6 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $10.8 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, and $37.0 million and $25.2 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cash flows used in operating activities were approximately $27.6 million, consisting primarily of a net loss of approximately $37.0 million which includes non-cash stock-based compensation charges of approximately $8.5 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and Series 1 Convertible Preferred Stock.

We are in the business of developing biopharmaceuticals and have no current or near-term revenues. We have incurred substantial clinical and other costs in our drug development efforts. We will need to raise additional capital in order to fully realize management’s plans.

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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2021	2020	Change

Net cash used in operating activities	$(27,595)	$(16,641)	$(10,954)
Net cash (used in)/provided by investing activities	(100,083)	3,346	(103,429)
Net cash (used in)/provided by financing activities	(228)	178,686	(178,914)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	$(127,906)	$165,391	$(293,297)

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net cash used in operating activities was $27.6 million for the nine months ended September 30, 2021 compared to $16.6 million for the nine months ended September 30, 2020. The increase of $11.0 million in cash used in operating activities was primarily driven by an increased net loss of $11.9 million, which was partially offset by a $3.0 million increase in non-cash items including stock-based compensation, right-of-use asset, and amortization of premium on bonds. There was a decrease in working capital of $2.1 million, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulted from the timing of payments to our service providers.

Net cash used in investing activities was $100.1 million for the nine months ended September 30, 2021 compared to net cash provided by investing activities of $3.3 million in the nine months ended September 30, 2020. The change of $103.4 million resulted primarily from the proceeds from maturity of marketable debt securities, available-for-sale of $2.6 million and proceeds from redemption of marketable debt securities, available-for-sale of $13.8 million. This was offset by the purchases of marketable debt securities, available-for-sale of $116.0 million during the nine months ended September 30, 2021.

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $178.7 million for the nine months ended September 30, 2020. The net cash used in financing of $0.2 million for the nine months ended September 30, 2021 was for the repurchase of shares in connection with the settlement of restricted stock units. The net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of the proceeds, net of offering costs, from both private placements of $39.6 million in connection with the reverse merger in January 2020 and $139.9 million in connection with an underwritten public offering in September 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic could adversely impact our business, including our clinical development plans.

As the COVID-19 pandemic and measures imposed to contain this pandemic continue in the United States and around the world, we may experience disruptions that could severely impact our business, including:

●	interruption of key manufacturing, research and clinical development activities, due to limitations on work and travel imposed or recommended by federal or state governments, employers and others;

●	delays or difficulties in clinical trial site operations, including difficulties in recruiting clinical site investigators and clinical site staff and difficulties in enrolling patients;

●	interruption of key business activities, due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third party service providers;

●	delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;

●	delays or difficulties conducting non-clinical studies due to limitations in employee resources or laboratory closures;

●	difficulties in raising additional capital needed to pursue the development of our programs due to the slowing of our economy and near-term and/or long-term negative effects of the pandemic on the financial, banking and capital markets;

●	changes in local regulations as part of a response to the COVID-19 pandemic outbreak which may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

The global outbreak of COVID-19 continues to evolve. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our operations, employees, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depends on a number of factors, including the following:

●	timely and successful completion of required clinical trials not yet initiated, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	ability for the Vaccines Division to align with the OTAT Division and confirm GMP-scale comparability of TARA-002 and OK-432 for LMs;

●	ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	ability to obtain favorable labeling for TARA-002 and IV Choline Chloride through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	existence of a regulatory environment conducive to the success of TARA-002 and IV Choline Chloride;

●	ability to price TARA-002 and IV Choline Chloride to recover our development costs and generate a satisfactory profit margin; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

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

The COVID-19 pandemic is impacting our business and the business of the third-parties with which we contract for key services related to our clinical development plans. If the crisis persists, it is likely to have a significant delay in our development timelines and result in additional and unexpected costs. Presently, we anticipate that the stress of the COVID-19 pandemic on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in these trials. In addition, it is possible that the stress of the COVID-19 pandemic on regulatory agencies may make it more difficult to collaborate with, and receive guidance from, such agencies, which could delay our development timelines and negatively impact our business.

We have never made a BLA or NDA submission or conducted a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

The conduct of a clinical trials is a long, expensive, complicated and highly regulated process. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we, as a company, have not conducted any clinical trials, or submitted a biological license application, or BLA, or new drug application, or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our planned regulatory submissions or clinical trials would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 and IV Choline Chloride, which would adversely impact our financial performance, as well as subject us to significant contract liabilities.

TARA-002 is an immunopotentiator, and one indication for which we plan to pursue is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to LMs.

To date, there are no FDA-approved therapies for the treatment of LMs. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. We may be delayed in reaching agreement with FDA on the design of a pediatric LMs trial to support approval of TARA-002. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market could decrease our ability to generate sufficient revenue to maintain our business.

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

The commercial success of both TARA-002 and IV Choline Chloride, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and neither may be commercially successful even though the product is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

●	patient demand for approved products that treat the indication for which a product is approved;

●	the effectiveness of the product compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;

●	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;

●	in the case of TARA-002, overcoming physician or patient biases toward alternative treatments for LMs;

●	insurers’ willingness to see the applicable indication as a disease worth treating;

●	proper administration;

●	patient satisfaction with the results, administration and overall treatment experience;

●	limitations or contraindications, warnings, precautions or approved indications for use different than those sought by us that are contained in the final FDA-approved labeling for the applicable product;

●	any FDA requirement to undertake a risk evaluation and mitigation strategy;

●	the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;

●	adverse publicity about a product or favorable publicity about competitive products;

●	new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

●	potential product liability claims or other product-related litigation.

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

With respect to our lead product candidate, TARA-002, for the treatment of LMs and NMIBC, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs if deemed comparable to OK-432 by the Vaccines Division based on the prevalence of the disease. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy.

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

We rely and expect to continue to rely on third-party contract research organizations, or CROs, to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice, or GCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with GCP and good laboratory practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal non-compliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Interim, topline and preliminary data from our clinical trials may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more patient data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary, interim, or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, preliminary, interim, and topline data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure.

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

We have only received the exclusive rights to the materials required to commercialize TARA-002 in territories other than Japan and Taiwan until June 17, 2030, or an earlier date if Chugai terminates the agreement with us for any number of reasons, following which such rights become non-exclusive.

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

If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	impose restrictions on the sale, marketing or manufacturing of the product, amend, suspend or withdraw product approvals or revoke necessary licenses;

●	mandate modifications to promotional and other product-specific materials or require us to provide corrective information to healthcare practitioners or in our advertising;

●	require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions, penalties for non-compliance and, in extreme cases, require an independent compliance monitor to oversee our activities;

●	issue warning letters, bring enforcement actions, initiate surprise inspections, issue show cause notices or untitled letters describing alleged violations, which may be publicly available;

●	commence criminal investigations and prosecutions;

●	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

●	impose other civil or criminal penalties;

●	suspend any ongoing clinical trials;

●	place restrictions on the kind of promotional activities that can be done;

●	delay or refuse to approve pending applications or supplements to approved applications filed by us or our potential partners;

●	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products or require us or our partners to initiate a product recall.

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

Our employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with whom we may collaborate may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, which is commonly referred to as the “individual mandate,” was eliminated beginning in 2019. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.  We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity. Such litigation if brought could impact negatively our business.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses, including costs associated with public company reporting and other SEC requirements. We have also incurred, and will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq.

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

We qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for our investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive due to our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100 million and we have a public float of less than $700 million.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states and localities will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (collectively, “Process” or “Processing”) personal information and other sensitive and confidential information, including information we collect about patients in connection with clinical trials, or, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

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

We are, or may become, subject to U.S. privacy laws. For example, in the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations (up to $7,500 per violation).as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain.  Further, the new California Privacy Rights Act, or CPRA, which was passed in November 2020, substantially expands the CCPA’s requirements effective January 1, 2023.The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. The federal government is also considering comprehensive privacy legislation. We may be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act, or VCDPA, and the Colorado Privacy Act, both of which become effective in 2023.

There are also an increasing number of laws, regulations and industry standards concerning privacy, data protection and information security in various international jurisdictions. For example, in May 2018, the European Union’s, or EU, General Data Protection Regulation (EU) 2016/679, or GDPR, came into effect across the European Economic Area, or EEA. Also, notwithstanding the United Kingdom’s, or UK withdrawal from the EU, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused Processing operations. European data protection laws provide robust regulatory enforcement and greater penalties for non-compliance than previous data protection laws, including, for example, under the GDPR, fines of up to €20 million or 4% of global annual revenue of any non-compliant organization for the preceding financial year, whichever is higher.

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

Recent developments in Europe have created uncertainty regarding how to lawfully transfer data from Europe to the United States and, as a result, we could have difficulty transferring personal data, including patient data, internationally. The GDPR includes restrictions on cross-border data transfers. On July 15, 2020, the Court of Justice of the European Union, or CJEU, invalidated the primary compliance mechanism on which many companies relied for such transfers, namely, the EU-US Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for personal data transfers from Europe to the United States or most other countries. The European Commission recently updated the SCCs. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the SCCs will remain a valid mechanism for personal data transfers out of the EEA. We may be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with these requirements, and there is no assurance they will be successful.

In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to enter the market, which would have an adverse effect on our business.

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

General Risk Factors

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.

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

We may use third-party service providers and subprocessors to help us operate our business and engage in Processing the Sensitive Information on our behalf. We may also share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, or any, a Security Breach, it may result in a Material Adverse Impact (as defined above), including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs. In the first quarter of 2020, our email server was compromised in a cyber-attack. We quickly isolated the incident and have, since, implemented additional risk prevention measures.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. For example, the loss of access to (e.g., via a denial of service attack) or loss of clinical trial data (e.g., via a ransomware attack) that we may have collected from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. We may also be the subject of server malfunction, software or hardware failures, loss of data or other computer assets, and other similar issues. Due to the COVID-19 pandemic, a significant portion of our workforce works remotely, increasing the risk to our information technology assets and data.

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

PROTARA THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Blaine Davis
Blaine Davis Chief Financial Officer
(Principal Financial and Accounting Officer)