Form 10-K
period 2021-12-31
Protara Therapeutics, Inc.
filed 2022-03-09
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-36694

Protara Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4580525
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $74.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2021 of $9.74 per share.

As of March 4, 2022, 11,251,927 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 2, 2022 are incorporated by reference into Part III of this report.

PROTARA THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. Statements, other than statements of historical facts, contained in this document, including statements regarding our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify these forward-looking statements by terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plans,” “estimates,” “anticipates” or the negative version of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic on our business and operations as well as the business or operations of our manufacturers, contract research organizations, study sites or other clinical partners and other third parties with whom we conduct business and regulatory agencies, and the extent and duration thereof;

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our planned clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

●	our ability to remain listed on the Nasdaq Capital Market, or Nasdaq;

●	the impact of government laws and regulations;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	the timing or likelihood of regulatory filings and approvals;

●	our ability to protect our intellectual property position; and

●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions.

We undertake no obligation to update or revise any of the forward-looking statements contained in this Annual Report on Form 10-K after the date of this report, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including the risks, uncertainties and assumptions identified under the heading “Risk Factors” in this Annual Report on Form 10-K.

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth in Part I, Item 1A, Risk Factors, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our securities.

●	We have a limited operating history and have never generated any revenues.

●	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	The COVID-19 pandemic could materially and adversely impact our business, including our clinical development plans and non-clinical research.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride.

●	We have never made a biologics license application, or BLA, or new drug application, or NDA, submission or conducted a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of lymphatic malformations, or LMs. There are no therapies for the treatment of LMs approved by the United States Food and Drug Administration, or the FDA. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to LMs.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

Item 1. Business.

Overview

We are a New York City based clinical-stage biopharmaceutical company committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases. We were founded on the principle of applying modern scientific, regulatory or manufacturing advancements to established mechanisms in order to create new development opportunities. We prioritize creativity, diverse perspectives, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan and Taiwan for LMs, and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and have begun to explore its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG. The mechanism of TARA- 002 is similar to BCG. TARA-002 and BCG are intravesically administered and elicit both a Th1 type immune response and locally activated generally similar array of cytokines and immune cells.

In October 2021, we announced that the Office of Tissues and Advanced Therapies Division, or the OTAT Division, of the FDA’s Center for Biologics Evaluation and Research, or CBER, cleared our Investigational New Drug, or IND, application for TARA-002 in NMIBC. We have commenced a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with high-grade carcinoma in situ and high-grade papillary tumors (Ta). In the initial dose escalation phase of the trial, patients will receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. OK-432, the originator therapy to TARA-002, has been the standard of care in LMs in Japan for over 20 years. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an IND for TARA-002 for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division, and in October 2021 we submitted the completed confirmatory, current Good Manufacturing Practices (cGMP) comparability data for TARA-002 in relation to OK-432 as part of the IND. We are engaged with the FDA to align on a development plan for TARA-002 in LMs.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. Following a positive end of Phase 2 meeting with the FDA, we received feedback on a potential design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic, or PK, trial and a Phase 3 clinical trial. Prior to initiating these clinical trials, we are conducting a prevalence study to enhance understanding of the PN patient population and we plan to use this information to determine the next steps for the development program. In September 2021, we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently conducting the prospective part of the study, which is a multi-center, cross-sectional observational study that will assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in patients dependent on PN.

We had been pursuing an additional program, Vonapanitase, a recombinant human elastase. Following a review of the research, preclinical, and clinical data of Vonapanitase, we have determined to cease further development of this product candidate at this time.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. TARA-002 has not yet been approved for use for treatment of NMIBC, LMs or any other indications. We do not expect to generate revenues in the near-term, if ever. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital.

Our Product Candidate Pipeline

The following chart summarizes the current status of our product candidate pipeline:

*	TARA-002 Granted Rare Pediatric Disease Designation for the treatment of LMs. OK-432 Granted Orphan Drug Designation by the U.S. FDA for the treatment of LMs, which we believe is applicable under established comparability.

**	Granted Orphan Drug and Fast Track Designations by the U.S. FDA
†	Phase 1 PK study to be conducted in addition to Phase 3

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

1. Pursue development of TARA-002 for the treatment of NMIBC and Advance Phase 1 clinical trial.

We have recently commenced a Phase 1 clinical trial to assess the safety and tolerability of TARA-002 in patients with high-grade NMIBC, involving a dose escalation phase in which we are evaluating the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002 to determine dosage for a future Phase 2 clinical trial. We then intend to further assess safety and preliminary signs of anti-tumor activity of TARA-002 in an expanded cohort of our Phase 1 clinical trial.

2. Align with the FDA on a development plan and regulatory pathway for TARA-002 in LMs.

Based on the robust dataset for the originator product OK-432 in LMs and the full Clinical Study Report, or CSR of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa, we are encouraged by the potential for TARA-002 to treat patients with LMs. We are engaged with the FDA to align on a development plan for TARA-002 in LMs.

3. Complete prospective prevalence study of patients receiving PN and who have IFALD to refine a development pathway for IV Choline Chloride.

We are currently conducting a prospective prevalence study to enhance understanding of the PN patient population and plan to use this information to inform the next steps for the development program. We received FDA feedback on a potential design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic study and a Phase 3 trial.

4. Explore opportunities to expand our pipeline while maintaining a disciplined approach to investment.

We intend to explore the use of TARA-002 in combination with other therapies and identify additional opportunities to develop TARA-002 in indications beyond NMIBC and LMs. We plan to conduct non-clinical experiments and modeling to better characterize the potential benefits of combination therapy with TARA-002, particularly in NMIBC. In addition, our leadership team has a strong track record of licensing, acquiring and optimizing product candidates and we intend to leverage this skill set to identify opportunities for potential combination opportunities for TARA-002, in NMIBC and other oncology indications. The immunological activity of TARA-002’s originator product, OK-432, has been effectively interrogated in patients in a long list of indications. We plan to continue to carefully evaluate the case reports and the literature and perform non-clinical characterization studies to better understand the mechanism of action of TARA-002 and its potential activity in indications beyond NMIBC and LM in which there is unmet need.

Our Pipeline

TARA-002 / OK-432

TARA-002, our lead program, is an investigational cell therapy developed from the master cell line of the same genetically distinct Streptococcus pyogenes (group A, type 3) Su strain as OK-432, a broad immunopotentiator marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical. We are using the same regulatory starting materials as OK-432 and manufacture TARA-002 using an updated version of the same proprietary processes used to manufacture OK-432. We have designated this product candidate as TARA-002 in order to differentiate the regulatory path in the United States and other geographies from that of OK-432 in Japan.

We entered into an agreement with Chugai Pharmaceutical in June 2019, as amended in July 2020, to support our development of TARA-002. The agreement provides us with exclusive access to certain materials and documents relating to OK-432 including the master cell bank of Streptococcus pyogenes used in the manufacturing of OK-432. Additionally, the agreement provides technical support during a certain period. We have utilized the materials, proprietary manufacturing process and technical support provided by Chugai Pharmaceutical to produce TARA-002 at a cGMP-compliant facility in the United States. Under the agreement with Chugai Pharmaceutical, we have sole responsibility for the development and commercialization of TARA-002 worldwide, excluding Japan and Taiwan. This agreement is exclusive through June 17, 2030 or following any termination of the agreement by either party.

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

We plan to pursue development of TARA-002 for the treatment of NMIBC and LMs initially in the United States, and plan to also seek approval in Europe and other regions in the future and may also explore additional indications where its utility as an immunostimulant has been hypothesized to be of therapeutic benefit.

TARA-002 in NMIBC

Disease Overview

Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. NMIBC is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. There are three subtypes of NMIBC: Ta (non-invasive papillary carcinoma), Tis (carcinoma in situ or CIS), and T1 (carcinoma invading the lamina propria). Among the types of NMIBC, Ta accounts for most NMIBC cases (70%), whereas T1 and CIS account for 20% and 10%, respectively.

Based on currently available treatment data, we believe that there are approximately 30,000 incident cases of High-Grade NMIBC per year that would be appropriate for treatment with TARA-002 in the United States. There are 65,000 incident cases of NMIBC in the United States every year, of these, approximately 45% (approximately 30,000) are made up of High-Grade tumor types that are considered higher risk, and therefore candidates for immunotherapies, such as TARA-002. In addition, NMIBC has one of the highest rates of recurrence with three-year rate estimated at up to 80%.

Treatment:

Treatment for NMIBC is typically targeted to reduce unresectable persistence, recurrence after resection and to prevent disease progression to muscle-invasive bladder cancer. The initial treatment for NMIBC includes cystoscopy and complete transurethral resection of the bladder tumor (TURBT) for papillary Ta or T1, or biopsy for CIS. A single postoperative instillation of intravesical chemotherapy is recommended in patients with low risk of progression, and for patients with intermediate and high-risk disease, a longer course of intravesical therapy is administered. The most efficacious intravesical agent to date has been BCG, a live attenuated form of Mycobacterium bovis. BCG has been the subject of multiple supply shortages in the past decade due to the inability to meet demand to treat the large population of patients with NMIBC, resulting in strategies to conserve the use of the therapy. There has been a significant increase in bladder cancer recurrence and progression with an escalated number of patients who require cystectomy. As such, with the current BCG shortage and limited effective alternate therapies or dosing strategies, there continues to be a significant unmet need for treatment options for patients with NMIBC.

Manufacturing:

We plan to manufacture TARA-002 using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a contract development and manufacturing organization, or CDMO, to manufacture TARA-002.

TARA-002 for the Treatment of Lymphatic Malformations

Disease Overview:

We are working to align with the FDA on a regulatory pathway and development plan for TARA-002 for the treatment of LMs. LMs are rare, non-malignant cystic masses that primarily form in the head and neck region of children before the age of two. The International Society for the Study of Vascular Anomalies classifies LMs as either macrocystic, microcystic, or mixed cystic. Macrocystic and microcystic LMs are differentiated by the size of the fluid-containing portion of the malformation. Macrocystic LMs are characteristically large, fluid-filled cysts with a thin endothelial lining. Macrocystic LMs are composed of cysts greater than 2 cubic centimeters in size and present as a soft, fluid-filled swelling beneath normal or slightly discolored skin. Macrocystic LMs are usually located in the antero-lateral cervical region of the neck; however, it is possible for this type of LM to originate in other areas of the body. In contrast, microcystic LMs have very limited internal space with a thick irregular endothelial lining. Microcystic LMs are comprised of cysts less than 2 cubic centimeters in size and are often composed of micro-lymphatic channels that integrate and infiltrate normal soft tissue. Microcystic LMs can involve both superficial and deep aspects including muscle and bone. Microcystic LMs can thicken or swell causing enlargement of surrounding soft tissue and bones and can be found on any area of the skin or mucous membrane. Mixed cystic LMs are comprised of varying degrees of both macrocystic and microcystic LMs.

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

Treatment of LMs varies depending on the symptoms and complications that present themselves. The standard of care outside Japan and Taiwan for the treatment of LMs is either a partial or complete surgical excision of the cysts. While surgery is the standard approach to the treatment of LMs in the head and neck, the region is a difficult area to operate on because of the large number of important anatomical structures in the area. Major venous and arterial trunks travel through the neck, as do important nerves. Surgery on such malformations frequently results in high rates of recurrence and complications including life-long chronic conditions, such as damage to nerves and other important structures of the head and neck.

Clinical Development

When OK-432 is administered locally for LMs, it is hypothesized that innate immune cells within the cyst are activated and produce a strong immune cascade. Neutrophils and monocytes infiltrate the cyst and various cytokines, including interleukins IL-6, IL-8, IL-12, interferon, or IFN, -gamma, tumor necrosis factor, or TNF-alpha, and vascular endothelial growth factor (VEGF) are secreted by immune cells within the cyst in response to the presence of OK-432. In concert, these immune activities induce a strong local inflammatory reaction in the cyst wall, resulting in fluid drainage, shrinkage and fibrotic adhesion of the cyst.

A randomized, phase 2 clinical trial led by the University of Iowa studied the use of OK-432 in patients with LM from 1998 to 2005. Most eligible subjects were between 6 months and 18 years of age with macrocystic or mixed cystic LMs (with ≥ 50% macrocytic disease) of the head and/or neck. There were three treatment groups: immediate treatment (ITG), delayed treatment (DTG), and open label treatment group. The immediate treatment group received treatment with OK-432 upon diagnosis. The delayed treatment group received OK-432 treatment following a six-month observation period; the cross-over design was intended to investigate spontaneous resolution. The open-label treatment group included infants younger than six months of age, adults older than 18 years of age, patients with LMs involving sites other than the head and neck (such as the axilla, thorax, and extremities), and patients treated on an emergent basis. The open label treatment group were treated immediately with OK-432. Response to therapy was measured by quantitating change in lesion size. Clinical success was defined as a complete (90% to 100%) or substantial (60% to 89%) response to treatment based on radiographically confirmed shrinkage in lesions.

Results presented in this report were based on a retrospective analysis of source verified data that included the full dataset of subjects enrolled in the Phase 2 randomized clinical trial between January 1998 and August 2005, including data in the published study (Smith et al. 2009) that included subjects enrolled between January 1998 and November 2004.

Overall, 310 subjects were enrolled with intent to treat: 246 subjects were randomized to the immediate (ITG, N=171) and delayed (DTG, N=75) treatment groups; 64 subjects were nonrandomized and assigned to the open-label group. Analysis of the primary efficacy endpoint (N=150) demonstrated clinical success (complete and/or substantial response) in 69% of patients in the ITG 6 months after enrollment, while 7.5% of patients in the DTG experienced spontaneous regression of a LM during this time interval (p < 0.0001)). When the results were analyzed by lesion type across all treatment groups, a successful outcome was observed in 84% and 60% of patients with macrocystic and mixed cystic LM, respectively. None of the patients with microcystic LM demonstrated clinical success with OK-432 therapy. The results of the retrospective analysis were consistent with the results observed in the original analysis (Smith et al. 2009).

Figure 1: the primary endpoint was met with 69% of patients in the immediate treatment group had a complete or substantial response to OK-432 while 7.5% of patients in the delayed treatment group had a complete or substantial response after six months of observation and before treatment.

ǂ	Clinical Success was defined as complete or substantial response.
*	Reflects data prior to dosing with OK-432. After dosing, the clinical success rate was 66%, which was not statistically different from the ITG.

Figure 2: patients with radiographically confirmed macrocystic lesions had the greatest likelihood of clinical success and in those patients with mixed lesions, clinical success was also present.

ǂ	Clinical Success was defined as complete or substantial response.
*	Reflects data prior to dosing with OK-432. After dosing, the clinical success rate was 66%, which was not statistically different from the ITG.
**	Results were analyzed by lesion type across all treatment groups.

Safety Profile

The most common adverse events with treatment were local injection site reactions, fever, fatigue, and decreased appetite, with resolution within two weeks. Treatment emergent serious adverse events or SAEs, (treatment emergent SAEs are defined as any SAE occurring or worsening on or after the first dose of study drug and within 35 days after the last dose of study drug) associated with OK-432 treatment were reported in 4.1% of patients, with the most severe events being airway obstruction and facial paralysis due to massive swelling post-injection that required tracheostomy and hospitalization. Both of these events were reported as resolved.

The safety findings from the sponsor-conducted retrospective analysis are consistent with the original analysis reported in Smith et al. 2009, and with safety data in published studies in approximately 865 patients with LMs after treatment with OK-432.

Preclinical Development:

A comprehensive preclinical development program for OK-432, including in vitro and in vivo pharmacology and toxicology studies, was conducted by Chugai Pharmaceutical to support the filing of a NDA with the Japan Pharmaceuticals and Medical Devices Agency. We believe these studies may help inform the design of a development plan for TARA-002 in LMs.

Regulatory Interactions:

In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. The FDA grants Rare Pediatric Disease designation for serious diseases that primarily affect children ages 18 years or younger and fewer than 200,000 persons in the United States. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval of a NDA or BLA for a product for the prevention or treatment of a rare pediatric disease may be eligible for a voucher, which can be redeemed to obtain priority review for any subsequent marketing application or may be sold or transferred.

We are encouraged by the robust dataset for OK-432 in LMs, which will inform our development of TARA-002 and which we believe could help support the potential filing of a BLA for TARA-002 in LMs. At the FDA’s request, we submitted the full CSR of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa to our open IND. We are engaged with the FDA to align on a development plan for TARA-002 in LMs and subsequently initiate a clinical trial in LM patients.

Manufacturing Plans:

TARA-002 will be manufactured using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical. Starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a CDMO, to manufacture TARA-002.

IV Choline Chloride for the treatment of Intestinal Failure Associated Liver Disease

Background:

IV Choline Chloride is an IV substrate replacement therapy initially in development for patients receiving PN who have IFALD.

Choline is a known important substrate for phospholipids that are critical for healthy liver function. Because patients receiving PN cannot sufficiently absorb adequate levels of choline and no available PN components contain sufficient amounts of choline to correct this deficit, they often experience a prolonged progression to hepatic failure and death, with the only known intervention being a dual small bowel / liver transplant. If approved, IV Choline Chloride would be the first approved therapy for IFALD. It has been granted ODD by the FDA for the treatment of IFALD and the prevention of choline deficiency in PN patients. We are currently undertaking a multinational prevalence study to enhance understanding of the PN patient population.

We have entered into a license agreement with Dr. Alan Buchman for exclusive rights to the IND, ODD and other regulatory assets related to IV Choline Chloride, as well as exclusive rights to the data from previously conducted Phase 1 and Phase 2 clinical trials led by Dr. Buchman.

The results of a randomized, controlled, Phase 2 clinical trial demonstrated that treatment with IV Choline Chloride resulted in normalization of plasma-free choline concentrations, improvement of hepatic steatosis, and statistically significant improvement in cholestasis in patients dependent on PN.

We had an end of Phase 2 meeting with the FDA in November 2018 and received the FDA’s feedback on the design of studies necessary to complete the registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic study and Phase 3 trial.

Disease Overview:

IFALD is a rare hepatic/metabolic disease. IFALD, which occurs in patients dependent upon PN, is characterized by choline deficiency, hepatic steatosis, cholestasis, and rapid progression of liver disease through to hepatic failure and death, in the absence of intestine-liver transplant. IFALD carries a relatively poor prognosis, with a 15-34% death rate within one to four years. When IFALD presents in children, mortality is even higher, with studies reporting death rates of 23-40% within 18 months. A patient is considered to have IFALD if she/he:

●	is dependent on PN for more than six months (e.g., has chronic intestinal failure);
●	has evidence of steatosis, determined by imaging techniques or histologic assessments;
●	has evidence of cholestasis (e.g., elevated alkaline phosphatase, or ALP, elevated bilirubin and/or histology); and
●	may have evidence of ongoing, progressive liver injury on the basis of multiple abnormal liver function tests, in conjunction with findings of fibrosis, cirrhosis, and/or end-stage liver disease.

Many patients receiving PN are entirely dependent on PN for their nutritional needs. PN delivers nearly all the macro and micro-nutrients necessary for survival in their patients, with the notable exception of choline. Consequently, patients dependent on PN support have been shown to be choline deficient. Patients dependent upon PN are unable to synthesize sufficient levels of choline and malabsorption limits the bioavailability of choline chloride from the PN diet. The American Society for Parenteral and Enteral Nutrition and the Academy of Nutrition and Dietetics’ Dietitians in Nutrition Support both recommend that choline be developed and routinely included in PN products; however, there are currently no FDA-approved choline chloride PN products.

Dependence on PN and resulting choline deficiency often leads to IFALD, which is the most common adverse outcome in chronic PN adult patients that is associated with death. Low free choline plasma concentrations are associated with alanine aminotransferase, or ALT, aspartate aminotransferase, or AST, and ALP elevations as well as steatosis (fatty liver) and cholestasis (when bile from the liver stops or slows), all indicators of ongoing liver damage.

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

Steatosis:

Upon conversion of the quantification of computed tomography, or CT, values to magnetic resonance imaging proton density fat fraction, or MRI-PDFF, significant differences in the least square, or LS, mean change from baseline in estimated MRI-PDFF were observed in the IV Choline Chloride group in comparison to placebo group at Week 4 through Week 24, demonstrating a clinically meaningful and statistically significant reduction in steatosis. When LS mean percent changes from baseline in MRI-PDFF were compared between treatment groups, significant differences in LS mean changes (range, 31.7% to 53.6%) were observed from Weeks 4 to 24 with p-values of 0.0009 to 0.0297 favoring the IV Choline Chloride group.

Figure 3. Liver CT Images: Before and After Treatment with IV Choline Chloride

Alkaline Phosphatase:

At baseline, LS mean ALP concentration was 239.3 ± 118.93 in the IV Choline Chloride group and 148.1 ± 100.2 in the placebo group. The mixed model for repeated measures, or MMRM, analyses demonstrated statistically significant decreases in ALP concentrations at Week 12 (p = 0.008), Week 16 (p = 0.005), Week 20 (p = 0.007), and Week 24 (p = 0.005) for the IV Choline Chloride group, demonstrating a reduction in cholestasis. A trend towards significance was observed at Week 4 (p = 0.076) and Week 6 (p = 0.056). At Week 34, 10 weeks after discontinuation of IV Choline Chloride treatment, LS mean change from baseline in ALP concentrations still demonstrated statistically significant decreases (p = 0.002), demonstrating a significant improvement in cholestasis with treatment with IV Choline Chloride (Figure 4).

In the subgroup of subjects with ALP concentration > 1.5x upper limit of normal (ULN) at baseline, (n=7), mean values at baseline were comparable between the IV Choline Chloride and placebo groups (294.20 ± 87.947 versus 277.00 ± 128.693, respectively). In the sub-group analysis, improvement in ALP was consistent and substantial, with 20-30% improvement over 12-24 weeks of treatment. Statistical significance was observed at 12, 16, and 20 weeks.

In the description of the trials above and elsewhere in this Annual Report on Form 10-K, n represents the number of patients in a particular group and p or p-values represent the probability that random chance caused the result (e.g., a p-value of 0.001 means that there is a 0.1% probability that the difference between the placebo group and the treatment group is purely due to random chance). A p-value of less than or equal to 0.05 is a commonly used criterion for statistical significance, and may be supportive of a finding of efficacy by regulatory authorities.

Figure 4. Improvement in Cholestasis1: All Patients

1	Protara Therapeutics re-analysis of patient CRF’s, data on file.
*	MMRM method used for imputation.
ǂ	A placebo subject was excluded from all analyses due to likely IV contrast-induced imaging abnormalities, confirmed by independent radiologist in subsequent re-analysis.

Preclinical Development:

Table 1. Preclinical Studies Conducted by us for IV Choline Chloride

Study Type	Brief Description
In vitro protein binding	Evaluation of Protein Binding by Choline Chloride in Plasma Using Rapid Equilibrium Dialysis
In vitro cardiac ion channel study	In Vitro Assessment of the Effect of Choline on Currents Mediated by hERG, Cav1.2, and Peak and Late Nav1.5 Channels Expressed in Human Embryonic Kidney (HEK) Cells
In vitro drug-drug interaction	Evaluation of Transporter Inhibition by Choline Chloride in Transporter-Transfected HEK293 Cells
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

Clinical Development Plan:

We have received feedback from the FDA on a number of key aspects of the overall clinical program necessary for registration, including a Phase 1 pharmacokinetic study and a Phase 3 clinical trial. We completed a retrospective, observational study of patients dependent on PN for 6 or more months. The objective of the study was to understand the incidence of cholestasis, a hallmark pathology of IFALD in this patient population by measuring serum alkaline phosphatase (ALP) levels greater than 1.5 times the upper limit of normal ULN as a key marker of cholestasis. Results of the study showed: 31% of all patients, irrespective of baseline levels, presented with ALP levels greater than 1.5 times the ULN at any given time during 6 to 36 months. In addition, approximately 28% of all patients had persistent ALP elevations greater than 1.5 times the ULN at 36 months. At baseline, approximately 23% of patients presented with ALP levels greater than 1.5 times the ULN with approximately 76% presenting with greater than 1.5 times the ULN at any given time during 6 to 36 months and approximately 59% with persistent ALP elevations greater than 1.5 times the ULN at 36 months. While medical management demonstrated some improvement in ALP levels, it was not sufficient for managing ALP levels over the long term in patients on PN. Results support further exploration in patient population to determine rates of choline deficiency and steatosis. We have initiated a prospective observational study to further characterize the prevalence of choline deficiency, as well as cholestasis and steatosis. We plan to use information from this prospective study to determine the appropriate next steps for the development program.

Manufacturing Plans:

We have manufactured sufficient amounts of cGMP drug substance and drug product to initiate the planned clinical trials. Scale up for commercial demand is ready and will commence when appropriate. Our end-to-end manufacturing of IV Choline Chloride is conducted in the United States by a cGMP-compliant CDMO.

Vonapanitase

As a result of the Merger (as defined below), we acquired the product candidate, Vonapanitase, a recombinant human elastase that we previously developed for the improvement of vascular access outcomes in patients with chronic kidney disease, undergoing or preparing for hemodialysis, and as a treatment for patients with symptomatic peripheral artery disease. We have reviewed the research, preclinical and clinical data of Vonapanitase and have determined to cease further development of this product candidate at this time.

Collaborations and License Agreements

Chugai Agreement

On June 17, 2019, we entered into an agreement, or the Chugai Agreement with Chugai Pharmaceutical, a company organized and existing under the laws of Japan. Chugai Pharmaceutical has developed and commercialized a therapeutic product, OK-432 (Existing Product), in Japan and Taiwan, or the Chugai Territory and owns and controls certain materials and documents related to the Existing Product (the “Chugai Materials”). Pursuant to the Chugai Agreement, Chugai Pharmaceutical has provided us with certain materials and documents relating to the Existing Product and has provided certain technical services to us for our development and commercialization in territories other than the Chugai Territory, or the Protara Territory of a new therapeutic product, or the New Product or TARA-002 comparable to the Existing Product beginning on the effective date of the Chugai Agreement and ending on June 30, 2020, or any other date to be agreed to by the parties, or the Chugai Service Period, Chugai Pharmaceutical will exclusively provide the Existing Product and Chugai Materials to us and will not provide the Existing Product or Chugai Materials to any third parties during the Chugai Service Period, other than for medical, compassionate use and/or non-commercial research purposes. Additionally, beginning on the effective date of the Chugai Agreement and ending on the fifth anniversary of such date or upon the termination of the Chugai Agreement, whichever comes earlier, Chugai Pharmaceutical shall not provide Chugai Materials or technical support to any third-party for the purpose of development and commercialization in the Protara Territory of a therapeutic product comparable to the Existing Product. We are responsible, at our sole cost and expense, for the development and commercialization of the New Product in the Protara Territory.

On July 14, 2020, we entered into an amended agreement with Chugai Pharmaceutical, or the Amended Chugai Agreement, with an effective date as of June 30, 2020. The Chugai Amendment extended the date through which Chugai will exclusively provide the Existing Product and materials to us from June 30, 2020 to June 30, 2021, extended the date through which Chugai will not provide materials or technical support to any third-party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date (extended to June 17, 2030) and provides that, in addition to the designated fee provided upon the initial indication approval in the Chugai Pharmaceutical Agreement, we will pay Chugai a designated fee for each additional indication approval.

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

The Chugai Agreement shall remain in full force and effect until the first anniversary of the date of FDA approval of the New Product, unless terminated sooner, or the Chugai Term. Following the Chugai Service Period and during the Chugai Term, Chugai Pharmaceutical may terminate the Chugai Agreement, in whole or in part, without cause, by providing us 90 days prior written notice. Following such termination, we would maintain exclusive access to Chugai Materials, subject to the termination clauses outlined below. We may terminate the Chugai Agreement, in whole only, by providing Chugai Pharmaceutical 90 days prior written notice if (i) we decide to discontinue the New Product development; (ii) we decide that the FDA’s requirements for the New Product are not likely to be met; or (iii) the FDA identifies a safety issue regarding the New Product.

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

Sponsored Research and License Agreement

On November 28, 2018, we entered into a sponsored research and license agreement, or the Research Agreement with The University of Iowa, or the University, pursuant to which the University will provide access to certain program data related to Chugai Pharmaceutical’s OK-432 and will assist us in conducting certain clinical studies. As consideration for the University’s performance under the Research Agreement, we will pay the University $30,000 per year in funding for the project, taking into consideration the time spent by University employees required for the Project. The parties also agree to discuss in good faith potential additional funding required for completion of the project pursuant to the Research Agreement as applicable and necessary. In addition, within 45 days of approval of the TARA-002 BLA by the FDA, we will pay a one-time approval milestone to the University, the amount of which depends on the usefulness of the program data in TARA-002’s BLA filing, and the milestone amount will range from $0 to $1 million. We will also be responsible for certain tiered royalties on annual net sales of products for the indication, which royalty rates are in the low single digit percentages. These royalty rates are also subject to a reduction in the event that regulatory authorities determine that the program data is not sufficient for regulatory approval on its own and additional pediatric efficacy and safety clinical studies are required. In the event that the annual net sales surpass certain dollar amount thresholds, we will need to make certain additional milestone payments following the close of the calendar quarter in which each milestone is reached, with the payments ranging from $62,500 to $125,000.

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

Choline License Agreement

On September 27, 2017, we entered into a choline license agreement, or the Choline Agreement, with Alan L. Buchman, M.D., pursuant to which Dr. Buchman granted us an exclusive, worldwide, non-transferable license in and to certain licensed orphan designations, a certain licensed IND, certain existing study data and to certain licensed know-how to develop, make, use, sell, offer for sale and import the licensed product during the term of the Choline Agreement. We are solely responsible for all fees and expenses related to the undertaking of the Choline Agreement, including all due diligence obligations, regulatory authority fees, attorney fees and consulting fees. During the term of the Choline Agreement, Dr. Buchman may not work with any third parties on any product competing with the licensed product. In consideration for the rights and licenses granted under the Agreement, we made an initial upfront payment of $50,000 payable to Dr. Buchman.

Certain milestone and royalty payments may also be payable to Dr. Buchman. Pursuant to the Choline Agreement, we paid Dr. Buchman $50,000 in October 2019 because we had not received at least $5 million in working capital from any source or in any manner as of October 15, 2019. Also, we paid Dr. Buchman an additional $550,000 milestone upon the closing of the Private Placements (as defined herein) following the consummation of the Merger (as defined herein) following our receipt of at least $5 million in working capital.

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

The Choline Agreement will remain in full force and effect until the last sale of the licensed product under the Choline Agreement. After we received the FDA’s written minutes regarding its initial FDA meeting concerning the development of the first licensed product for one or more of the licensed indications, we paid an additional payment of $100,000 to Dr. Buchman and elected not terminate the Choline Agreement. The Choline Agreement may be terminated by Dr. Buchman if, following regulatory approval of a licensed product, we have not made our first sale of a licensed product within such country within a specified time period. We may terminate the Choline Agreement for convenience upon 90 days’ prior written notice to Dr. Buchman. Dr. Buchman may terminate the Choline Agreement for non-payment of any payment due that has not been cured. Either party may terminate the Choline Agreement if the other party is in material breach and has not cured such breach within 60 days’ notice. In addition, Dr. Buchman may terminate the Choline Agreement upon 60 days’ prior written notice if (a) we cease or threaten to cease to carry on our business; (b) a petition or resolution for the making of an administration order or for the bankruptcy, winding-up or dissolution of us is presented or passed; (c) we file a voluntary petition in bankruptcy or insolvency; (d) a receiver or administrator takes possession of our assets or (e) any similar procedure is commenced against us in the United States.

License Agreement

On December 22, 2017, we entered into a license agreement, or the License Agreement with The Feinstein Institute for Medical Research, a not-for-profit corporation organized and existing under the laws of New York, or the Institute. The Institute owns, by assignment, a U.S. patent related to the treatment of fatty liver disease in humans. Pursuant to the License Agreement, the Institute granted us an exclusive, worldwide license, with the right to grant sublicenses to non-affiliate third parties, to develop, make, have made, use, sell, offer for sale and import certain products for use in the field of fatty liver disease in humans receiving total parenteral nutrition, by administering, as monotherapy, a pharmaceutical composition comprising intravenous choline, wherein the fatty liver disease is selected from IFALD, non-alcoholic fatty liver, non-alcoholic steatohepatitis, or NASH, NASH-associated liver fibrosis, or non-alcoholic cirrhosis. Notwithstanding the exclusive rights granted to us, the Institute shall retain the right to make, use and practice such patents in its own laboratories solely for non-commercial scientific purposes and for continued non-commercial research.

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

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the U.S. and internationally for our product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. Throughout the development of our product candidates, we will seek to identify additional means of obtaining patent protection that would potentially enhance commercial success. We also rely upon trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that it may require to develop or commercialize our future technology may have a material adverse impact on it. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or the USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

TARA-002:

TARA-002 is a genetically distinct Su strain of Streptococcus pyogenes (group A, type 3). TARA-002 is produced through a proprietary manufacturing process. We believe a significant barrier to entry exists, as we believe only Chugai Pharmaceutical and we have the specific strain and possess the know-how to manufacture the product. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity.

IV Choline Chloride:

With respect to IV Choline Chloride, we have acquired an exclusive, worldwide license to U.S. Patent 8,865,641 B2 from the Feinstein Institute for Medical Research providing protection in the United States until 2035. The patent applies to a method of treating a fatty liver disease in a subject. In particular, the method comprises administering to the subject an effective amount of a cholinergic pathway stimulating agent, wherein the fatty liver disease is selected from non-alcoholic fatty liver, alcoholic fatty liver, NASH, alcoholic steatohepatitis, or ASH, NASH-associated liver fibrosis, ASH-associated liver fibrosis, non-alcoholic cirrhosis and alcoholic cirrhosis.

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

Manufacturing

We rely on CDMOs to produce our drug candidates in accordance with cGMP as well as regulations for use in clinical trials and for commercial product. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.

The CDMOs that we partner with have the capability to produce clinical supply required for clinical trials, as well as support commercial scale up activities for both products.

We plan to manufacture TARA-002 using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a CDMO to manufacture TARA-002.

We expect that both TARA-002 and IV Choline Chloride will be manufactured in the United States. The starting materials for TARA-002 were provided to us pursuant to an agreement with Chugai Pharmaceutical. The regulatory starting materials for IV Choline Chloride are available commercially.

Sales and Marketing

We plan to become a fully-integrated biopharmaceutical company pursuing our mission of supporting and improving the lives of patients suffering from cancer and rare diseases.

If approved by the FDA, we plan to commercialize both of our current product candidates in the United States first and then in other geographies. As we advance TARA-002 and IV Choline Chloride through our respective clinical development programs, we plan to grow our commercial organization in support of anticipated product launches.

Competition

The process for commercialization of new drugs is very competitive, and we could potentially face worldwide competition from other pharmaceutical companies, biotechnology companies and ultimately generic or biosimilar products. Our potential competitors may develop or market therapies that are more clinically effective, safer or less expensive than any therapeutic products we develop. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing.

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, based on the prevalence of the disease, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs if deemed comparable to OK-432 by the Vaccines Division.

There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents for the treatment of LMs including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development.

TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG. Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda and Endo International plc’s Valstar. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s sasanlimab in combination with BCG, ImmunityBio, Inc.’s anktiva in combination with BCG, CG Oncology Inc.’s CG0070, FerGene’s instiladrin, Sesen Bio, Inc.’s vicineum, and enGene Inc.’s, EG-70. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group and Seagen Inc.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA and biologics additionally under the Public Health Services Act, or PHSA, as well as their respective implementing regulations. The process required by the FDA before biopharmaceutical product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or cGLP regulations;

●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of a product candidate and the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

●	preparation of and submission to the FDA of an NDA or BLA after completion of all pivotal clinical trials that includes substantial evidence of safety, purity and potency or efficacy from results of nonclinical testing and clinical trials;

●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the application for review;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and of selected clinical investigation sites to assess compliance with current Good Clinical Practices, or cGCP; and

●	FDA review and approval, or licensure, of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may impose a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials.

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

The FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2024, with the potential for PRVs to be granted until September 30, 2026.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs will need to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or the FCA (discussed below).

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

We may be subject to data privacy and security regulations by both the federal government and the states in which it conducts business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or the AMP;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

●	an extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	an expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	an expansion of the entities eligible for discounts under the 340B Drug Discount Program;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	an expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

●	a requirement to report certain financial arrangements with physicians and teaching hospitals;

●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;

●	the establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and

●	a licensure framework for follow on biologic products.

There remain legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that rescinded the MFN model interim final rule. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Employees

As of December 31, 2021, we had 32 employees, 31 of whom were full-time employees and one of whom was a contract employee. As of December 31, 2021, 14 of our employees were engaged in research and development activities and 18 of our employees were engaged in business development, finance, market development, information systems, facilities, human resources or administrative support. As of December 31, 2021, all of our employees were located in the U.S. None of our United States employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.

COVID-19

The ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change. We have experienced delays and may experience additional future delays that impact our business, our research and development activities, the healthcare systems in which we operate and the global economy as a whole. We will continue to monitor the COVID-19 public health crisis closely including whether the effects would have a material impact on our operations, liquidity and capital resources.

In response to the initial outbreak of COVID-19 and the prevalence of new variants and additional waves of infections throughout the pandemic, we have from time to time implemented work-from-home policies for our employees and at times have temporarily modified our operations to comply with applicable safety recommendations. Similar health and safety measures have affected or may affect third parties with whom we do business, including the third parties that we have contracted with to conduct studies for TARA-002, our study sites or other clinical partners, laboratories through which we conduct non-clinical studies, our third-party manufacturers, and other parties with whom we conduct business and regulatory agencies. The effects of these measures and our related adjustments to our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the pandemic and associated health and safety measures and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations as a result of COVID-19, including in response to the prevalence of new variants of the virus, additional waves of infections and the associated health and safety measures, will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term primarily due to the lack of resources at clinical trial sites and the resulting inability to timely enroll patients in the trials. We also anticipate that the global impact of COVID-19 will negatively impact our ability to conduct non-clinical studies due primarily to laboratory closures and limited availability of personnel. In addition, the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, and it may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the COVID-19 pandemic and related effects on the economy such as supply chain disruptions and inflation risk could materially affect our business and the value of our common stock. See “—Risks Related to Our Financial Condition” below.

Corporate Information

On January 9, 2020, Protara Therapeutics, Inc. (formerly ArTara Therapeutics, Inc., formerly Proteon Therapeutics, Inc., or the Company or Protara), and privately-held ArTara Subsidiary, Inc., or Private ArTara, completed the merger and reorganization, or the Merger, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated September 23, 2019, or the Merger Agreement, by and among the Company, Private ArTara and REM 1 Acquisition, Inc., a wholly owned subsidiary of the Company, or Merger Sub, whereby Merger Sub merged with and into Private ArTara, with Private ArTara surviving as a wholly owned subsidiary of the Company. The Merger was structured as a reverse merger and Private ArTara was determined to be the accounting acquirer based on the terms of the Merger and other factors.

Refer to Note 3, Reverse Merger with Protara and Recapitalization, to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

We were originally incorporated in Delaware in March 2006, and at that time, acquired Proteon Therapeutics, LLC, the predecessor of Protara, which was formed in June 2001.

Our principal executive offices are located at 345 Park Avenue South, 3rd Floor, New York, New York 10010, our telephone number is (646) 844-0337 and our website address is www.protaratx.com. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this document.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Protara”, “TARA”, “we”, “us”, the “Company” and “our” refer to Protara Therapeutics, Inc. (formerly ArTara Therapeutics, Inc., formerly Proteon Therapeutics, Inc.) and our subsidiaries.

Available Information

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition

We have a limited operating history and have never generated any revenues.

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing the company, business planning, raising capital, developing our pipeline assets (TARA-002 and IV Choline Chloride), identifying product candidates, and other research and development. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, nor have we ever generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

The COVID-19 pandemic could materially and adversely impact our business, including our clinical development plans and non-clinical research.

As the COVID-19 pandemic and associated health and safety measures imposed to contain this pandemic continue in the United States and around the world, we may experience disruptions that could severely impact our business, including:

●	interruption of key manufacturing, research and clinical development and other activities, due to limitations on work and travel imposed or recommended by federal or state governments, employers and others (for example, following the emergence of the omicron variant of COVID-19 in late 2021, we reinstituted a temporary work-from-home policy and scaled back in-person meetings and business travel to industry conferences);

●	delays or difficulties in the enrollment, scheduling and retention of patients in our clinical trials;

●	delays or difficulties in clinical trial site operations, including in recruiting clinical site investigators and clinical site staff and in key clinical trial activities such as clinical trial site monitoring and inspections (for example, we have experienced delays in clinical trial site activations as potential sites faced reduced staffing and resources following the emergence of the omicron variant of COVID-19 in late 2021);

●	redeployment of healthcare resources, including clinical site investigators and clinical site staff supporting the conduct of our clinical trial to assist in the treatment of COVID-19 patients;

●	interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers;

●	delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;

●	delays or difficulties conducting and completing non-clinical studies due to limitations in employee resources or laboratory closures or limited availability of laboratory personnel;

●	difficulties in raising additional capital needed to pursue the development of our programs due near-term and/or long-term negative effects of the pandemic on the financial, banking and capital markets;

●	changes in federal, state and local regulations or guidance as part of a response to the COVID-19 pandemic which may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

●	delays in necessary interactions with regulators, institutional review boards, ethics committees and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

The COVID-19 pandemic continues to evolve, as new variants emerge and additional waves of infections occur. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing and other health and safety measures and mandates in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence of new variants of the virus, the extent and effectiveness of preventative measures, containment actions and treatments and the impact of these and other factors on our operations, employees, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

In addition, the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, and may limit our ability to access additional capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the global COVID-19 pandemic and related effects on the economy such as supply chain disruptions and inflation risk could materially affect our business and the value of our common stock.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to conduct the costly and time-consuming clinical efficacy trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of TARA-002 and IV Choline Chloride in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit our ability to achieve our business objectives. As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, because the COVID-19 pandemic has at times significantly disrupted financial markets, it may limit our ability to access capital, which could in the future negatively affect our liquidity.

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

Clinical development for our product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, we, any partner with which we may in the future collaborate, the FDA, an IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time.

Risks Related to Drug/Biologics Development and Commercialization

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depends on a number of factors, including the following:

●	the alignment with the FDA on a development plan for TARA-002 in LMs;

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our Phase 1 clinical trial of TARA-002 in NMIBC, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	the ability to obtain favorable labeling for TARA-002 and IV Choline Chloride through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	the ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	the existence of a regulatory environment conducive to the successful development and commercialization of TARA-002 and IV Choline Chloride;

●	the ability to price TARA-002 and IV Choline Chloride to recover our development costs and achieve commercial success; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

If any one of these factors is not present, many of which are beyond our control, we could experience significant delays or an inability to obtain regulatory approval of, or commercialize, TARA-002 or IV Choline Chloride. Even if regulatory approvals are obtained, we may never be able to successfully commercialize TARA-002 or IV Choline Chloride, or the FDA or comparable foreign regulatory authorities may require labeling changes or impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of TARA-002 or IV Choline Chloride to continue our business.

The COVID-19 pandemic is impacting our business and the business of the third parties with which we contract for key services related to our clinical development plans. If the pandemic persists, it is likely to have a significant delay in our development timelines and result in additional and unexpected costs. Presently, we anticipate that the stress of the COVID-19 pandemic on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in these trials. In addition, it is possible that the stress of the COVID-19 pandemic on regulatory agencies may make it more difficult to collaborate with, and receive guidance from, such agencies, which could delay our development timelines and negatively impact our business.

We have never made a BLA or NDA submission or conducted a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

The conduct of a clinical trials is a long, expensive, complicated and highly regulated process. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we, as a company, have not conducted any clinical trials, or submitted a BLA or NDA and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our planned regulatory submissions or clinical trials would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 or IV Choline Chloride, which would adversely impact our financial performance.

TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs. It is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

To date, there are no FDA-approved therapies for the treatment of LMs. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. In addition, our regulatory strategy for the TARA-002 program has involved demonstrating comparability to the OK-432 originator therapy, which is not a product approved by the FDA and, for the LMs indication, potentially relying in part on existing data from OK-432 including the data set generated in the University of Iowa-led study. There is no example to date of which we are aware of a biologic product that was approved using this regulatory approach and it may take considerable time to reach alignment with the FDA on the development plan of a trial in LMs to support approval of TARA-002. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market could decrease our ability to generate sufficient revenue to maintain our business.

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

Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Any side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, in connection with a product after obtaining U.S. or foreign regulatory approval, a number of potentially negative consequences could result, which could prevent us or our potential partners from achieving or maintaining market acceptance of the product and could substantially increase the costs of commercializing such product.

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

However, TARA-002 for the treatment of LMs may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving a voucher.

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

The commercial success of both TARA-002 and IV Choline Chloride, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and neither may be commercially successful even though the product is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

●	patient demand for approved products that treat the indication for which a product is approved;

●	the effectiveness of the product compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;

●	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;

●	in the case of TARA-002 for LMs, overcoming physician or patient biases toward alternative treatments for LMs;

●	insurers’ willingness to see the applicable indication as a disease worth treating;

●	proper administration;

●	patient satisfaction with the results, administration and overall treatment experience;

●	limitations or contraindications, warnings, precautions or approved indications for use different than those sought by us that are contained in the final FDA-approved labeling for the applicable product;

●	any FDA requirement to undertake a Risk Evaluation and Mitigation Strategy;

●	the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;

●	adverse publicity about a product or favorable publicity about competitive products;

●	new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

●	potential product liability claims or other product-related litigation.

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

Chugai Pharmaceutical Co., Ltd., or Chugai, over which we have no control, has the rights to commercialize TARA-002 and the originator therapy to TARA-002, OK-432, is currently marketed in Japan and Taiwan, under the name Picibanil, for various indications. In addition, clinical trials using Picibanil are currently ongoing in various countries around the world. If SAEs occur with patients using Picibanil or during any clinical trials of Picibanil conducted by third parties, the FDA may delay, limit or deny approval of TARA-002 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for TARA-002 and a new and serious safety issue is identified in connection with use of Picibanil or in clinical trials of Picibanil conducted by third parties, the FDA may withdraw the approval of the product or otherwise restrict our ability to market and sell TARA-002. In addition, treating physicians may be less willing to administer TARA-002 due to concerns over such adverse events, which would limit our ability to commercialize TARA-002.

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

At any time, we may decide to discontinue the development of any of our product candidates for a variety of reasons, including the appearance of new technologies that make our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. For example, following our review of the research and preclinical and clinical data of Vonapanitase, we have determined to cease further development of this product candidate at this time.

If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

Our or our third-party’s clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could prevent or delay marketing approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of the product candidate.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, uncertain and complex patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing, including TARA-002 and IV Choline Chloride. We will face competition from a number of sources, such as pharmaceutical companies, biotechnology companies, generic drug companies, consumer products companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than we have. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts.

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, based on the prevalence of the disease TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs if deemed comparable to OK-432 by the Vaccines Division. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG. Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda and Endo International plc’s Valstar. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s sasanlimab in combination with BCG, ImmunityBio, Inc.’s anktiva in combination with BCG, CG Oncology Inc.’s CG0070, FerGene’s instiladrin, Sesen Bio, Inc.’s vicineum, and enGene Inc.’s, EG-70. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group and Seagen Inc.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes are intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We rely and expect to continue to rely on third-party contract research organizations, or CROs, to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and cGCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and record-keeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with cGCP and cGLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these cGCP and cGLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP and cGLP requirements, or reveal non-compliance from an audit or inspection, including due to COVID-19 and related health and safety measures and business closures and disruptions, or if the same prevents the FDA or comparable foreign regulatory authorities from conducting inspections or other regulatory activities, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable cGCP and cGLP requirements. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our CROs or clinical trial sites fail to comply with their contractual commitments or terminate their involvement in one of our clinical trials for any reason, including due to COVID-19 and related health and safety measures and business closures and disruptions, we may not be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

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

Pursuant to an agreement with Chugai Pharmaceutical dated June 17, 2019, as amended on July 14, 2020 (effective as of June 30, 2020), Chugai agreed to provide us with exclusive access to the starting material necessary to manufacture TARA-002 as well as technical support necessary for us to develop and commercialize TARA-002 anywhere in the world other than Japan and Taiwan. However, this agreement does not prevent Chugai from providing such materials and support to any third-party for medical, compassionate use and/or non-commercial research purposes and this agreement is exclusive only through June 17, 2030 or, if earlier, following any termination of the agreement by either party. Once our rights to the materials and technology necessary to manufacture, develop and commercialize TARA-002 are not exclusive, third parties, including those with greater expertise and greater resources, could obtain such materials and technology and develop a competing therapy, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our product candidates.

The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to our biopharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country and frequently are revised.

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

These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s cGCP requirements and cGLP requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that it conducts post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion, regulation of promotional activities, fraud and abuse, product sampling, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar or more onerous restrictions and requirements imposed by laws and government regulators in those countries (for example, a prohibition on direct-to-consumer advertising that does not exist in the United States).

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others, and under some circumstances even government agencies. If we cannot successfully defend ourself against product liability or similar claims, we will incur substantial liabilities, reputational harm and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We have obtained product liability insurance coverage for our clinical trials. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, restrictive and narrow, and, in the future, we may not be able to maintain adequate insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability or other similar legal actions. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all and for all geographies in which we wish to launch. A successful product liability claim or series of claims brought against us, if judgments exceed our insurance coverage, could decrease our cash and harm our business, financial condition, operating results and future prospects.

Our employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with whom we may collaborate may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless, gross or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; anticorruption laws, anti-kickback and Medicare/Medicaid rules, or laws that require the true, complete and accurate reporting of financial information or data, books and records. If any such or similar actions are instituted against us and we are not successful in defending ourself or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative and punitive penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, debarments, contractual damages, imprisonment, reputational harm, diminished profits and future earnings, injunctions, and curtailment or cessation of our operations, any of which could adversely affect our ability to operate our business and our operating results.

We may be subject to risks related to off-label use of our product candidates, if approved.

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

In addition, the market for our products will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies and there may be time limitations on when a new drug may even apply for formulary inclusion. Also, third-party payors may refuse to include products in their formularies or otherwise restrict patient access to such products when a less costly biosimilar or generic equivalent or other treatment alternative is available in the discretion of the formulary.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, although private third-party payors tend to follow Medicare practices, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities and that will require us to provide scientific, clinical and health economics support for the use of our products compared to current alternatives and do so to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained and in what time frame.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Affordable Care Act and implement a replacement program. In another example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code was eliminated beginning in 2019. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s MFN executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that rescinded the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS could take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

There are also calls to place additional restrictions on or to ban direct-to-consumer advertising of pharmaceuticals, which would limit our ability to market our product candidates. The United States is in a minority of jurisdictions that allow this kind of advertising and its removal could limit the potential reach of a marketing campaign. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

We may also be subject to strict healthcare laws, regulation and enforcement, and our failure to comply with those laws could adversely affect our business, operations and financial condition.

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

We may in-license and acquire product candidates and may engage in other strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management.

Part of our strategy is to in-license and acquire product candidates and we may engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, financial condition, operating results and prospects.

Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.

We may in-license, acquire, develop and market additional products and product candidates. Because our internal research and development capabilities are limited, we may be dependent on pharmaceutical and biotechnology companies, academic or government scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly on our ability to identify and select promising pharmaceutical and biologic product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.

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

We expect to rely upon the efforts of third parties for the successful development and commercialization of our current and future product candidates. The clinical and commercial success of our product candidates may depend upon maintaining successful relationships with third-party partners which are subject to a number of significant risks, including the following:

●	our partners’ ability to execute their responsibilities in a timely, cost-efficient and compliant manner;

●	reduced control over delivery and manufacturing schedules;

●	price increases and product reliability;

●	manufacturing deviations from internal or regulatory specifications;

●	quality incidents;

●	the failure of partners to perform their obligations for technical, market or other reasons;

●	misappropriation of our current or future product candidates; and

●	other risks in potentially meeting our current and future product anticipated commercialization schedule or satisfying the requirements of our end-users.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain active pharmaceutical ingredient, or API, and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, we may be unable to continue to develop or commercialize our products and product candidates.

We do not have direct control over whether our contract suppliers and manufacturers will maintain current pricing terms, be willing to continue supplying us with API and finished products or maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMP for production of both API and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to commercialize or obtain regulatory approval for the affected product or product candidate successfully, and we may be held liable for injuries sustained as a result.

In order to conduct larger or late-stage clinical trials for our product candidates and supply sufficient commercial quantities of any of our products, if approved, our contract manufacturers and suppliers will need to produce our API and other substances and materials used in our product candidates in larger quantities, more cost-effectively and, in certain cases, at higher yields than they currently achieve. If our third-party contractors are unable to scale up the manufacture of any of our product candidates successfully in sufficient quality and quantity and at commercially reasonable prices, or are shut down or put on clinical hold by government regulators, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to transfer the processes successfully on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects.

We expect to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. Our supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for our needs. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment, even by force majeure, may significantly impair our ability to have our products and product candidates manufactured on a timely basis. Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers may be located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries.

In addition, we cannot be certain that any prolonged, intensified or worsened effect of the COVID-19 pandemic would not impact our supply chain.

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

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, subject even to large daily price swings. For example, the closing price of our common stock from the period January 1, 2021 to December 31, 2021 has ranged from a low of $6.15 to a high of $23.86. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

●	the results of current and any future clinical trials of TARA-002 or IV Choline Chloride and any clinical trial failure, including any failure resulting from difficulties or delays in identifying patients, enrolling patients, meeting specific trial endpoints or completing and timely reporting the results of any trial;

●	our ability to obtain regulatory approvals for TARA-002, IV Choline Chloride or future product candidates, and delays or failures to obtain such approvals;

●	the failure of TARA-002 or IV Choline Chloride or future product candidates, if approved, to achieve commercial success;

●	the effects of the COVID-19 pandemic and associated health and safety measures;

●	potential side effects associated with TARA-002 or IV Choline Chloride or future product candidates;

●	issues in manufacturing, or the inability to obtain adequate supply of, TARA-002, IV Choline Chloride or future product candidates;

●	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;

●	the initiation of, material developments in, or conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;

●	announcements of any dilutive equity financings;

●	inability to obtain additional funding;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts;

●	the loss of key employees;

●	changes in laws or regulations application to TARA-002 or IV Choline Chloride or future product candidates; and

●	sales of our common stock by us, our insiders or our other stockholders.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states and localities will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post- change income or taxes may be limited. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, New York City has been significantly impacted by the COVID-19 pandemic and, due to health and safety considerations for our employees and various government restrictions, from time to time we have instituted work-from-home policies and as a result have not used our facilities there for extended periods of time. Our contract manufacturers and suppliers’ facilities and our clinical trial sites are located in locations where there have been similar working restrictions in place for the COVID-19 pandemic and where other natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism, wars and other geopolitical unrest, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the research, development, regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits stockholders owning in excess of 15% of the outstanding voting stock from merging or combining with us. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for certain disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes- Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations the SEC or other regulatory authorities or by Nasdaq.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, Process or Processing of, personal data and other sensitive and confidential information, including information we collect about patients in connection with clinical trials, sensitive third-party data or, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to the Processing of personal data by us and on our behalf, collectively, Data Protection Requirements. The number and scope of Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other. If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials (for example, under HIPAA). Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations, or each, a material adverse impact.

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

The CCPA requires covered businesses that process personal data of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of the sale of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. Further, the new California Privacy Rights Act, or CPRA, substantially expands the CCPA’s requirements effective January 1, 2023. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA and the CPRA, the CCPA and the CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The federal government is also considering comprehensive privacy legislation.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

European data protection laws (including the EU GDPR and UK GDRP) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; broadening the definition of personal data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; introducing obligations to honor increased rights for data subjects; formalizing a heightened standard to obtain data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special categor[ies] [of] personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries that they do not consider to provide an adequate level of personal data protection, such as the United States, and certain countries outside Europe (e.g. Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

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

We may publish privacy policies and other documentation regarding our Processing of personal data and/or other confidential, proprietary or sensitive information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with our policies and documentation. Such failures can subject us to potential regulatory action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or have other material adverse impacts.

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

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with officers, directors, employees, and certain consultants and advisors, there can be no assurance that binding agreements will not be breached or will be enforced by courts, that we would have adequate remedies for any breach, including injunctive and other equitable relief, or that our trade secrets and unpatented know-how will not otherwise become known, inadvertently disclosed by us or our agents and representatives, or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use and if we and our agents or representatives inadvertently disclose trade secrets and/or unpatented know-how, we may not be allowed to retrieve this and maintain the exclusivity we previously enjoyed.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our global patents at risk of being invalidated or interpreted narrowly and our global patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate or infringement actions brought against us, and the damages or other remedies awarded, if any, may not be commercially meaningful when we are the plaintiff. When we are the defendant we may be required to post large bonds to stay in the market while we defend ourselves from an infringement action.

In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patent holder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. In these situations, the royalty the court requires to be paid by the license holder receiving the compulsory license is not calculated at fair market value and can be inconsequential, thereby adversely affecting the patent holder’s business. In these countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third-party, which could also materially diminish the value of those patents. This would limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license, especially in comparison to what we enjoy from enforcing our intellectual property rights in the Unites States. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals for example, in Brazil, pharmaceutical patents require initial approval of the Brazilian health agency (ANVISA). Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to enter the market, which could materially adversely affect our business, financial condition, operating results and prospects.

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

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act or other countries’ laws similar to the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug, and this type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are ultimately established as invalid. There is a risk that a court would decide that we are infringing the third-party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court would order us to pay the other party significant damages for having violated the other party’s patents.

Because we rely on certain third-party licensors and partners and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third-party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

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

General Risk Factors

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; loss of revenue or profits; interruptions to our operations such as our clinical trials; harm to our reputation; loss of customers or sales; and other adverse consequences.

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

We may use third-party service providers and subprocessors to help us operate critical business systems to Process Sensitive Information on our behalf in a variety of contexts, including without limitation, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive Sensitive Information with or from third parties.

If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, or collectively, a Security Incident, it may materially adversely affect our business, financial condition, operating results and prospects, including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs. In the first quarter of 2020, our email server was compromised in a cyber-attack. We quickly isolated the incident and have, since, implemented additional risk prevention measures.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers”, threat actors, employee error, theft or misuse, sophisticated nation-states, and nation-state supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks); software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); malware (including as a result of advanced persistent threat intrusions); supply-chain attacks, server malfunctions, software and hardware failures; loss of data or other information technology assets; adware; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; and other similar threats.

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

Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. We may also be the subject of server malfunction, software or hardware failures, loss of data or other computer assets, and other similar issues. Due to the COVID-19 pandemic, a significant portion of our workforce and third-party partners have worked remotely from time to time, and reliance on remote working technologies and the prevalent use of mobile devices that access confidential and personal data information increase the risk of Security Incidents, which could lead to the loss confidential information, personal data, trade secrets or other intellectual property.

We may be required to expend additional, significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against Security Incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Certain data privacy and security obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect our information technology systems and Sensitive Information. Even if we were to take and have taken security measures designed to protect against Security Incidents, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Incidents and material adverse impacts that may arise from such Security Incidents. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we (or a third-party upon whom we rely) experience a Security Incident or are perceived to have experienced a Security Incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. In addition, our actual or prospective customers, collaborators, partners and/or clinical trial participants may stop using our product candidates or working with us. This discontinuance, or failure to meet the expectations of such third parties, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of Sensitive Information, including preventing us from conducting clinical trials, tests or research and development activities and prevent us from managing the administrative aspects of our business.

Applicable Data Protection Requirements may require us to notify relevant stakeholders of Security Incidents, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could materially adversely affect our business, financial condition, operating results and prospects.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Requirements related to information security or Security Incidents.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our Processing operations, privacy and security practices, or Security Incidents we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could materially adversely affect our business, financial condition, operating results and prospects.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

As of December 31, 2021, we lease approximately 10,252 square feet of space for our headquarters in New York, New York under an agreement that expires in March 2028. We lease 10,098 square feet for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Our common stock

As of March 4, 2022, there were 11,251,927 shares of common stock outstanding held by approximately 20 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held in street name by brokers and other nominees.

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

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this document, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a New York City based clinical-stage biopharmaceutical company committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases. We were founded on the principle of applying modern scientific, regulatory or manufacturing advancements to established mechanisms in order to create new development opportunities. We prioritize creativity, diverse perspectives, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan and Taiwan for LMs, and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and have begun to explore its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG. The mechanism of TARA-002 is similar to BCG. TARA-002 and BCG are intravesically administered and elicit both a Th1 type immune response and locally activated generally similar array of cytokines and immune cells.

In October 2021, we announced that the Office of Tissues and Advanced Therapies Division, or the OTAT Division, of the FDA’s Center for Biologics Evaluation and Research, or CBER, cleared our Investigational New Drug, or IND, application for TARA-002 in NMIBC. We have commenced a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with high-grade carcinoma in situ and high-grade papillary tumors (Ta). In the initial dose escalation phase of the trial, patients will receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. OK-432, the originator therapy to TARA-002, has been the standard of care in LMs in Japan for over 20 years. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an IND for TARA-002 for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division, and in October 2021 we submitted the completed confirmatory, current Good Manufacturing Practices (cGMP) comparability data for TARA-002 in relation to OK-432 as part of the IND. We are engaged with the FDA to align on a development plan for TARA-002 in LMs.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. Following a positive end of Phase 2 meeting with the FDA, we received feedback on the design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic, or PK, trial and a Phase 3 clinical trial. Prior to initiating these clinical trials, we are conducting a prevalence study to enhance understanding of the PN patient population and we plan to use this information to determine the next steps for the development program. In September 2021, we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently conducting the prospective part of the study, which is a multi-center, cross-sectional observational study that will assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in patients dependent on PN.

We had been pursuing an additional program, Vonapanitase, a recombinant human elastase. Following a review of the research, preclinical, and clinical data of Vonapanitase, we have determined to cease further development of this product candidate at this time.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. TARA-002 has not yet been approved for use for treatment of NMIBC, LMs or any other indications. We do not expect to generate revenues in the near-term, if ever. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital.

Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of approximately $94.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2021, we had approximately $130.7 million in cash, cash equivalents, and marketable debt securities.

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

Under the terms of the Merger Agreement, the Company issued shares of its common stock to Private ArTara’s stockholders, at an exchange ratio of 0.190756 shares of its common stock, after taking into account the Reverse Stock Split, for each share of Private ArTara common stock outstanding immediately prior to the Merger. The Company assumed all of the outstanding and unexercised stock options of Private ArTara, with such stock options now representing the right to purchase a number of shares of the Company’s common stock equal to 0.190756 multiplied by the number of shares of Private ArTara common stock previously represented by such Private ArTara stock options. The Company also assumed all of the unvested Private ArTara restricted stock awards, which were exchanged for a number of shares of the Company’s common stock equal to 0.190756 multiplied by the number of shares of Private ArTara common stock previously represented by such Private ArTara restricted stock awards and unvested to the same extent as such Private ArTara restricted stock awards and subject to the same restrictions as such Private ArTara restricted stock awards.

The shares of the Company’s common stock issued to the former stockholders of Private ArTara were registered with the U.S. Securities and Exchange Commission (the “SEC”) on a Registration Statement on Form S-4 (Reg. No. 333-234549) (the “Registration Statement”).

The shares of the Company’s common stock listed on The Nasdaq Capital Market, previously trading through the close of business on Thursday, January 9, 2020 under the ticker symbol “PRTO,” commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “TARA,” on Friday, January 10, 2020.

COVID-19

The ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change. We have experienced delays and may experience additional future delays that impact our business, our research and development activities, the healthcare systems in which we operate and the global economy as a whole. We will continue to monitor the COVID-19 public health crisis closely including whether the effects would have a material impact on our operations, liquidity and capital resources.

In response to the initial outbreak of COVID-19 and the prevalence of new variants and additional waves of infections throughout the pandemic, we have from time to time implemented work-from-home policies for our employees and at times have temporarily modified our operations to comply with applicable safety recommendations. Similar health and safety measures have affected or may affect third parties with whom we do business, including the third parties that we have contracted with to conduct studies for TARA-002, our study sites or other clinical partners, laboratories through which we conduct non-clinical studies. our third-party manufacturers and other parties with whom we conduct business and regulatory agencies. The effects of these measures and our related adjustments to our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the pandemic and associated health and safety measures and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations as a result of COVID-19, including in response to the prevalence of new variants of the virus, additional waves of infections and the associated health and safety measures, will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term primarily due to the lack of resources at clinical trial sites and the resulting inability to timely enroll patients in the trials. We also anticipate that the global impact of COVID-19 will negatively impact our ability to conduct non-clinical studies due primarily to laboratory closures and limited availability of personnel. In addition, the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, and it may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the COVID-19 pandemic and related effects on the economy such as supply chain disruptions and inflation risk could materially affect our business and the value of our common stock.

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

Other Income (Expense)

Interest and investment income consists of interest income on our cash, cash equivalents and marketable debt securities and amortization of investment premiums.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements and related notes appearing elsewhere in this Annual Report on 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Goodwill

On January 9, 2020, in connection with the Merger, we separately valued the assets and liabilities acquired, and then determined goodwill as the residual of the purchase price less identified net assets. The carrying value of goodwill is $29.5 million at December 31, 2021 and 2020, respectively.

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill has an indefinite useful life. Goodwill is assessed annually for impairment as of December 31, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, we have the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, then we would not perform a quantitative assessment. Otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined.

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. We have determined that we operate as one reporting unit and have selected December 31 as the date to perform our annual impairment test. As of December 31, 2021, we elected to forego the qualitative screen and performed a quantitative annual goodwill impairment test for our single reporting unit. Based upon the results of our annual goodwill impairment test, no adjustments to the carrying value of goodwill were necessary during the year ended December 31, 2021. For the year ended December 31, 2020, we elected to perform a qualitative impairment assessment of goodwill and concluded that no impairment existed as of the test date.

In consideration of the results of our annual goodwill impairment test, as well as the carrying amount of the goodwill held by our single reporting unit, further information and sensitivity analysis for our reporting unit has been included below.

The fair value of our reporting unit was determined using an income approach based on discounted cash flows, or DCF, as we elected to forgo the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several assumptions and estimates, including the amount and timing of expected future cash flows and appropriate discount rate to be applied. The expected cash flows used in the DCF analyses are based on our most recent internal long-range forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on industry benchmarks and forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective programs within our portfolio. Assumptions used in the DCF analyses, including the discount rate, are assessed based on our current results and forecasted future performance, as well as macroeconomic and industry specific factors.

The estimated fair value of the reporting unit was determined by utilizing a discount rate of 17.5%, resulting in an estimate excess of fair value over carrying value greater than 20%. Assuming all other factors remain the consistent, a 150-basis point increase in the discount rate would decrease the excess estimated fair value over carrying value to approximately 20%.

We note that a deterioration in general market conditions, a sustained trend of weaker than anticipated financial performance, a decline in share price for a sustained period of time, adverse clinical trial or regulatory related events, significant increase in market competition, a deterioration in general market conditions due to the impact of COVID-19 pandemic or otherwise, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations or financial position.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be recorded. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021 and 2020.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Period-to-Period
	2021	2020	Change

Operating expenses:
Research and development	$21,088	$11,982	$9,106
General and administrative	26,401	22,462	3,939
Total operating expenses	47,489	34,444	13,045
Loss from operations	(47,489)	(34,444)	(13,045)
Other income (expense), net:
Interest and investment income	237	500	(263)
Interest expense	-	(34)	34
Other income (expense), net	237	466	(229)
Net Loss	$(47,252)	$(33,978)	$(13,274)

Research and Development Expenses. During the year ended December 31, 2021, our research and development expenses were approximately $21.1 million which represented an increase of approximately $9.1 million as compared to the year ended December 31, 2020. This increase was primarily due to an increase of $4.1 million for manufacturing activities associated with TARA-002, an increase of $1.0 million of non-clinical, clinical and regulatory expenses associated with TARA-002, an increase of $1.7 million in manufacturing and clinical expenses associated with the prospective IV Choline Chloride study, an increase of $1.9 million in compensation, benefits and other employee-related expenses, and an increase of $0.7 million in stock-based compensation.

General and Administrative Expenses. During the year ended December 31, 2021, our general and administrative expenses were approximately $26.4 million which represented an increase of approximately $3.9 million as compared to the year ended December 31, 2020. The increase was primarily due to an increase of $1.9 million in compensation, benefits and other employee-related expenses, an increase of $2.1 million in expenses for development of market development capabilities, and an increase of $0.7 million in expenses associated with the opening of our new office in New York, New York. This was partially offset by a decrease of $0.6 million in legal fees, as we incurred significant one-time expenses in the first quarter of 2020 upon the closing of the reverse merger.

Other Income (Expense), Net. During the year ended December 31, 2021, interest and investment income was approximately $0.2 million which represented a decrease of approximately $0.3 million as compared to the year ended December 31, 2020.

Liquidity and Capital Resources

Overview

As of December 31, 2021 and 2020, our cash, cash equivalents, and marketable debt securities were $130.7 million and $168.6 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $47.3 million and $34.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had working capital of approximately $88.8 million and stockholder’s equity of approximately $161.9 million. During the year ended December 31, 2021, cash flows used in operating activities were approximately $34.5 million, consisting primarily of a net loss of approximately $47.3 million, which includes non-cash stock-based compensation charges of approximately $10.4 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements and underwritten offerings.

Liquidity

In connection with the Merger, we consummated the Private Placements, raising gross proceeds of approximately $42.5 million.

Concurrently with the execution of the Merger Agreement, certain institutional investors (together, the “Investors”) entered into a subscription agreement (as amended on November 19, 2019, the “Subscription Agreement”) with Protara Therapeutics, Inc. and Private ArTara, pursuant to which (A) Protara Therapeutics, Inc. issued, in a private placement immediately after the Merger (the “Proteon Private Placement”), (i) 3,879.356 of shares of Protara Therapeutics, Inc.’s Series 1 Convertible Non-Voting Preferred Stock (“Series 1 Preferred Stock”) at a purchase price of approximately $7,011.47 per share for gross proceeds of $27.2 million and proceeds, net of issuance costs, of $25.3 million, (ii) 1,896,888 shares of Protara Therapeutics, Inc.’s common stock at a purchase price of approximately $7.01 per share for gross proceeds of $13.3 million and proceeds, net of issuance costs, of $12.4 million and (B) Private ArTara issued, in a private placement immediately prior to the Merger (the “ArTara Private Placement”), 284,875 shares of Private ArTara common stock (post-Exchange Ratio (as defined in the Merger Agreement) basis) at a purchase price of approximately $7.01 per share (post-Exchange Ratio basis) (together with the Proteon Private Placement, the “Private Placements”) for gross proceeds of $2.0 million and proceeds, net of issuance costs, of $1.9 million. The shares issued in the Proteon Private Placement were registered for resale on a registration statement on Form S-3 filed and declared effective by the SEC on February 10, 2020.

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

We believe that our current financial resources, as of the date of the issuance of these consolidated financial statements, are sufficient to satisfy our estimated liquidity needs for at least twelve months from the issuance of these consolidated financial statements.

As a result of economic conditions, general global economic uncertainty, political change, pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. In addition, a recession or market correction resulting from the COVID-19 pandemic and related effects on the economy such as supply chain disruptions and inflation risk could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2020 and 2021 (in thousands):

	Years Ended December 31,		Period-to-Period
	2021	2020	Change

Net cash used in operating activities	$(34,502)	$(23,407)	$(11,095)
Net cash provided by/(used in) investing activities	(98,194)	2,835	(101,029)
Net cash provided by/(used in) financing activities	(228)	189,401	(189,629)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	$(132,924)	$168,829	(301,753)

Comparison of the Years Ended December 31, 2021 and 2020

Net cash used in operating activities was approximately $34.5 million for the year ended December 31, 2021 compared to approximately $23.4 million for the year ended December 31, 2020. The increase of approximately $11.1 million in cash used in operating activities was primarily driven by an increase net loss of approximately $13.3 million, which was partially offset by a $3.3 million increase in non-cash items including stock-based compensation, right-of-use asset, and amortization of premium on bonds. There was a decrease in working capital of $1.1 million, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers.

Net cash used in investing activities was approximately $98.2 million for the year ended December 31, 2021 compared to net cash provided by investing activities of approximately $2.8 million for the year ended December 31, 2020. The change of $101.0 million resulted primarily from the proceeds from maturity and redemption of marketable debt securities of $27.2 million. This was offset by the purchases of marketable debt securities of $124.7 million during the year ended December 31, 2021.

Net cash used in financing activities was approximately $0.2 million for the year ended December 31, 2021 compared to net cash provided by financing activities of $189.4 million for the year ended December 31, 2020. The net cash used in financing of $0.2 million for the year ended December 31, 2021 was for the repurchase of shares in connection with the settlement of restricted stock units. The net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of the proceeds, net of offering costs, from the Common Offering of approximately $73.6 million, the Preferred Offering of approximately $66.3 million, the issuance of Series 1 Preferred Stock of approximately $25.3 million, the Proteon Private Placement of approximately $12.4 million, the underwriters overallotment option of approximately $11.1 million, and the ArTara Private Placement of approximately $1.9 million, offset by repayments of short-term debt of approximately $1.7 million

Contractual and Other Obligations

Operating lease obligations

Our operating lease obligations primarily consist of lease payments on our corporate headquarters in New York, New York, as well as lease payments for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America which are described in further detail in Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2021 are $1.3 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2021 are $5.9 million.

Other obligations

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, supply agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our consolidated balance sheet for the periods presented.

We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into research, development and commercialization agreements. We have not included these commitments on our balance sheet because the achievement and timing of these milestones is not fixed and determinable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

No disclosure required.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-4.

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2017). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting, as such term is defined in Rules 13a-15 and 15(d)-15 promulgated under the Exchange Act, that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2022 (our “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.protaratx.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics by emailing info@protaratx.com.

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

1. The following financial statements of Protara Therapeutics, Inc. and Report of Marcum LLP, Independent Registered Public Accounting Firm, and Report of Ernst & Young LLP, Independent Register Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 23, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2019, and incorporated herein by reference).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Amendment No. 2 to Form S-4 as filed on December 4, 2019, and incorporated herein by reference).
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2+	Description of securities registered under Section 12 of the Exchange Act of 1934
4.3	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.1†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).
10.2†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.3	Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.4	Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.5†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).
10.6**	Subscription Agreement, dated September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.7**	First Amendment to Subscription Agreement, dated November 19, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 99.12 to the Registrant’s Registration Statement on Form S-4).
10.8†	Amended and Restated 2014 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2020).
10.9†	Forms of Stock Option Agreement, Option Exercise, Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Amended and Restated 2014 Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K on form 10-K for the fiscal year ended December 31, 2019 filed on March 20, 2020).
10.10†	2017 Equity Incentive Plan of ArTara Subsidiary, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.11†	Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.12†	Form of Stock Option Grant Notice and Stock Option Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.13†	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.14†	Executive Employment Agreement, dated as of November 5, 2019, as amended on December 4, 2019, by and between ArTara Subsidiary, Inc. and Jesse Shefferman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.15†	Executive Employment Agreement, dated as of December 17, 2019, by and between ArTara Subsidiary, Inc. and Jacqueline Zummo, Ph.D., MPH, MBA. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.16†^	Separation Agreement and Release, dated as of July 23, 2020, by and between the Registrant and Julio Casoy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2020).
10.17†	Executive Employment Agreement, effective as of February 11, 2020 by and between the Registrant and Blaine Davis (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2020).
10.18††	Choline License Agreement, by and between ArTara Subsidiary, Inc. and Alan L. Buchman, M.D. dated as of September 27, 2017. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.19††	Sponsored Research and License Agreement, by and between ArTara Subsidiary, Inc. and The University of Iowa dated as of November 28, 2018. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.20††	License Agreement, by and between ArTara Subsidiary, Inc. and The Feinstein Institute for Medical Research dated as of December 22, 2017. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

10.21 ††	Agreement, by and between ArTara Subsidiary, Inc. and Chugai Pharmaceutical Co., Ltd. dated as of June 17, 2019. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.22 ††	Amendment to Agreement, by and between Chugai Pharmaceutical Co., Ltd. and the Registrant, dated as of July 14, 2020 and effective as of June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).
10.23 †	Form of Indemnity Agreement between the Registrant and each of its directors and officers. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.24 †	Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2020).
10.25 †† **	Lease by and between 345 PAS HOLDING LLC, and the Registrant, dated as of December 7, 2020.
10.26 †+	Consulting Agreement, dated as of October 16, 2021, by and between the Company and Martín Sebastian Olivo, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2021).
10.27 †+	Separation Agreement and Release, dated as of October 15, 2021, by and between the Company and Martín Sebastian Olivo, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2021.
21.1 +	List of Subsidiaries.
23.1 +	Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2 +	Consent of Marcum LLP, independent registered public accounting firm.
24.1 +	Power of Attorney (Included in signature pages)
31.1 +	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) the notes to the Consolidated Financial Statements.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

†	Indicates management contract or compensatory plan or arrangement.
††	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information is of the type the Registrant customarily and actually treats as private or confidential.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protara Therapeutics, Inc. .

Date: March 9, 2022	/s/ Jesse Shefferman
Jesse Shefferman President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: March 9, 2022	/s/ Blaine Davis
Blaine Davis Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jesse Shefferman and Blaine Davis his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSE SHEFFERMAN	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022
Jesse Shefferman

/s/ BLAINE DAVIS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2022
Blaine Davis

/s/ LUKE BESHAR	Chairman of the Board of Directors	March 9, 2022
Luke Beshar

/s/ BARRY FLANNELLY, PHARM.D.	Director	March 9, 2022
Barry Flannelly, Pharm.D.

/s/ ROGER GARCEAU, M.D.	Director	March 9, 2022
Roger Garceau, M.D.

/s/ JANE HUANG, M.D.	Director	March 9, 2022
Jane Huang, M.D.

/s/ RICHARD LEVY, M.D.	Director	March 9, 2022
Richard Levy, M.D.

/s/ GREGORY P. SARGEN	Director	March 9, 2022
Gregory P. Sargen

/s/ CYNTHIA SMITH	Director	March 9, 2022
Cynthia Smith

/s/ MICHAEL SOLOMON, PH.D.	Director	March 9, 2022
Michael Solomon, Ph.D.

Protara Therapeutics, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Protara Therapeutics, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill

Description of the Matter

As of December 31, 2021, the Company’s goodwill was $29.5 million. As discussed in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment as of December 31, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value.

Auditing the Company’s quantitative impairment test for goodwill was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to the significant assumptions that require judgment including the amount and timing of expected future cash flows and the related discount rate. These assumptions are affected by such factors as expected future market or economic conditions and clinical trial and regulatory events.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing the valuation methodology, evaluating the significant assumptions used to develop the projected financial information, and testing the underlying data used by the Company in its analysis. For example, we compared the projected financial information developed by management to current industry benchmarks and economic trends and evaluated the expected impacts of the Company’s ongoing operating strategies to develop its portfolio of therapies on the significant assumptions. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also considered the relationship between the fair value of the reporting unit to the market capitalization of the Company. In addition, we involved our internal valuation specialists to assist in evaluating the methodology and significant assumptions applied in developing the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Protara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Protara Therapeutics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP

We served as the Company’s auditor from 2019 to 2021.

New York, NY

March 11, 2021

Protara Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$35,724	$168,598
Restricted cash	-	50
Marketable debt securities	55,505	-
Prepaid expenses and other current assets	1,883	787
Total current assets	93,112	169,435
Restricted cash, non-current	745	745
Marketable debt securities, non-current	39,467	-
Property and equipment, net	1,719	1,240
Operating lease right-of-use asset	7,171	1,060
Goodwill	29,517	29,517
Other assets	865	1,160
Total assets	$172,596	$203,157
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$954	$914
Accrued expenses	2,489	1,913
Operating lease liability	855	88
Total current liabilities	4,298	2,915
Operating lease liability, non-current	6,384	999
Total liabilities	10,682	3,914
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 convertible preferred stock, 8,028 shares authorized at December 31, 2021 and 2020, respectively 8,027 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 11,235,731 and 11,211,840 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	11	11
Additional paid in capital	256,126	245,992
Accumulated deficit	(94,012)	(46,760)
Accumulated other comprehensive income (loss)	(211)	-
Total stockholders’ equity	161,914	199,243
Total liabilities and stockholders’ equity	$172,596	$203,157

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020

Operating expenses:
Research and development	$21,088	$11,982
General and administrative	26,401	22,462
Total operating expenses	47,489	34,444
Loss from operations	(47,489)	(34,444)
Other income (expense), net
Interest and investment income	237	500
Interest expense	-	(34)
Other income (expense), net	237	466
Net loss	(47,252)	(33,978)

Net loss per share attributable to common stockholders, basic and diluted	$(4.21)	$(4.70)
Weighted average shares outstanding, basic and diluted	11,232,576	7,233,913
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable debt securities	(211)	-
Other comprehensive income (loss)	(211)	-
Comprehensive Loss	$(47,463)	$(33,978)

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2019	-	$-	2,627,533	$3	$10,651	$(12,782)	$-	$(2,128)

Issuance of Common Stock in ArTara Private Placement, net of offering costs	-	-	284,875	-	1,867	-	-	1,867
Issuance of Common Stock in Proteon Private Placement, net of offering costs	-	-	1,896,888	2	12,411	-	-	12,413
Issuance of Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	3,879	-	-	-	25,319	-	-	25,319
Reverse business combination	-	-	1,033,907	1	34,532	-	-	34,533
Issuance of Common Stock in public offering, net of offering costs	-	-	4,600,000	4	73,566	-	-	73,570
Issuance of Series 1 Convertible Preferred in public offering, net of offering costs	4,148	-	-	-	66,284	-	-	66,284
Issuance of Common Stock in Common Offering (Underwriters Overallotment Option), net of offering costs	-	-	690,000	1	11,086	-	-	11,087
Settlement of restricted stock units	-	-	20,870	-	-	-	-	-
Exercise of stock options	-	-	57,767	-	530	-	-	530
Stock-based compensation expense	-	-	-	-	9,746	-	-	9,746
Net loss	-	-	-	-	-	(33,978)	-	(33,978)
Balance at December 31, 2020	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243
Settlement of restricted stock units	-	-	23,891	-	(228)	-	-	(228)
Stock-based compensation expense	-	-	-	-	10,362	-	-	10,362
Other comprehensive loss	-	-	-	-	-	-	(211)	(211)
Net loss	-	-	-	-	-	(47,252)	-	(47,252)
Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,252)	$(33,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	10,362	9,746
Operating lease right-of-use asset	1,050	93
Depreciation	117	103
Amortization of premium on marketable debt securities	1,737	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(418)	1,405
Other assets	295	58
Accounts payable	40	198
Accrued expenses	576	(966)
Operating lease liabilities	(1,009)	(66)
Net cash used in operating activities	(34,502)	(23,407)

Cash flows from investing activities:
Cash and restricted cash acquired in connection with the reverse merger with ArTara Therapeutics, Inc.	-	3,719
Purchase of marketable debt securities	(124,748)	-
Proceeds from maturity and redemption of marketable debt securities	27,150	-
Purchase of property and equipment	(596)	(884)
Net cash (used in)/provided by investing activities	(98,194)	2,835

Cash flows from financing activities:
Proceeds from - ArTara Private Placement, net of offering costs	-	1,867
Proceeds from - Common Stock in Proteon Private Placement, net of offering costs	-	12,413
Proceeds from - Series 1 Convertible Preferred Stock in Proteon Private Placement, net of offering costs	-	25,319
Proceeds from Common Offering, net of offering costs	-	73,570
Proceeds from Preferred Offering, net of offering costs	-	66,284
Proceeds from Underwriters Overallotment Option	-	11,087
Repayments under short-term debt	-	(1,669)
Proceeds from the exercise of stock options	-	530
Repurchase of shares in connection with settlement of RSUs	(228)	-
Net cash (used in)/provided by financing activities	(228)	189,401

Net (decrease)/increase in cash and cash equivalents and restricted cash	(132,924)	168,829
Cash and cash equivalents and restricted cash - beginning of year	169,393	564
Cash and cash equivalents and restricted cash - end of period	$36,469	$169,393

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$34
Income Taxes	$-	$-
Supplemental schedule of non-cash activities:
Deferred offering costs recognized that were previously recorded in accrued expenses	$-	$122
Purchase of insurance agreement with notes payable	$-	$1,669
Common stock issued in connection with the reverse merger with ArTara Therapeutics, Inc.	$-	$34,533

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1. Organization and Nature of the Business

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

On January 9, 2020, in connection with and prior to the completion of the Merger, Protara Therapeutics, Inc. effected a 1-for-40 reverse stock split of its common stock (the “Protara Reverse Stock Split”), Private ArTara changed its name from “ArTara Therapeutics, Inc.” to “ArTara Subsidiary, Inc.”, and ArTara Therapeutics, Inc. changed its name from “Proteon Therapeutics, Inc.” to “ArTara Therapeutics, Inc” then subsequently changed its name from “ArTara Therapeutics, Inc” to “Protara Therapeutics, Inc.” All share and per share amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the Protara Reverse Stock Split and the Exchange Ratio (defined below). In addition, immediately following the closing of the Private Placements (defined below), all of the outstanding shares of Protara Therapeutics, Inc.’s Series A Preferred Stock were converted into shares of Protara Therapeutics, Inc.’s common stock. Shares of the Company’s common stock commenced trading on The Nasdaq Capital Market under the new name and ticker symbol “TARA” as of market open on January 10, 2020. See Note 3 for the full discussion regarding the Merger, Exchange Ratio and recapitalization

Liquidity, Capital Resources and Management Plans

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

Impact of COVID-19

The ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change. The Company has experienced delays and may experience additional future delays that impact the business, research and development activities, the healthcare systems in which the Company operates and the global economy as a whole. Due to the continued evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ongoing effects on the Company’s results of operations, financial condition, or liquidity. The Company will continue to monitor the COVID-19 public health crisis closely including whether the effects would have a material impact on the Company’s operations, liquidity and capital resources

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates include but are not limited to income taxes, the valuation of deferred tax assets, recoverability of goodwill, and contingencies.

On an ongoing basis, the Company’s management evaluates its estimates based on historical and anticipated results, trends, and various other assumptions believed to be reasonable. Actual results could differ from those estimates. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the change becomes evident.

Reclassification

Certain amounts in prior periods related to the classification of operating right-of-use assets have been reclassified to conform to current period presentation. These reclassifications to adjust prior period presentation had no impact on consolidated statements of operations and comprehensive loss or consolidated statements of cash flows.

Business Combinations

The purchase price of the assets acquired and the liabilities assumed are measured at their fair values and recognized at the acquisition date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill.

Deferred tax liabilities and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination. See Note 3 for the Company’s accounting for the reverse merger.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value. The Company’s restricted cash balances consist of cash deposits to collateralize letter of credit obligations.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$35,724	$168,598
Restricted cash	-	50
Restricted cash, non-current	745	745
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$36,469	$169,393

Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements” provides the framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Fair value is defined as the exchange price, or an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

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

Marketable Debt Securities

The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current.  The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The Company records investments at fair value with unrealized gains and losses recorded as a component of other comprehensive loss in the consolidated statements of operations and comprehensive loss until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of these investments.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include amounts held as cash, cash equivalents, restricted cash, and marketable debt securities. The Company uses high quality, accredited financial institutions to maintain its balances, and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has no financial instruments with off-balance sheet risk of loss.

Property and Equipment, net

Property and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Depreciation begins at the time the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.  Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

The estimated useful lives for significant property and equipment categories are as follows:

Asset Classification	Estimated Useful Life
Computer equipment	5
Furniture, fixtures and other	5
Laboratory equipment	7
Leasehold improvements	Shorter of the useful life of asset or the lease term

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable or that the useful life is shorter than originally estimated. When such events occur, the Company compares the carrying amounts of the asset or asset group to the undiscounted expected future cash flows. If this comparison indicates that the asset or asset group is impaired, the amount of impairment is measured as the difference between the carrying value and fair value of the asset or asset group. If the useful life is shorter than originally estimated, the Company will amortize the remaining carrying value over the new shorter useful life. To date, no such impairment loss has been recognized.

Leases

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

Leases classified as operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations, in our consolidated balance sheet. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. ROU assets and lease liabilities are recognized at the lease commencement date.

The Company has elected to account for the lease and non-lease components for leases as a single component for classes of all underlying assets and allocate all the contract consideration to the lease component only. Lease cost for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments are included in lease operating expenses.

The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less (“short-term leases”) on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Segment Information

The Company identifies its operating segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”). Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

Goodwill

On January 9, 2020, in connection with the Merger, the Company separately valued the assets and liabilities acquired, and then determined goodwill as the residual of the purchase price less identified net assets. The carrying value of goodwill is $29.5 million at December 31, 2021 and 2020, respectively.

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill has an indefinite useful life. Goodwill is assessed annually for impairment as of December 31, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative assessment. Otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined.

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. The Company has determined that it operates as one reporting unit and has selected December 31 as the date to perform its annual impairment test.

As of December 31, 2021, the Company elected to forego the qualitative screen and performed a quantitative annual goodwill impairment test for the reporting unit. As of December 31, 2020, the Company elected to perform a qualitative impairment assessment of goodwill impairment and considered qualitative indicators of the fair value of the reporting unit. Based upon the results of our annual goodwill impairment test, no adjustments to the carrying value of goodwill were necessary during the years ended December 31, 2021 and 2020.

Research and Development

Research and development expenses consist primarily of third-party costs incurred to develop drug candidates, employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, depreciation and other allocated overhead costs, which include rent and maintenance of facilities and other supplies. Research and development costs are expensed as incurred.

Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense provided that there is no alternative future use of the rights in other research and development projects.

Nonrefundable advance payments to vendors for goods or services that will be used or received in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed. Where milestone payments are due to third parties under research and development collaboration arrangements or other contractual agreements, the milestone payment obligations are expensed when the milestone conditions are met and the amount of payment is reasonably estimable.

Protara Therapeutics, Inc.

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

Certain third-party costs are included as a component of research and development expense. These expenses include fees paid to contract research organizations (“CROs”) and other clinical trial costs, contractual services costs and costs for supply of its drug candidates. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Investment Income

Investment income consists primarily of interest income and accretion income earned and amortization expense incurred related to our marketable debt securities and interest income related to cash, cash equivalents and restricted cash.

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock units (“RSUs”), and an employee stock purchase program (“ESPP”). The Company accounts for stock-based compensation using the fair value method.

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures at the time forfeitures occur.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility for the Company’s common stock is determined based on an average of the historical volatility of the Company and the historical volatility of a peer-group of similar public companies. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant or remeasurement.

The stock-based compensation expense associated with purchase rights under the ESPP is measured at fair-value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period. The Black-Scholes option pricing assumptions are similar to those used for stock options with the exception of the expected term of purchase rights for the ESPP which is based on the duration of an offering period.

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of the grant.

The RSUs are granted to directors pursuant to the Company’s equity plan. Settlement for the RSUs is deferred until the earliest to occur of (i) the director’s termination of service, (ii) death, (iii) disability or (iv) a change in control of the Company. In the event of a change in control of the Company, the RSUs will vest in full.

The fair value of all stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the vesting period, which is typically one to four years for RSUs and four years for stock options.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same way the payroll costs or service payments are classified for the related stock-based award recipients.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding valuation allowance is established. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense in the consolidated statement of operations and comprehensive loss.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the common equivalent shares for the period including any dilutive effect from unvested restricted common stock, outstanding stock options and potential shares issuable under the ESPP.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This ASU is designed to reduce complexity for accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The standard became effective for the first interim period within annual reporting periods beginning after December 15, 2020. On January 1, 2021, the Company adopted ASU 2018-15. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for annual reporting periods beginning after December 15, 2020. On January 1, 2021, the Company adopted ASU 2019-12. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (ASU 2019-10), which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its consolidated financial statements and disclosures.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 13, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. Reverse Merger with Protara and Recapitalization

On January 9, 2020, in connection with, and prior to the completion of the Merger, Protara Therapeutics, Inc. effected the Protara Reverse Stock Split, which resulted in 557,631 pre-merger shares of Protara Therapeutics, Inc. outstanding.

Under the terms of the Merger Agreement, Protara Therapeutics, Inc. issued shares of its common stock to the Company’s stockholders, at an exchange ratio of 0.190756 (the “Exchange Ratio”), after taking into account the Protara Reverse Stock Split, for each share of Private ArTara common stock outstanding immediately prior to the Merger. Protara Therapeutics, Inc. assumed all of the unvested Private ArTara restricted stock awards, which were exchanged for a number of shares of Protara Therapeutics, Inc.’s common stock equal to 0.190756 multiplied by the number of shares of Private ArTara common stock previously represented by such Private ArTara restricted stock awards and unvested to the same extent as such Private ArTara restricted stock awards and subject to the same restrictions as such Private ArTara restricted stock awards. On account of the adjustment required pursuant to the Exchange Ratio, there were 2,627,533 shares of Private ArTara common stock outstanding immediately prior to the Merger.

Protara Therapeutics, Inc. assumed all of the outstanding and unexercised stock options of Private ArTara, with such stock options representing the right to purchase a number of shares of Protara Therapeutics, Inc.’s common stock equal to 0.190756 multiplied by the number of shares of Private ArTara common stock previously represented by such Private ArTara stock options. As a result, 219,699 shares were assumed under Private ArTara’s 2017 Equity Incentive Plan. No additional awards will be made under the 2017 Equity Incentive Plan. On January 1, 2020, Protara Therapeutics, Inc. amended its Amended and Restated 2014 Equity Incentive Plan (the “Amended 2014 Plan”) to increase the number of shares of stock available for issuance under the 2014 Equity Incentive Plan to 1,048,300 shares and made conforming changes and updates pursuant to Section 162(m) of the Code.

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

Immediately following the closing of the Proteon Private Placement, 18,954 shares of Protara Therapeutics, Inc.’s Series A Convertible Preferred Stock outstanding were converted into 476,276 shares of Protara Therapeutics, Inc.’s common stock. These shares, combined with the 557,631 pre-merger shares of Protara Therapeutics, Inc. outstanding after the Protara Reverse Stock Split, resulted in an aggregate of 1,033,907 shares of Protara Therapeutics, Inc.’s common stock issued in connection with the Merger.

Immediately after the consummation of the Merger and prior to the consummation of the Proteon Private Placement, the former stockholders and option holders of Private ArTara owned, or held rights to acquire, approximately 75.2% of the fully diluted common stock of Protara, with Protara Therapeutics, Inc.’s stockholders and option holders immediately prior to the Merger owning approximately 24.8% of the fully-diluted common stock of Protara.

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

The primary reasons for the reverse merger were to increase access to sources of capital and a broader range of investors to support the clinical development of Private ArTara’s product candidates, the potential to provide current stockholders with greater liquidity by owning stock in a public company, the potential for a more cost-effective means to access capital and the registration of Protara common stock issued to Private ArTara’s stockholders. In addition, Protara assumed the existing 2014 Equity Incentive Plan, and all outstanding stock options thereunder.

The following presents the unaudited pro forma combined financial information as if the reverse merger had occurred as of January 1, 2020.

For the Year Ended December 31,
2020
Net loss	$(33,754)
Pro forma loss per common share, basic and diluted	$(4.62)
Pro forma weighted average number of common shares outstanding, basic and diluted	7,304,201

The pro forma combined results of operations are not necessarily indicative of the results of operations that would have occurred had the reverse merger been completed as of January 1, 2020, nor are they necessarily indicative of future consolidated results.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

4. Fair Value of Financial Instruments

The table below presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

At December 31, 2021, the Company has classified financial instruments measured at fair value on a recurring basis as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$26,323	$-	$-	$26,323
Restricted cash, non-current
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	94,972	-	94,972
Total	$27,068	$94,972	$-	$122,040

Money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets. Corporate debt securities classified as Level 2 within the fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the period presented.

As of December 31, 2020, the Company did not have any marketable debt securities or money market funds.

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2021 and 2020 are carried at amounts that approximate fair value due to their short-term maturities.

5. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$55,548	$-	$(43)	$55,505
Corporate bonds - presented in marketable debt securities, non-current	39,635	-	(168)	39,467
Total	$95,183	$-	$(211)	$94,972

As of December 31, 2020, the Company did not have any marketable debt securities.

The amount of realized gains and losses reclassified into earnings have not been material to the Company’s consolidated statements of operations. There were no sales of securities in the periods presented.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The contractual maturities of all securities held at December 31, 2020 was 23 months or less. Of the 40 securities in a loss position held by the Company, there were no securities with an other-than-temporary impairment at December 31, 2021. There were no securities in a continuous unrealized loss position for greater than twelve months at December 31, 2021.

Investment Income

Investment income consists of the following:

	December 31,
	2021	2020
Interest income	$1,974	$500
Accretion/(amortization) of discount/premium, net	(1,737)	-
Total interest and investment income	$237	$500

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid insurance	279	292
Prepaid research and development	684	209
Prepaid software	79	10
Accrued interest on marketable debt securities	634	-
Prepaid rent	-	113
Other prepaid expenses	173	111
Other current assets	34	52
Total	$1,883	$787

7. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Computer equipment	$175	$34
Furniture, fixtures and other	352	21
Laboratory equipment	591	601
Leasehold improvements	224	200
Property and equipment not yet placed into service	613	503
Total property and equipment	1,955	1,359
Less: Accumulated depreciation	(236)	(119)
Total property and equipment, net	$1,719	$1,240

Depreciation expense was $117 and $103 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, $36 and $81 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, $99 and $4 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, 100% of the Company’s total property and equipment, net was attributable to the United States.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Payroll	$1,801	$1,530
Taxes	41	159
Legal fees	29	156
Research and development costs	437	37
Other expenses	181	31
Total	$2,489	$1,913

9. Short-Term Debt

Financing Agreement

On February 19, 2020, the Company entered into a nine-month financing agreement with AFCO Credit Corporation for its directors and officers (“D&O”) liability insurance in the amount of $2,225. The Company made a down payment of $556, leaving a principal balance of $1,669. The financing bore interest at a rate of 4.25% per annum, and was repaid in monthly installments of $189, which included both principal and interest. As of December 31, 2021 and 2020, the balance under this debt was $0. The Company recorded interest expense of $0 and $34 for the year ended December 31, 2021 and 2020, respectively, under this financing agreement.

10. Leases

Operating leases

In December 2020, the Company entered into an agreement to lease approximately 10.3 square feet of office space in New York, New York (“Office Lease”), which commenced in April 2021. The office space is owned by an affiliate of Deerfield Management Company, L.P., which together with its affiliates beneficially owned more than 5% of the Company’s voting securities at the time the lease was executed. Annual rent is approximately $1,117. The Office Lease has a term of approximately seven years and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company has an option to extend the term by five years, however, the Company determined at the lease commencement date that it was not reasonably certain to exercise the renewal option and such renewal was excluded from the operating lease right-of-use, or ROU, asset and operating lease liability recorded for this lease.

The Company is responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises which are recognized as variable lease expense in the period when incurred. In conjunction with the Office Lease, the Company established a letter of credit of approximately $745 secured by cash balances included in restricted cash.

In June 2021, the Company amended the existing agreement with its contract development and manufacturing organization, or CDMO, establishing a term of eight-years from the amendment date. Prior to the amendment, the leased spaces met the short-term lease exception under a quarter-to quarter arrangement and were not included in measurement of lease liabilities.

Leases classified as operating leases are included in operating lease ROU assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. The Office Lease and the CDMO leased spaces are included in operating lease ROU assets and operating lease liabilities. Cash paid for operating lease liabilities was $1,009 and $66 during the years ended December 31, 2021 and 2020, respectively, which is included in operating cash flows. The ROU asset obtained in exchange for operating lease liabilities related to the Office Lease was $6,549.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The components of lease expense were as follows:

	For the year ended December 31,
Lease expense	2021	2020
Operating lease expense	$1,050	$93
Short-term lease expense	102	215
Total	$1,152	$308

Variable lease expense for the years ended December 31, 2021 and 2020 was not material.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2021	2020

Weighted-average discount rate	7.0%	12.0%
Weighted-average remaining lease term – operating lease (in months)	79	87

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s consolidated balance sheet as of December 31, 2021, was as follows:

For the year ending December 31:	Operating Lease Payments
2022	$1,327
2023	1,327
2024	1,327
2025	1,395
2026	1,429
Thereafter	2,234
Total gross operating lease payments	9,039
Less: imputed interest	(1,800)
Total lease liabilities, reflecting present value of future minimum lease payments	$7,239

11. Commitments and Contingencies

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

Pursuant to the agreement there were no research and development expenses recognized during the years ended December 31, 2021 and 2020.

Protara Therapeutics, Inc.

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

During the years ended December 31, 2021 and 2020, the Company recorded research and development expense of $15 and $115, respectively, in connection with the Feinstein Agreement.

Sponsored Research and License Agreement

On November 28, 2018, the Company entered into a sponsored research and license agreement (the “Iowa Agreement”) with the University of Iowa. Pursuant to the Iowa Agreement, the University of Iowa, which is engaged in clinical research to improve the diagnosis and treatment of lymphangioma using a pharmaceutical product (OK-432), would assist the Company in collecting case reports, forms, source data, and safety data available to the University of Iowa in support of the development of the Company’s proprietary Streptococcus Pyogenes investigational product, TARA-002 for the LMs indication. During the term of the services, the Company would generally pay the University of Iowa thirty thousand dollars ($30) per year to fund the project, plus additional amounts upon the realization of certain milestones. More specifically, upon forty-five (45) days of an approval of TARA-002 by the FDA, the Company would pay up to $1,750 to the University of Iowa for meeting these milestones. Furthermore, the Company would pay the University of Iowa royalties of up to 1.75% for net sales ranging from $0 - $25,000, 2.25% for net sales ranging from $25,000 to $50,000, and 2.50% for net sales in excess of $50,000. Pursuant to the Iowa Agreement, the University of Iowa would be entitled to additional payments for the Company achieving annual net sales of product according to the milestones. For annual net sales of product up to $25,000; $62; for annual net sales of product of up to $50,000; $62; and for annual net sales of product of up to $100,000; $125.

During the years ended December 31, 2021 and 2020, the Company recorded research and development expense of $0 and $30 respectively, in connection with the Iowa Agreement.

Chugai Agreement

On June 17, 2019, the Company entered into an agreement (the “Chugai Pharmaceutical Agreement”) with Chugai Pharmaceutical Co., LTD (“Chugai”), a drug manufacturing firm with offices and operations in Japan. Pursuant to the Chugai Pharmaceutical Agreement, Chugai would help the Company in its goals to develop and commercialize a therapeutic product (the “New Product”) which is comparable to the Chugai existing therapeutic product (the “Existing Product”). In addition, the Company would be entitled to the use of Chugai materials and technical support as necessary. On July 14, 2020, the Company and Chugai entered into an amendment (the “Chugai Amendment”) to the Chugai Pharmaceutical Agreement. The Chugai Amendment is effective as of June 30, 2020. The Chugai Amendment extended the date through which Chugai will exclusively provide the Existing Product and materials to the Company from June 30, 2020 to June 30, 2021, extended the date through which Chugai will not provide materials or technical support to any third-party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date and provides that, in addition to the designated fee provided upon the initial indication approval in the Chugai Pharmaceutical Agreement, the Company will pay Chugai a designated fee for each additional indication approval. The Company is obligated to Chugai for certain payments upon the completion of agreed upon milestones.

Pursuant to the agreement there were no research and development expenses recognized during the years ended December 31, 2021 and 2020.

Protara Therapeutics, Inc.

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

In the normal course of business, the Company enters into contracts in which it makes representations and warranties regarding the performance of its services and that its services will not infringe on third-party intellectual rights. There have been no significant events related to such representations and warranties in which the Company believes the outcome could result in losses or penalties in the future.

12. Stockholders’ Equity

Common Stock

As of December 31, 2021, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,235,731 and 11,211,840 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding, respectively.

Description of Series 1 Convertible Preferred Stock

Each share of Series 1 Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to adjustment for any stock splits, stock dividends and similar events, at any time at the option of the holder, provided that any conversion of Series 1 Convertible Preferred Stock by a holder into shares of the Company’s common stock would be prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock issued and outstanding after giving effect to such conversion. Upon written notice to the Company, the holder may from time to time increase or decrease such limitation to any other percentage not in excess of 19.99% specified in such notice. In addition, upon the occurrence of certain transactions that involve the merger or consolidation of the Company, an exchange or tender offer, a sale of all or substantially all of the assets of the Company or a reclassification of its Common Stock, each share of Series 1 Convertible Preferred Stock will be convertible into the kind and amount of securities, cash and/or other property that the holder of a number of shares of Common Stock issuable upon conversion of one share of Series 1 Convertible Preferred Stock would receive in connection with such transaction.

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

Each share of Series 1 Convertible Preferred Stock is entitled to a preference of $10.00 per share upon liquidation of the Company, and thereafter will share ratably in any distributions or payments on an as-converted basis with the holders of Common Stock. The Company’s Series 1 Convertible Preferred Stock are non-voting.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Underwritten Public Offering

On September 24, 2020, pursuant to an underwriting agreement dated September 22, 2020, the Company issued and sold in an underwritten public offering (the “Common Offering”) an aggregate of 4,600,000 shares of its common stock at an offering price of $16.87 per share, for gross and net proceeds of approximately $77.6 million and $73.6 million, respectively. The underwriters were granted an option to purchase up to 690,000 additional shares of the Company’s common stock at the public offering price, less the underwriting discount. On October 6, 2020, the underwriters exercised their overallotment option in full, purchasing an additional 690,000 shares, resulting in the receipt of gross and net proceeds of $11.6 million and $11.1 million, respectively.

On September 24, 2020, pursuant to an underwriting agreement (dated September 22, 2020), the Company issued and sold in an underwritten public offering (the “Preferred Offering”) an aggregate of 4,148 shares of its Series 1 Convertible Preferred Stock at an offering price of $16,873.54 per share, for gross and net proceeds of approximately $70.0 million and $66.3 million, respectively.

13. Stock-Based Compensation

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

As of December 31, 2021, 420,500 shares remain available to be issued under the 2020 Inducement Plan.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara, its Board of Directors and its shareholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Equity Incentive Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Equity Incentive Plan (the “Amended 2014 Plan”). On July 31, 2017, the stockholders approved this amendment. On January 1, 2020, Protara Therapeutics, Inc. amended its Amended and Restated 2014 Equity Incentive Plan to increase the number of shares of stock available for issuance under the 2014 Equity Incentive Plan to 1,048,300 shares and made conforming changes and updates pursuant to Section 162(m) of the Code.

The Amended 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The Amended 2014 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, by four percent of the Company’s common stock on the immediately preceding December 31, adjusted for the number of shares of the Company’s common stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for the Company’s common stock, or such lesser number of shares as determined by the Company’s Board of Directors. On January 1, 2021, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 812,889 shares to 1,861,189 shares. As of December 31, 2021, 398,604 shares remain available to be issued under the Amended 2014 Plan.

On January 1, 2022, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 840,181 shares to 1,238,785 shares available to be issued.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP initially authorized the issuance of up to 3,513 shares of the Company’s common stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st. On January 1, 2021, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 25,037 shares. As of December 31, 2021, the authorized number of shares under the 2014 ESPP is 25,037 and the number of shares available for issuance is 20,365. During the years ended December 31, 2021 and 2020, no shares were issued under the 2014 ESPP.

On January 1, 2022, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 32,062 shares.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 12/31/2020	274,616	$29.95
Granted	10,500	11.16
Forfeited	-	-
Vested	(188,915)	29.46
Non-vested 12/31/2021	96,201	$28.87

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of December 31, 2021, the unamortized value of RSUs was $1,835. As of December 31, 2021, the weighted average remaining amortization period was 2.39 years. As of December 31, 2021 and 2020, 286,918 and 132,709 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the year ended December 31, 2021, the Company issued 23,891 shares of the Company’s common stock from the net settlement of 34,706 RSUs. The Company paid $228 in connection with the net share settlement of these RSUs.

Stock Options

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Years Ended December 31,
	2021	2020
Exercise price	$ 6.56 - $ 19.82	$ 17.84 - $ 51.12
Dividend yield	0.00%	0.00%
Expected volatility	89.00% - 98.00%	95.00% - 101.00%
Risk-free interest rate	0.45% - 1.33%	0.28% - 1.69%
Expected life (in years)	5.27 - 6.08	5.27 - 6.08

The following table summarizes stock option activities for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding 12/31/2020	674,039	$25.23	9.06	$2,311
Granted	861,850	16.32	-	-
Exercised	-	-	-	-
Forfeited	(168,196)	17.62	-	-
Expired	(11,054)	26.15	-	-
Outstanding at December 31, 2021	1,356,639	$20.51	8.59	$1

Vested or expected to vest at December 31, 2021	1,356,639	$20.51	8.59	$-
Exercisable as of 12/31/2021	407,981	$21.97	7.83	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2021. The intrinsic value of options exercised during the year ended December 31, 2021 was $0 as no options were exercised. The intrinsic value of options exercised during the year ended December 31, 2020 was $696.

The weighted average grant date fair value per share of the options granted during the years ended December 31, 2021 and 2020 was $12.60 and $22.61, respectively of December 31, 2021, there was approximately $12,664 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.71 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Years Ended December 31,
	2021	2020
RSUs	$4,520	$6,357
Stock options	5,842	3,389
Total	$10,362	$9,746

Stock-based compensation expense was reflected within the statements of operations as:

	For the Years Ended December 31,
	2021	2020
Research and development	$1,409	$741
General and administrative	8,953	9,005
Total	$10,362	$9,746

14. Income Taxes

Federal and State income tax expense is as follows:

	For the Years Ended December 31,
	2021	2020
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(8,918)	(6,211)
State	4,294	(2,439)
Total deferred	(4,624)	(8,650)
Change in valuation allowance	4,624	8,650
Total income tax expense (benefit)	$-	$-

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$23,350	$19,371
Stock option expense	920	443
Research and development credits	1,551	70
Operating lease liability	1,564	330
RSU expense	1,960	1,796
Other	7	10
Total deferred tax assets	29,352	22,020
Valuation allowance	(27,803)	(21,698)
Deferred tax assets, net of valuation allowance	1,549	322
Deferred tax liabilities:
Operating right-of-use asset	(1,549)	(322)
Total deferred tax liabilities	(1,549)	(322)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	For the Years Ended December 31,
	2021	2020
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.6)%	(9.4)%
Research and development credits	(3.3)%	-%
Option expense	1.1%	1.2%
Other	1.2%	1.9%
True-up to prior years return	8.2%	1.8%
State rate change	1.5%	-%
Change in valuation allowance	12.9%	25.5%
Effective tax rate	-%	-%

For the year ended December 31, 2020, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21% and the Company’s estimate of state taxes, net of federal benefit, of 9.4%, offset by a valuation allowance 25.5%. For the year ended December 31, 2021, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 0.6%, offset by a valuation allowance 12.9% and true-up to the prior years tax return of 8.2%.

As of December 31, 2021 for U.S. federal and state income tax reporting purposes, the Company has approximately $100.2 million and $29.6 million, respectively, of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 carryforward indefinitely and can be used to offset taxable income. Of the total Federal NOL, $0.6 million can be carried forward until 2037; and $99.6 million can be carried forward indefinitely. The New York state and city NOLs may be carried forward through the year 2041 and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur as the Company continues to issue additional shares of common stock pursuant to its capital raising plans. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. The Company has not performed a study to determine whether or not there is such a limitation.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company remains subject to examination by tax authorities for all tax years.

Based on a history of cumulative losses at the Company and the results of operations for the years ended December 31, 2021 and 2020, the Company determined that it is more likely than not that it will not realize benefits from the net deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets, net, was required. As of December 31, 2021 and 2020, the Company has recorded a valuation allowance of $27.8 million and $21.7 million, respectively.

As of December 31, 2021 and 2020, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

15. Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 4% contribution. The 401(k) Plan was implemented in June of 2020. For the years ended December 31, 2021 and 2020, the Company recorded expense of $215 and $69, respectively, representing employer contributions under the 401(k) Plan.

16. Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$47,252	$33,978
Denominator:
Weighted-average common shares outstanding – basic and diluted	11,232,576	7,233,913
Net loss per share attributable to common stockholders, basic and diluted	$(4.21)	$(4.70)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Stock options issued and outstanding	1,356,639	674,039
Restricted stock units issued and outstanding	383,119	407,325
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	9,768,797	9,110,403