Form 10-Q
period 2022-03-31
Protara Therapeutics, Inc.
filed 2022-05-05
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2022 there were 11,251,927 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic on our business and operations as well as the business or operations of our manufacturers, contract research organizations, study sites or other clinical partners and other third parties with whom we conduct business and regulatory agencies, and the extent and duration thereof;

●	estimates regarding our financial performance, including future revenues, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

●	our ability to remain listed on the Nasdaq Capital Market, or Nasdaq;

●	the impact of government laws and regulations;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	the timing or likelihood of regulatory filings and approvals;

●	our ability to protect our intellectual property position; and

●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions.

All forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the risk factors set forth below in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A, Risk Factors, within our Form 10-K filed on March 9, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

●	We have a limited operating history and have never generated any revenues.

●	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	The COVID-19 pandemic could materially and adversely impact our business, including our clinical development plans and non-clinical research.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride.

●	We have never made a biologics license application, or BLA, or new drug application, or NDA, submission or completed a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of lymphatic malformations, or LMs. There are no therapies for the treatment of LMs approved by the United States Food and Drug Administration, or the FDA. It is difficult to predict the timing and costs of clinical development for TARA-002 with respect to LMs.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,436	$35,724
Marketable debt securities	62,155	55,505
Prepaid expenses and other current assets	3,098	1,883
Total current assets	90,689	93,112
Restricted cash, non-current	745	745
Marketable debt securities, non-current	30,889	39,467
Property and equipment, net	1,676	1,719
Operating lease right-of-use asset	6,953	7,171
Goodwill	29,517	29,517
Other assets	787	865
Total assets	$161,256	$172,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$541	$954
Accrued expenses	1,450	2,489
Operating lease liability	870	855
Total current liabilities	2,861	4,298
Operating lease liability, non-current	6,160	6,384
Total liabilities	9,021	10,682
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at March 31, 2022 and December 31, 2021, 8,027 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 11,251,927 and 11,235,731 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	11	11
Additional paid-in capital	257,933	256,126
Accumulated deficit	(104,767)	(94,012)
Accumulated other comprehensive income (loss)	(942)	(211)
Total stockholders’ equity	152,235	161,914
Total liabilities and stockholders’ equity	$161,256	$172,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021

Operating expenses:
Research and development	$5,269	$7,040
General and administrative	5,605	6,540
Total operating expenses	10,874	13,580
Loss from operations	(10,874)	(13,580)
Other income (expense), net:
Interest and investment income	119	115
Other income (expense), net	119	115
Net loss	(10,755)	(13,465)

Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.20)
Weighted-average shares outstanding, basic and diluted	11,250,127	11,226,929
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable debt securities	(731)	(164)
Other comprehensive income (loss)	(731)	(164)
Comprehensive Loss	$(11,486)	$(13,629)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2020	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243

Settlement of restricted stock units	-	-	16,766	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	1,303	-	-	1,303
Stock-based compensation - stock options	-	-	-	-	1,437	-	-	1,437
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(164)	(164)
Net loss	-	-	-	-	-	(13,465)	-	(13,465)

Balance at March 31, 2021	8,027	$-	11,228,606	$11	$248,504	$(60,225)	$(164)	$188,126

Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

Settlement of restricted stock units	-	-	16,196	-	(72)	-	-	(72)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,565	-	-	1,565
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	-	-	(10,755)	-	(10,755)

Balance at March 31, 2022	8,027	$-	11,251,927	$11	$257,933	$(104,767)	$(942)	$152,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(10,755)	$(13,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,879	2,740
Operating lease right-of-use asset	341	55
Depreciation	56	32
Amortization of premium on marketable debt securities	410	283
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,186)	(1,971)
Other assets	78	65
Accounts payable	(413)	938
Accrued expenses	(1,039)	(545)
Operating lease liabilities	(332)	(52)
Net cash used in operating activities	(10,961)	(11,920)

Cash flows from investing activities:
Purchase of marketable debt securities	(12,415)	(97,959)
Proceeds from maturity and redemption of marketable debt securities	13,171	-
Purchase of property and equipment	(11)	(290)
Net cash provided by/(used in) investing activities	745	(98,249)

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(72)	(228)
Net cash used in financing activities	(72)	(228)

Net decrease in cash and cash equivalents and restricted cash	(10,288)	(110,397)
Cash and cash equivalents and restricted cash - beginning of year	36,469	169,393
Cash and cash equivalents and restricted cash - end of period	$26,181	$58,996

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$25,436	$58,201
Restricted cash	-	50
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$26,181	$58,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1.	Organization and Nature of the Business

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to identifying and advancing transformative therapies for the treatment of cancer and rare diseases. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of lymphatic malformations, or LMs and non-muscle invasive bladder cancer, or NMIBC. The third program in the portfolio is Intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN who have intestinal failure associated liver disease, or IFALD.

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

Impact of the COVID-19 Pandemic

The ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change. The Company has experienced delays and may experience additional future delays that impact the business, research and development activities, the healthcare systems in which the Company operates and the global economy as a whole. Due to the continued evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ongoing effects on the Company’s results of operations, financial condition, or liquidity. The Company will continue to monitor the COVID-19 public health crisis closely including whether the effects would have a material impact on the Company’s operations, liquidity and capital resources.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission, or SEC, on March 9, 2022. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2021 and 2020 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2021 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant items subject to such estimates include but are not limited to income taxes, the valuation of deferred tax assets, recoverability of goodwill, and contingencies.

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

The Company currently invests its excess cash primarily in money market funds and high quality investment grade marketable debt securities of corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its consolidated financial statements and disclosures.

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

3.	Fair Value of Financial Instruments

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,718	$-	$-	$14,718
Restricted cash, non-current:
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	93,044	-	93,044
Total	$15,463	$93,044	$-	$108,507

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,323	$-	$-	$26,323
Restricted cash, non-current:
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	94,972	-	94,972
Total	$27,068	$94,972	$-	$122,040

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at Mach 31, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities.

4.	Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$62,535	$-	$(380)	$62,155
Corporate bonds - presented in marketable debt securities, non-current	31,451	-	(562)	30,889
Total	$93,986	$-	$(942)	$93,044

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Bonds - presented in marketable debt securities	$55,548	$-	$(43)	$55,505
Corporate Bonds - presented in marketable debt securities, non-current	39,635	-	(168)	39,467
Total	$95,183	$-	$(211)	$94,972

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. The amount of realized gains and losses reclassified into earnings have not been material to the Company’s condensed consolidated statements of operations.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at March 31, 2022 was 21 months or less. There were no sales of securities in the periods presented.

Of the 42 securities in a loss position held by the Company, there were five securities in a continuous unrealized loss position for greater than twelve months at March 31, 2022. The total unrealized loss related to these securities was $133 and was not material. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. No other than temporary impairment loss has been recorded on the securities as of March 31, 2022, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities.

Investment Income

Investment income consists of the following:

	March 31,
	2022	2021
Interest income	$529	$397
Accretion/(amortization) of discount/premium, net	(410)	(282)
Total interest and investment income	$119	$115

5.	Prepaid Expenses and Other Current Assets

Included in the Company’s prepaid expenses and other current assets within the condensed consolidated balance sheets are:

	As of
	March 31, 2022	December 31, 2021
Prepaid insurance	$1,683	$279
Prepaid research and development	463	684
Prepaid software	133	79
Accrued interest on marketable debt securities	528	634
Other prepaid expenses	287	173
Other current assets	4	34
Total	$3,098	$1,883

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6.	Accrued Expenses

Included in the Company’s accrued expenses within the condensed consolidated balance sheets are:

	As of
	March 31, 2022	December 31, 2021
Payroll	$465	$1,801
Taxes	52	41
Legal fees	56	29
Research and development costs	798	437
Other expenses	79	181
Total	$1,450	$2,489

7.	Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. Cash paid for operating lease liabilities was $332 and $52 during the three months ended March 31, 2022 and 2021, respectively, which is included in operating cash flows.

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease cost	2022	2021
Operating lease cost	$341	$55
Short-term lease cost	3	61
Total	$344	$116

Variable lease expense for the three months ended March 31, 2022 and 2021, respectively, was not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of March 31, 2022

Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	76

As of March 31, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2022 (excluding the three months ended March 31, 2022)	$995
2023	1,327
2024	1,327
2025	1,395
2026	1,429
Thereafter	2,234
Total operating lease payments	8,707
Less: imputed interest	1,677
Present value of future minimum lease payments	$7,030

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8.	Commitments and Contingencies

Commitments

The Company has commitments under certain license and collaboration agreements, lease agreements, and employment agreements. Commitments under certain license agreements primarily include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. Commitments under lease agreements consist of future minimum lease payments for operating leases which are further described in Note 7 of this Quarterly Report on Form 10-Q.

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

9.	Stockholders’ Equity

Common Stock

As of March 31, 2022 and December 31, 2021, the Company has 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,251,927 and 11,235,731 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote.

10.	Stock-Based Compensation

2020 Inducement Plan

On March 26, 2020, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the 2020 Inducement Plan in order to award nonstatutory stock options, restricted stock awards, restricted stock unit awards and other stock-based awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

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

As of March 31, 2022, 438,834 shares remain available to be issued under the 2020 Inducement Plan.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara (a predecessor entity of the Company), its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

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

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Equity Incentive Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Equity Incentive Plan, or the Amended 2014 Plan. On July 31, 2017, the stockholders approved this amendment. On January 1, 2020, Protara Therapeutics, Inc. amended its Amended and Restated 2014 Equity Incentive Plan.

The Amended and Restated 2014 Plan, as amended provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The Amended and Restated 2014 Plan, as amended provides that the number of shares reserved and available for issuance will automatically increase each January 1, by four percent of the Company’s common stock on the immediately preceding December 31, adjusted for the number of shares of the Company’s common stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for the Company’s common stock, or such lesser number of shares as determined by the Company’s Board of Directors.

On January 1, 2022, pursuant to the Amended and Restated 2014 Plan, as amended annual evergreen feature, the number of shares authorized under the Amended and Restated 2014 Plan, as amended was increased by 840,181 shares to 1,238,785 shares. As of March 31, 2022, 474,720 shares remain available to be issued under the Amended and Restated 2014 Plan, as amended.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plan.

2014 Employee Stock Purchase Plan

On October 3, 2014, the stockholders approved the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 ESPP initially authorized the issuance of up to 3,513 shares of the Company’s common stock. The number of shares increases each January 1, commencing on January 1, 2015 and ending on (and including) January 1, 2024, by an amount equal to the lesser of one percent of the outstanding shares as of the end of the immediately preceding fiscal year, 7,025 shares or any lower amount determined by the Company’s Board of Directors prior to each such January 1st.

On January 1, 2022, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 32,062 shares. As of March 31, 2022, the authorized number of shares under the 2014 ESPP is 32,062 and the number of shares available for issuance is 32,062. During the three months ended March 31, 2022 and 2021, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	96,201	$28.87
Granted	139,800	6.84
Forfeited	(6,100)	6.90
Vested	(30,163)	30.00
Non-vested as of March 31, 2022	199,738	$13.95

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of March 31, 2022, the unamortized value of RSUs was $2,435. As of March 31, 2022, the weighted average remaining amortization period was 2.64 years. As of March 31, 2022 and December 31, 2021, 289,500 and 286,918 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the three months ended March 31, 2022, the Company issued 16,196 shares of the Company’s common stock from the net settlement of 27,581 RSUs. The Company paid $72 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2021	1,356,639	$20.51	8.59	$1
Granted	674,600	6.82	-	-
Exercised	-	-	-	-
Forfeited	(38,684)	11.87	-	-
Expired	(12,500)	15.30	-	-
Outstanding as of March 31, 2022	1,980,055	$16.05	8.83	$-

Exercisable as of March 31, 2022	593,192	$21.29	8.01	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on March 31, 2022. The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $0, respectively, as no options were exercised.

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2022 and 2021 was $5.37 and $15.20, respectively. As of March 31, 2022, there was approximately $14,369 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 3.03 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	Three Months Ended March 31,
	2022	2021
Restricted stock units	$314	$1,303
Stock options	1,565	1,437
Total	$1,879	$2,740

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	Three Months Ended March 31,
	2022	2021
Research and development	$366	$270
General and administrative	1,513	2,470
Total	$1,879	$2,740

11.	Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	As of March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$10,755	$13,465
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	$11,250,127	$11,226,929
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.20)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Stock options issued and outstanding	1,980,055	1,151,327
Restricted stock units issued and outstanding	489,238	379,744
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	10,498,332	9,560,110

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

In March 2022 we announced that we dosed the first patient in our Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with high-grade carcinoma in situ, or CIS, and high-grade papillary tumors (Ta). In the initial dose escalation phase of the trial, patients will receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. Enrollment of patients in the trial is ongoing.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs. OK-432, the originator therapy to TARA-002, has been the standard of care in LMs in Japan for over 20 years. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an IND for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. The FDA has provided us with preliminary guidance regarding a potential development path for TARA-002 in LMs and we are planning to initiate a Phase 2 clinical trial of TARA-002 in this indication subject to alignment with the FDA on a clinical trial protocol.

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

Since inception, we have incurred significant operating losses. As of March 31, 2022, we had an accumulated deficit of approximately $104.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2022, we had approximately $118.5 million in cash, cash equivalents, and marketable debt securities.

COVID-19

The ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change. We have experienced delays and may experience additional future delays that impact our business, our research and development activities, the healthcare systems in which we operate and the global economy as a whole. We will continue to monitor the COVID-19 pandemic closely including whether the effects would have a material impact on our operations, liquidity and capital resources.

In response to the initial outbreak of COVID-19 and the prevalence of new variants and additional waves of infections throughout the pandemic, we have from time to time implemented work-from-home policies for our employees and at times have temporarily modified our operations to comply with applicable safety recommendations. Similar health and safety measures have affected or may affect third parties with whom we do business, including the third parties that we have contracted with to conduct studies for TARA-002, our study sites or other clinical partners, laboratories through which we conduct non-clinical studies, our third-party manufacturers and other parties with whom we conduct business and regulatory agencies. These measures, to the extent they remain in place or are reinstituted in the future, and our related adjustments to our business may negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length, severity and geographic scope of the pandemic as it continues and any associated health and safety measures and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations as a result of COVID-19, including in response to the prevalence of new variants of the virus, additional waves of infections and the associated health and safety measures, will negatively impact our business, operating results and financial condition. Specifically, to the extent that the COVID-19 pandemic continues, we anticipate that the stress on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term primarily due to the lack of resources at clinical trial sites and the resulting inability to timely enroll patients in the trials. We also anticipate that any continued effect of COVID-19 will negatively impact our ability to conduct non-clinical studies due primarily to laboratory closures and limited availability of personnel. In addition, the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, and it may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the COVID-19 pandemic and related effects on the economy such as supply chain disruptions and inflation could materially affect our business and the value of our common stock.

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

Other Income (Expense), net

Interest and investment income consists of interest income on our cash, cash equivalents and marketable debt securities and amortization of investment premiums.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to reported amounts of assets, liabilities, and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Our critical accounting policies are recoverability of goodwill, income taxes, and the valuation of deferred tax assets. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2022	2021	Change

Operating expenses:
Research and development	$5,269	$7,040	$(1,771)
General and administrative	5,605	6,540	(935)
Total operating expenses	10,874	13,580	(2,706)
Loss from operations	(10,874)	(13,580)	2,706
Other income (expense), net:
Interest and investment income	119	115	4
Other income (expense), net	119	115	4
Net Loss	$(10,755)	$(13,465)	$2,710

Research and Development Expenses. During the three months ended March 31, 2022, our research and development expenses were approximately $5.3 million which represented a decrease of approximately $1.8 million as compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease of $1.3 million for manufacturing activities associated with TARA-002 and a decrease of $0.9 million of non-clinical expenses associated with TARA-002, offset by an increase of $0.2 million in compensation, benefits and other employee-related expenses.

General and Administrative Expenses. During the three months ended March 31, 2022, our general and administrative expenses were approximately $5.6 million which represented a decrease of approximately $0.9 million as compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease of $1.0 million in stock-based compensation expense.

Other Income (Expense), Net. During the three months ended March 31, 2022, interest and investment income was approximately $0.1 million which is consistent with the three months ended March 31, 2021.

Liquidity and Capital Resources

Overview

As of March 31, 2022 and December 31, 2021, our cash, cash equivalents, and marketable debt securities were $118.5 million and $130.7 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $10.8 million and $13.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had working capital of approximately $87.8 million and stockholder’s equity of approximately $152.2 million. During the three months ended March 31, 2022, cash flows used in operating activities were approximately $11.0 million, consisting primarily of a net loss of approximately $10.8 million, which includes non-cash stock-based compensation charges of approximately $1.9 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements and underwritten offerings.

We are in the business of developing biopharmaceuticals and have no current or near-term revenues. We have incurred substantial clinical and other costs in our drug development efforts. We will need to raise additional capital in order to fully realize management’s plans.

We believe that our current financial resources, as of the date of the issuance of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are sufficient to satisfy our estimated liquidity needs for at least twelve months.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Period-to-Period
	2022	2021	Change

Net cash used in operating activities	$(10,961)	$(11,920)	$959
Net cash provided by/(used in) investing activities	745	(98,249)	98,994
Net cash used in financing activities	(72)	(228)	156
Net decrease in cash and cash equivalents, and restricted cash	$(10,288)	$(110,397)	$100,109

Comparison of the Three Months Ended March 31, 2022 and 2021

Net cash used in operating activities was $11.0 million for the three months ended March 31, 2022 compared to $11.9 million for the three months ended March 31, 2021. The decrease of $1.0 million in cash used in operating activities was primarily driven by a decreased net loss of $2.7 million, which was partially offset by a $0.4 million decrease in non-cash items including stock-based compensation, ROU asset, and amortization of premium on marketable debt securities. There was a decrease in working capital of $1.3 million, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers.

Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2022 compared to net cash used in investing activities of $98.2 million for the three months ended March 31, 2021. The change of $99.0 million resulted primarily from purchases of marketable debt securities of $12.4 million during the three months ended March 31, 2022 as compared to $98.0 million during the three months ended March 31, 2021. This was offset by the proceeds from maturity and redemption of marketable debt securities of $13.2 million for the three months ended March 31, 2022. There were no maturities or redemptions for the three months ended March 31, 2021.

Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021. The decrease of approximately $0.2 million was driven by a reduced number of shares repurchased in connection with the settlement of restricted stock units during the three months ended March 31, 2022.

Contractual and Other Obligations

Operating lease obligations

Our operating lease obligations primarily consist of lease payments on our corporate headquarters in New York, New York, as well as lease payments for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America which are described in further detail in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other obligations

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, supply agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our condensed consolidated balance sheet for the periods presented.

We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into research, development and commercialization agreements. We have not included these commitments on our condensed consolidated balance sheet for the periods presented because the achievement and timing of these milestones is not fixed and determinable.

 Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing the company, business planning, raising capital, developing our pipeline assets (TARA-002 and IV Choline Chloride), identifying product candidates, and other research and development. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, nor have we ever generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

As the COVID-19 pandemic and associated health and safety measures imposed from time to time to contain this pandemic continue in the United States and around the world, we may experience disruptions that could severely impact our business, including:

●	interruption of key manufacturing, research and clinical development and other activities, due to limitations on work and travel imposed or recommended by federal or state governments, employers and others (for example, following the emergence of the omicron variant of COVID-19 in late 2021, we reinstituted a temporary work-from-home policy and scaled back in-person meetings and business travel to industry conferences);

●	delays or difficulties in the enrollment, scheduling and retention of patients in our clinical trials;

●	delays or difficulties in clinical trial site operations, including in recruiting and retaining clinical site investigators and clinical site staff and in key clinical trial activities such as clinical trial site monitoring and inspections (for example, we have experienced delays in clinical trial site activations as potential sites faced reduced staffing and resources following the spread of the omicron variant of COVID-19 in late 2021 and early 2022);

●	redeployment of healthcare resources, including clinical site investigators and clinical site staff supporting the conduct of our clinical trial to assist in the treatment of COVID-19 patients;

●	interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers;

●	delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;

●	delays or difficulties conducting and completing non-clinical studies due to limitations in employee resources or laboratory closures or limited availability of laboratory personnel;

●	difficulties in raising additional capital needed to pursue the development of our programs due to near-term and/or long-term negative effects of the pandemic on the financial, banking and capital markets;

●	changes in federal, state and local regulations or guidance as part of a response to the COVID-19 pandemic which may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

●	delays in necessary interactions with regulators, institutional review boards, ethics committees and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

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

In addition, the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, and may limit our ability to access additional capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the COVID-19 pandemic and related effects on the economy such as supply chain disruptions and inflation could materially affect our business and the value of our common stock.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of TARA-002 and IV Choline Chloride in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit our ability to achieve our business objectives. As a result of economic conditions, general global economic uncertainty, U.S. and foreign political conditions, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, because the COVID-19 pandemic has at times significantly disrupted financial markets, it may limit our ability to access capital, which could in the future negatively affect our liquidity.

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depends on a number of factors, including the following:

●	the alignment with the FDA on a development plan for TARA-002 in LMs;

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of TARA-002 in NMIBC, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	the ability to obtain favorable labeling for TARA-002 and IV Choline Chloride through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	the ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	the existence of a regulatory environment conducive to the successful development and commercialization of TARA-002 and IV Choline Chloride;

●	the ability to price TARA-002 and IV Choline Chloride to recover our development costs and achieve commercial success; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

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

The COVID-19 pandemic is impacting our business and the business of the third parties with which we contract for key services related to our clinical development plans. If the pandemic persists, it is likely to have a significant delay in our development timelines and result in additional and unexpected costs. Presently, to the extent that the COVID-19 pandemic continues, we anticipate that the stress on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near-term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in these trials. We also anticipate that any continued effect of COVID-19 will negatively impact our ability to conduct non-clinical studies due primarily to laboratory closures and limited availability of personnel. In addition, it is possible that the stress of the COVID-19 pandemic on regulatory agencies may make it more difficult to collaborate with, and receive guidance from, such agencies, which could delay our development timelines and negatively impact our business.

We have never made a BLA or NDA submission or completed a clinical trial and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our planned regulatory submissions or clinical trials would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 or IV Choline Chloride, which would adversely impact our financial performance.

TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs. It is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

To date, there are no FDA-approved therapies for the treatment of LMs. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. It may take considerable time to reach alignment with the FDA on a development plan in LMs to support approval of TARA-002. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market could decrease our ability to generate sufficient revenue to maintain our business.

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

Chugai Pharmaceutical Co., Ltd., or Chugai, over which we have no control, has the rights to commercialize TARA-002 and the originator therapy to TARA-002, OK-432, which is currently marketed in Japan and Taiwan, under the name Picibanil, for various indications. In addition, clinical trials using Picibanil are currently ongoing in various countries around the world. If SAEs occur with patients using Picibanil or during any clinical trials of Picibanil conducted by third parties, the FDA may delay, limit or deny approval of TARA-002 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for TARA-002 and a new and serious safety issue is identified in connection with use of Picibanil or in clinical trials of Picibanil conducted by third parties, the FDA may withdraw the approval of the product or otherwise restrict our ability to market and sell TARA-002. In addition, treating physicians may be less willing to administer TARA-002 due to concerns over such adverse events, which would limit our ability to commercialize TARA-002.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG. Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda and Endo International plc’s Valstar. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, FerGene’s instiladrin, Sesen Bio, Inc.’s vicineum, and enGene Inc.’s, EG-70. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group and Seagen Inc.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with a FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes are intended to be implemented, the BPCIA may be fully adopted by the FDA, and any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We rely and expect to continue to rely on third-party CRO to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and current Good Clinical Practices, or cGCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and record-keeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with cGCP and current Good Laboratory Practices, or cGLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these cGCP and cGLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP and cGLP requirements, or reveal non-compliance from an audit or inspection, including due to COVID-19 and related health and safety measures and business closures and disruptions, or if the same prevents the FDA or comparable foreign regulatory authorities from conducting inspections or other regulatory activities, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable cGCP and cGLP requirements. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We currently have limited marketing capabilities and no sales organization. To commercialize our product candidates, if approved, in the United States, Canada, the European Union, Latin America and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, we, as a company, have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, distribution and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products.

We have only received the exclusive rights to the materials required to commercialize TARA-002 in territories other than Japan and Taiwan until June 17, 2030, or an earlier date if Chugai terminates the agreement with us for any number of reasons, following which such rights become non-exclusive.

Pursuant to an agreement with Chugai Pharmaceutical dated June 17, 2019, as amended on July 14, 2020 (effective as of June 30, 2020), Chugai agreed to provide us with exclusive access to the starting material necessary to manufacture TARA-002 as well as technical support necessary for us to develop and commercialize TARA-002 anywhere in the world other than Japan and Taiwan. However, this agreement does not prevent Chugai from providing such materials and support to any third-party for medical, compassionate use and/or non-commercial research purposes and this agreement is exclusive only through June 17, 2030 or the earlier termination of the agreement by either party. Once our rights to the materials and technology necessary to manufacture, develop and commercialize TARA-002 are not exclusive, third parties, including those with greater expertise and greater resources, could obtain such materials and technology and develop a competing therapy, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

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

Even after we achieve U.S. regulatory approval for a product candidate, if any, we will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, and implement a replacement program. In another example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code was eliminated beginning in 2019. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS could take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

We expect to rely upon the efforts of third parties for the successful development and commercialization of our current and future product candidates. The clinical and commercial success of our product candidates may depend upon maintaining successful relationships with third-party partners which are subject to a number of significant risks, including the following:

●	our partners’ ability to execute their responsibilities in a timely, cost-efficient and compliant manner;

●	reduced control over delivery and manufacturing schedules;

●	price increases and product reliability;

●	manufacturing deviations from internal or regulatory specifications;

●	quality incidents;

●	the failure of partners to perform their obligations for technical, market or other reasons;

●	misappropriation of our current or future product candidates; and

●	other risks in potentially meeting our current and future anticipated commercialization schedule for product candidates or satisfying the requirements of our end-users.

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

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2022 to May 2, 2022 has ranged from a low of $3.60 to a high of $6.90. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

●	the results of current and any future clinical trials of TARA-002 or IV Choline Chloride and any clinical trial failure, including any failure resulting from difficulties or delays in identifying patients, enrolling patients, retaining patients, meeting specific trial endpoints or completing and timely reporting the results of any trial;

●	our ability to obtain regulatory approvals for TARA-002, IV Choline Chloride or future product candidates, and delays of, or failures to obtain, such approvals;

●	the failure of TARA-002 or IV Choline Chloride or future product candidates, if approved, to achieve commercial success;

●	the effects of the COVID-19 pandemic;

●	potential side effects associated with TARA-002 or IV Choline Chloride or future product candidates;

●	issues in manufacturing, or the inability to obtain adequate supply of, TARA-002, IV Choline Chloride or future product candidates;

●	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;

●	the initiation of, material developments in, or conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;

●	announcements of any dilutive equity financings;

●	inability to obtain additional funding;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts;

●	the loss of key employees;

●	changes in laws or regulations application to TARA-002 or IV Choline Chloride or future product candidates; and

●	sales of our common stock by us, our insiders or our other stockholders.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities or by Nasdaq.

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

European data protection laws (including the EU GDPR and UK GDRP) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; broadening the definition of personal data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ’storage limitation’ principles; introducing obligations to honor increased rights for data subjects; formalizing a heightened standard to obtain data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special categor[ies] [of] personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the United States Patent and Trademark Office, or the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to enter the market, which could materially adversely affect our business, financial condition, operating results and prospects.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.1†*	Amended and Restated Non-Employee Director Compensation Policy.

10.2†*	Executive Employment Agreement, effective as of January 10, 2022, by and between the Registrant and Jathin Bandari, M.D.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: May 5, 2022	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Blaine Davis
Blaine Davis Chief Financial Officer
(Principal Financial and Accounting Officer)