Form 10-Q
period 2022-06-30
Protara Therapeutics, Inc.
filed 2022-08-09
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022 there were 11,267,389 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,815	$35,724
Marketable debt securities	64,643	55,505
Prepaid expenses and other current assets	2,633	1,883
Total current assets	101,091	93,112
Restricted cash, non-current	745	745
Marketable debt securities, non-current	14,349	39,467
Property and equipment, net	1,640	1,719
Operating lease right-of-use asset	6,731	7,171
Goodwill	29,517	29,517
Other assets	811	865
Total assets	$154,884	$172,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392	$954
Accrued expenses	2,216	2,489
Operating lease liability	885	855
Total current liabilities	3,493	4,298
Operating lease liability, non-current	5,933	6,384
Total liabilities	9,426	10,682
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at June 30, 2022 and December 31, 2021, 8,027 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 11,257,177 and 11,235,731 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	11	11
Additional paid-in capital	259,875	256,126
Accumulated deficit	(113,306)	(94,012)
Accumulated other comprehensive income (loss)	(1,122)	(211)
Total stockholders’ equity	145,458	161,914
Total liabilities and stockholders’ equity	$154,884	$172,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$3,084	$5,887	$8,353	$12,927
General and administrative	5,621	6,905	11,226	13,445
Total operating expenses	8,705	12,792	19,579	26,372
Loss from operations	(8,705)	(12,792)	(19,579)	(26,372)
Other income (expense), net:
Interest and investment income	166	10	285	125
Other income (expense), net	166	10	285	125
Net loss	(8,539)	(12,782)	(19,294)	(26,247)

Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(1.14)	$(1.71)	$(2.34)
Weighted-average shares outstanding, basic and diluted	11,255,215	11,232,010	11,252,686	11,229,484
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable debt securities	(180)	63	(911)	(101)
Other comprehensive income (loss)	(180)	63	(911)	(101)
Comprehensive Loss	$(8,719)	$(12,719)	$(20,205)	$(26,348)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2020	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243

Settlement of restricted stock units	-	-	16,766	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	1,303	-	-	1,303
Stock-based compensation - stock options	-	-	-	-	1,437	-	-	1,437
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(164)	(164)
Net loss	-	-	-	-	-	(13,465)	-	(13,465)

Balance at March 31, 2021	8,027	$-	11,228,606	$11	$248,504	$(60,225)	$(164)	$188,126

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	1,360	-	-	1,360
Stock-based compensation - stock options	-	-	-	-	1,638	-	-	1,638
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	63	63
Net loss	-	-	-	-	-	(12,782)	-	(12,782)

Balance at June 31, 2021	8,027	$-	11,233,856	$11	$251,502	$(73,007)	$(101)	$178,405

Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

Settlement of restricted stock units	-	-	16,196	-	(72)	-	-	(72)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,565	-	-	1,565
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	-	-	(10,755)	-	(10,755)

Balance at March 31, 2022	8,027	$-	11,251,927	$11	$257,933	$(104,767)	$(942)	$152,235

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	390	-	-	390
Stock-based compensation - stock options	-	-	-	-	1,552	-	-	1,552
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(180)	(180)
Net loss	-	-	-	-	-	(8,539)	-	(8,539)

Balance at June 30, 2022	8,027	$-	11,257,177	$11	$259,875	$(113,306)	$(1,122)	$145,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(19,294)	$(26,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,821	5,738
Operating lease right-of-use asset	683	401
Depreciation	109	87
Amortization of premium on marketable debt securities	756	747
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(716)	(1,848)
Other assets	54	144
Accounts payable	(562)	489
Accrued expenses	(272)	(475)
Operating lease liabilities	(663)	(430)
Net cash used in operating activities	(16,084)	(21,394)

Cash flows from investing activities:
Purchase of marketable debt securities	(14,428)	(99,574)
Proceeds from maturity and redemption of marketable debt securities	28,706	-
Purchase of property and equipment	(31)	(616)
Net cash provided by/(used in) investing activities	14,247	(100,190)

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(72)	(228)
Net cash used in financing activities	(72)	(228)

Net decrease in cash and cash equivalents and restricted cash	(1,909)	(121,812)
Cash and cash equivalents and restricted cash - beginning of year	36,469	169,393
Cash and cash equivalents and restricted cash - end of period	$34,560	$47,581

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33,815	$46,836
Restricted cash	-	-
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$34,560	$47,581

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2021 and 2020 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2021 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,773	$-	$-	$22,773
Restricted cash, non-current:
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	78,992	-	78,992
Total	$23,518	$78,992	$-	$102,510

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,323	$-	$-	$26,323
Restricted cash, non-current:
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	94,972	-	94,972
Total	$27,068	$94,972	$-	$122,040

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities.

4.	Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$65,367	$-	$(724)	$64,643
Corporate bonds - presented in marketable debt securities, non-current	14,747	-	(398)	14,349
Total	$80,114	$-	$(1,122)	$78,992

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Bonds - presented in marketable debt securities	$55,548	$-	$(43)	$55,505
Corporate Bonds - presented in marketable debt securities, non-current	39,635	-	(168)	39,467
Total	$95,183	$-	$(211)	$94,972

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

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at June 30, 2022 was 18 months or less. There were no sales of securities in the periods presented.

Of the 38 securities in a loss position held by the Company, there were five securities in a continuous unrealized loss position for greater than twelve months at June 30, 2022. The total unrealized loss related to these securities was $159 and was not material. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. No other than temporary impairment loss has been recorded on the securities as of June 30, 2022, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities.

Investment Income

Investment income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$512	$513	$1,041	$911
Accretion/(amortization) of discount/premium, net	(346)	(503)	(756)	(786)
Total interest and investment income	$166	$10	$285	$125

5.	Prepaid Expenses and Other Current Assets

Included in the Company’s prepaid expenses and other current assets within the condensed consolidated balance sheets are:

	As of
	June 30, 2022	December 31, 2021
Prepaid insurance	$1,214	$279
Prepaid research and development	590	684
Prepaid software	130	79
Accrued interest on marketable debt securities	487	634
Other prepaid expenses	212	173
Other current assets	-	34
Total	$2,633	$1,883

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6.	Accrued Expenses

Included in the Company’s accrued expenses within the condensed consolidated balance sheets are:

	As of
	June 30, 2022	December 31, 2021
Payroll	$1,426	$1,801
Taxes	21	41
Legal fees	24	29
Research and development costs	622	437
Other expenses	123	181
Total	$2,216	$2,489

7.	Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. Cash paid for operating lease liabilities was $663 and $401 during the six months ended June 30, 2022 and 2021, respectively, which is included in operating cash flows.

The components of lease expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Lease cost	2022	2021	2022	2021
Operating lease cost	$342	$290	$683	$345
Short-term lease cost	-	26	3	87
Total	$342	$316	$686	$432

Variable lease expense for the three and six months ended June 30, 2022 and 2021, respectively, was not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of June 30, 2022

Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	73

As of June 30, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2022 (excluding the six months ended June 30, 2022)	$663
2023	1,327
2024	1,327
2025	1,395
2026	1,429
Thereafter	2,234
Total operating lease payments	8,375
Less: imputed interest	1,557
Present value of future minimum lease payments	$6,818

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8.	Commitments and Contingencies

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

Common Stock

As of June 30, 2022 and December 31, 2021, the Company has 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,257,177 and 11,235,731 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

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

As of June 30, 2022, 444,334 shares remain available to be issued under the 2020 Inducement Plan.

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

On January 1, 2022, pursuant to the Amended and Restated 2014 Plan, as amended annual evergreen feature, the number of shares authorized under the Amended and Restated 2014 Plan, as amended was increased by 840,181 shares to 1,238,785 shares. As of June 30, 2022, 587,220 shares remain available to be issued under the Amended and Restated 2014 Plan, as amended.

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

On January 1, 2022, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 32,062 shares. As of June 30, 2022, the authorized number of shares under the 2014 ESPP is 32,062 and the number of shares available for issuance is 32,062. During the six months ended June 30, 2022 and 2021, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the six months ended June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	96,201	$28.87
Granted	143,425	6.79
Forfeited	(18,800)	13.66
Vested	(49,513)	21.42
Non-vested as of June 30, 2022	171,313	$14.21

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of June 30, 2022, the unamortized value of RSUs was $1,904. As of June 30, 2022, the weighted average remaining amortization period was 2.22 years. As of June 30, 2022 and December 31, 2021, 303,600 and 286,918 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the six months ended June 30, 2022, the Company issued 21,446 shares of the Company’s common stock from the net settlement of 32,831 RSUs. The Company paid $72 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2021	1,356,639	$20.51	8.59	$1
Granted	767,350	6.44	-	-
Exercised	-	-	-	-
Forfeited	(234,078)	15.70	-	-
Expired	(19,666)	15.65	-	-
Outstanding as of June 30, 2022	1,870,245	$15.39	8.23	$-

Vested and expected to vest at June 30, 2022	1,870,245	$15.39	8.23	-
Exercisable as of June 30, 2022	678,177	$21.03	6.87	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on June 30, 2022. The intrinsic value of options exercised during the months ended June 30, 2022 was $0, respectively, as no options were exercised.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2022 and 2021 was $5.05 and $13.41, respectively. As of June 30, 2022, there was approximately $10,553 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.83 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	$390	$1,360	$704	$2,663
Stock options	1,552	1,638	3,117	3,075
Total	$1,942	$2,998	$3,821	$5,738

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$423	$453	$789	$724
General and administrative	1,519	2,545	3,032	5,014
Total	$1,942	$2,998	$3,821	$5,738

11.	Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	As of June 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$19,294	$26,427
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	11,252,686	11,229,484
Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.34)

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

	As of June 30,
	2022	2021
Stock options issued and outstanding	1,870,245	1,415,789
Restricted stock units issued and outstanding	474,913	384,994
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	10,374,197	9,829,822

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

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan and Taiwan for LMs, and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and are exploring its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG. The mechanism of action of TARA-002 is similar to that of BCG. TARA-002 and BCG are both intravesically administered, elicit a Th1 type immune response and locally-activated generally similar array of cytokines and immune cells.

We are conducting a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with high-grade carcinoma in situ, or CIS, and high-grade papillary tumors (Ta). In the initial dose escalation phase of the trial, patients will receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. Enrollment of patients in the trial is ongoing.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs and in May 2022, the European Medicines Agency granted orphan drug designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an IND for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. The FDA has provided us with preliminary guidance regarding a development path for TARA-002 in LMs. We continue to invest in developing TARA-002 in LMs, including meeting with an external scientific advisory board, and we are planning to initiate a Phase 2 clinical trial of TARA-002 in this indication subject to alignment with the FDA on a clinical trial protocol.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. Following a positive end of Phase 2 meeting with the FDA, we received feedback on the design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic, or PK, trial and a Phase 3 clinical trial. Prior to initiating these clinical trials, we are conducting a prevalence study to enhance understanding of the PN patient population and we plan to use this information to determine the next steps for the development program. In September 2021, we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently conducting the prospective part of the study, which is a multi-center, cross-sectional observational study that will assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in patients dependent on PN. In April 2022, the U.S. Patent and Trademark office issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041.

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

Since inception, we have incurred significant operating losses. As of June 30, 2022, we had an accumulated deficit of approximately $113.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2022, we had approximately $112.8 million in cash, cash equivalents, and marketable debt securities.

COVID-19 and Related Macroeconomic Conditions

The COVID-19 pandemic and related macroeconomic conditions, such as supply chain shortages, inflation and economic volatility have and may continue to have an impact on our results of operations. The ultimate impact of the current COVID-19 pandemic remains highly uncertain and subject to change. We have experienced delays and may experience additional future delays that impact our business, our research and development activities, the healthcare systems in which we operate and the global economy as a whole. We will continue to monitor the COVID-19 pandemic closely including whether the effects would have a material impact on our operations, liquidity and capital resources

Throughout the pandemic, we have from time to time implemented work-from-home policies for our employees and at times have temporarily modified our operations to comply with applicable safety recommendations. Similar health and safety measures have affected or may affect third parties with whom we do business, including the third parties that we have contracted with to conduct studies for TARA-002, our study sites or other clinical partners, laboratories through which we conduct non-clinical studies, our third-party manufacturers and other parties with whom we conduct business and regulatory agencies. These measures, to the extent they are reinstituted in the future, and our related adjustments to our business may negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length, severity and geographic scope of the pandemic as it continues and any associated health and safety measures and other limitations on our ability to conduct our business in the ordinary course.

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

In addition, recent macroeconomic factors, including supply chain disruptions and rising inflation, which are, in part, tied to the COVID-19 pandemic, have and will continue to have an impact on our operations. Further, rising inflation has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Period-to-Period
	2022	2021	Change
Operating expenses:
Research and development	$3,084	$5,887	$(2,803)
General and administrative	5,621	6,905	(1,284)
Total operating expenses	8,705	12,792	(4,087)
Loss from operations	(8,705)	(12,792)	4,087
Other income (expense), net:
Interest and investment income	166	10	156
Other income (expense), net	166	10	156
Net Loss	$(8,539)	$(12,782)	$4,243

Research and Development Expenses. During the three months ended June 30, 2022, our research and development expenses were approximately $3.1 million which represented a decrease of approximately $2.8 million as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease of $1.7 million for manufacturing activities associated with TARA-002, a decrease of $0.7 million for manufacturing expenses associated with IV Choline Chloride, and a decrease of $0.3 million in compensation, benefits and other employee-related expenses.

General and Administrative Expenses. During the three months ended June 30, 2022, our general and administrative expenses were approximately $5.6 million which represented a decrease of approximately $1.3 million as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease of $1.0 million in stock-based compensation expense.

Other Income (Expense), Net. During the three months ended June 30, 2022, interest and investment income was approximately $0.2 million which represented an increase of approximately $0.2 million as compared to the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2022	2021	Change
Operating expenses:
Research and development	$8,353	$12,927	$(4,574)
General and administrative	11,226	13,445	(2,219)
Total operating expenses	19,579	26,372	(6,793)
Loss from operations	(19,579)	(26,372)	6,793
Other income (expense), net:
Interest and investment income	285	125	160
Other income (expense), net	285	125	160
Net Loss	$(19,294)	$(26,247)	$6,953

Research and Development Expenses. During the six months ended June 30, 2022, our research and development expenses were approximately $8.4 million which represented a decrease of approximately $4.6 million as compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease of $2.9 million for manufacturing activities associated with TARA-002, a decrease of $1.0 million of non-clinical expenses associated with TARA-002, and a decrease of $0.8 million for manufacturing expenses associated with IV Choline Chloride.

General and Administrative Expenses. During the six months ended June 30, 2022, our general and administrative expenses were approximately $11.2 million which represented a decrease of approximately $2.2 million as compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease of $2.0 million in stock-based compensation expense.

Other Income (Expense), Net. During the six months ended June 30, 2022, interest and investment income was approximately $0.3 million which represented an increase of approximately $0.2 million as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

Overview

As of June 30, 2022 and December 31, 2021, our cash, cash equivalents, and marketable debt securities were $112.8 million and $130.7 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $8.5 million and $12.8 million for the three months ended June 30, 2022 and 2021, respectively, and $19.3 million and $26.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had working capital of approximately $97.6 million and stockholder’s equity of approximately $145.5 million. During the six months ended June 30, 2022, cash flows used in operating activities were approximately $16.1 million, consisting primarily of a net loss of approximately $19.3 million, which includes non-cash stock-based compensation charges of approximately $3.8 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Specifically, rising inflation, which is in part, tied to the COVID-19 pandemic and resulting supply chain disruptions, has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Period-to-Period
	2022	2021	Change

Net cash used in operating activities	$(16,084)	$(21,394)	$5,310
Net cash provided by/(used in) investing activities	14,247	(100,190)	114,437
Net cash used in financing activities	(72)	(228)	156
Net decrease in cash and cash equivalents, and restricted cash	$(1,909)	$(121,812)	$119,903

Comparison of the Six Months Ended June 30, 2022 and 2021

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2022 compared to $21.4 million for the six months ended June 30, 2021. The decrease of $5.3 million in cash used in operating activities was primarily driven by a decreased net loss of $7.0 million, which was partially offset by a $1.6 million decrease in non-cash items including stock-based compensation, ROU asset, and amortization of premium on marketable debt securities.

Net cash provided by investing activities was $14.2 million for the six months ended June 30, 2022 compared to net cash used in investing activities of $100.2 million for the six months ended June 30, 2021. The change of $114.4 million resulted primarily from purchases of marketable debt securities of $14.4 million during the six months ended June 30, 2022 as compared to $99.6 million during the six months ended June 30, 2021. This was offset by the proceeds from maturity and redemption of marketable debt securities of $28.7 million for the six months ended June 30, 2022. There were no maturities or redemptions for the six months ended June 30, 2021.

Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2022 compared to $0.2 million for the six months ended June 30, 2021. The decrease of approximately $0.2 million was driven by a reduced number of shares repurchased in connection with the settlement of restricted stock units during the six months ended June 30, 2022.

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

As of June 30, 2022, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. The following risk factors amend and restate in their entirety the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021:

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

The COVID-19 pandemic and resulting macroeconomic factors could materially and adversely impact our business, including our clinical development plans and non-clinical research.

As the COVID-19 pandemic and associated health and safety measures imposed from time to time to contain this pandemic continue in the United States and around the world, we may experience disruptions that could severely impact our business, including:

●	delays or difficulties in clinical trial site operations, including in recruiting and retaining clinical site investigators and clinical site staff and in key clinical trial activities such as clinical trial site monitoring and inspections (for example, we have experienced delays in clinical trial site activations as potential sites faced reduced staffing and resources following the spread of the omicron variant of COVID-19 in late 2021 and early 2022);

●	delays or difficulties in the enrollment, scheduling and retention of patients in our clinical trials;

●	interruption of key manufacturing, research and clinical development and other activities, due to limitations on work and travel imposed or recommended by federal or state governments, employers and others (for example, following the emergence of the omicron variant of COVID-19 in late 2021, we reinstituted a temporary work-from-home policy and scaled back in-person meetings and business travel to industry conferences);

●	redeployment of healthcare resources, including clinical site investigators and clinical site staff supporting the conduct of our clinical trial to assist in the treatment of COVID-19 patients;

●	interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers;

●	delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;

●	delays or difficulties conducting and completing non-clinical studies due to limitations in employee resources or laboratory closures or limited availability of laboratory personnel;

●	difficulties in raising additional capital needed to pursue the development of our programs due to near-term and/or long-term negative effects of the pandemic on the financial, banking and capital markets;

●	changes in federal, state and local regulations or guidance as part of a response to the COVID-19 pandemic which may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

●	delays in necessary interactions with regulators, institutional review boards, ethics committees and other important agencies and contractors due to limitations in employee resources, travel restrictions or other COVID-19 related measures.

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

In addition, recent macroeconomic factors, including supply chain disruptions and rising inflation, which are, in part, tied to the COVID-19 pandemic, have and will continue to have an impact on our operations. Further, rising inflation has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of TARA-002 and IV Choline Chloride in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests and divert our management’s focus on achieving our business objectives. As a result of economic conditions, general global economic uncertainty, U.S. and foreign political conditions, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, because the COVID-19 pandemic has at times significantly disrupted financial markets, it may limit our ability to access capital, which could in the future negatively affect our liquidity.

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

Clinical development for our product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and, of those that are approved, many do not cover their costs of development. In addition, we, any partner with which we may in the future collaborate, the FDA, an IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time.

Risks Related to Drug/Biologics Development and Commercialization

Our business depends on the successful clinical development, regulatory approval and commercialization of our product candidates, including TARA-002 and IV Choline Chloride.

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of our product candidates, including TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the alignment with the FDA on a development plan for TARA-002 in LMs;

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of TARA-002 in NMIBC, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	the ability to obtain favorable labeling for TARA-002 and IV Choline Chloride through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	the ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if either is approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	the existence of a regulatory environment conducive to the successful development and commercialization of TARA-002 and IV Choline Chloride;

●	the ability to price TARA-002 and IV Choline Chloride to recover our development costs and achieve commercial success; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

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

We have never completed a clinical trial or made a BLA or NDA submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 or IV Choline Chloride, which would adversely impact our financial performance.

TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs. It is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

To date, there are no FDA-approved therapies for the treatment of LMs. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. It may take considerable time to reach alignment with the FDA on a development plan in LMs to support approval of TARA-002. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market in LMs could decrease our ability to generate sufficient revenue to maintain our business.

Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Unforeseen side effects from TARA-002 or IV Choline Chloride could arise either during clinical development or, if approved, after the product has been marketed. Undesirable side effects could cause us, any partners with which we may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities.

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

At any time, we may decide to discontinue the development of any of our product candidates for a variety of reasons, including the appearance of new technologies that make our product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements.

If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could prevent or delay marketing approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of the product candidate.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG. Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda and Endo International plc’s Valstar. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Verity’s BCG-Verity, Pfizer Inc.’s sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, and enGene Inc.’s, EG-70. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Seagen Inc., and Aura Biosciences.

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

If TARA-002 or IV Choline Chloride only becomes available by prescription, successful sales by us or by any partners with which we may collaborate depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse most or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and private third-party payors is often critical to new product acceptance. Coverage decisions may depend on clinical and economic standards that disfavor new drug products when more established or lower-cost therapeutic alternatives are already available or subsequently become available, or may be affected by the budgets and demands on the various entities responsible for providing health insurance to patients who will use TARA-002 or IV Choline Chloride. Even if we obtain coverage for our products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use a product unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost.

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

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2022 to August 5, 2022 has ranged from a low of $2.80 to a high of $6.90. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

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

In addition, over the past few years the United States has experienced a decrease in unemployment rates and an increasingly competitive labor market, which may continue to result in difficulties in hiring or retaining sufficient qualified personnel to maintain and grow our business. We are uncertain as to the employment environment in the future, or how that environment will impact our workforce, including our ability to retain qualified management and other key personnel.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states and localities will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” which is generally defined as a greater than 50% change in its equity ownership value over a six-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post- change income or taxes may be limited. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism and war that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, New York City has been significantly impacted by the COVID-19 pandemic and, due to health and safety considerations for our employees and various government restrictions, from time to time we have instituted work-from-home policies and as a result have not used our facilities there for extended periods of time. Our contract manufacturers and suppliers’ facilities and our clinical trial sites are located in locations where there have been similar working restrictions in place for the COVID-19 pandemic and where other natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism, wars and other geopolitical unrest, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. For example, we are expanding our Phase 1 clinical trial of TARA-002 in NMBIC to clinical trial sites outside the United States, including potentially in Ukraine and nearby European countries and may expand to other geographies. If political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients at such sites could be disrupted by geopolitical events, including civil or political unrest. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the research, development, regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

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

Certain stockholders have consent rights over certain significant matters of our business. These include decisions to effect a merger or other similar transaction, changes to our principal business, and the sale or other transfer of TARA-002 or other assets with an aggregate value of more than $2,500,000. As a result, these stockholders have significant influence over certain matters that require approval by our stockholders.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.3†	Separation Agreement and Release, dated as of June 20, 2022, by and between the Registrant and Blaine Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)