Form 10-Q
period 2022-09-30
Protara Therapeutics, Inc.
filed 2022-11-03
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022 there were 11,267,389 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,498	$35,724
Marketable debt securities	48,819	55,505
Prepaid expenses and other current assets	2,350	1,883
Total current assets	98,667	93,112
Restricted cash, non-current	745	745
Marketable debt securities, non-current	10,760	39,467
Property and equipment, net	1,662	1,719
Operating lease right-of-use asset	6,506	7,171
Goodwill	29,517	29,517
Other assets	734	865
Total assets	$148,591	$172,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$456	$954
Accrued expenses	2,354	2,489
Operating lease liability	901	855
Total current liabilities	3,711	4,298
Operating lease liability, non-current	5,702	6,384
Total liabilities	9,413	10,682
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at September 30, 2022 and December 31, 2021, 8,027 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 11,267,389 and 11,235,731 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	11	11
Additional paid-in capital	261,294	256,126
Accumulated deficit	(120,997)	(94,012)
Accumulated other comprehensive income (loss)	(1,130)	(211)
Total stockholders’ equity	139,178	161,914
Total liabilities and stockholders’ equity	$148,591	$172,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$3,466	$4,093	$11,819	$17,020
General and administrative	4,508	6,737	15,734	20,182
Total operating expenses	7,974	10,830	27,553	37,202
Loss from operations	(7,974)	(10,830)	(27,553)	(37,202)
Other income (expense), net:
Interest and investment income	283	53	568	178
Other income (expense), net	283	53	568	178
Net loss	(7,691)	(10,777)	(26,985)	(37,024)

Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.96)	$(2.40)	$(3.30)
Weighted-average shares outstanding, basic and diluted	11,265,475	11,235,507	11,256,995	11,231,513
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable debt securities	(8)	62	(919)	(39)
Other comprehensive income (loss)	(8)	62	(919)	(39)
Comprehensive Loss	$(7,699)	$(10,715)	$(27,904)	$(37,063)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2020	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243

Settlement of restricted stock units	-	-	16,766	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	1,303	-	-	1,303
Stock-based compensation - stock options	-	-	-	-	1,437	-	-	1,437
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(164)	(164)
Net loss	-	-	-	-	-	(13,465)	-	(13,465)

Balance at March 31, 2021	8,027	$-	11,228,606	$11	$248,504	$(60,225)	$(164)	$188,126

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	1,360	-	-	1,360
Stock-based compensation - stock options	-	-	-	-	1,638	-	-	1,638
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	63	63
Net loss	-	-	-	-	-	(12,782)	-	(12,782)

Balance at June 30, 2021	8,027	$-	11,233,856	$11	$251,502	$(73,007)	$(101)	$178,405

Settlement of restricted stock units	-	-	1,875	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	1,307	-	-	1,307
Stock-based compensation - stock options	-	-	-	-	1,409	-	-	1,409
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	62	62
Net loss	-	-	-	-	-	(10,777)	-	(10,777)

Balance at September 30, 2021	8,027	$-	11,235,731	$11	$254,218	$(83,784)	$(39)	$170,406

Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

Settlement of restricted stock units	-	-	16,196	-	(72)	-	-	(72)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,565	-	-	1,565
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	-	-	(10,755)	-	(10,755)

Balance at March 31, 2022	8,027	$-	11,251,927	$11	$257,933	$(104,767)	$(942)	$152,235

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	390	-	-	390
Stock-based compensation - stock options	-	-	-	-	1,552	-	-	1,552
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(180)	(180)
Net loss	-	-	-	-	-	(8,539)	-	(8,539)

Balance at June 30, 2022	8,027	$-	11,257,177	$11	$259,875	$(113,306)	$(1,122)	$145,458

Settlement of restricted stock units	-	-	10,212	-	(18)	-	-	(18)
Stock-based compensation - restricted stock units	-	-	-	-	287	-	-	287
Stock-based compensation - stock options	-	-	-	-	1,150	-	-	1,150
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(7,691)	-	(7,691)

Balance at September 30, 2022	8,027	$-	11,267,389	$11	$261,294	$(120,997)	$(1,130)	$139,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(26,985)	$(37,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,258	8,454
Operating lease right-of-use asset	1,024	712
Depreciation	173	63
Amortization of premium on marketable debt securities	1,029	1,280
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(433)	(605)
Other assets	131	213
Accounts payable	(498)	14
Accrued expenses	(135)	5
Operating lease liabilities	(995)	(707)
Net cash used in operating activities	(21,431)	(27,595)

Cash flows from investing activities:
Purchase of marketable debt securities	(14,428)	(115,959)
Proceeds from maturity and redemption of marketable debt securities	47,837	16,428
Purchase of property and equipment	(114)	(552)
Net cash provided by/(used in) investing activities	33,295	(100,083)

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(90)	(228)
Net cash used in financing activities	(90)	(228)

Net decrease in cash and cash equivalents and restricted cash	11,774	(127,906)
Cash and cash equivalents and restricted cash - beginning of year	36,469	169,393
Cash and cash equivalents and restricted cash - end of period	$48,243	$41,487

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$47,498	$40,742
Restricted cash	-	-
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$48,243	$41,487

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2021 and 2020 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2021 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

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

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,510	$-	$-	$36,510
Restricted cash, non-current:
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	59,579	-	59,579
Total	$37,255	$59,579	$-	$96,834

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,323	$-	$-	$26,323
Restricted cash, non-current:
Money market funds	745	-	-	745
Marketable debt securities
Corporate bonds	-	94,972	-	94,972
Total	$27,068	$94,972	$-	$122,040

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities.

4.	Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$49,511	$-	$(692)	$48,819
Corporate bonds - presented in marketable debt securities, non-current	11,198	-	(438)	10,760
Total	$60,709	$-	$(1,130)	$59,579

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$55,548	$-	$(43)	$55,505
Corporate bonds - presented in marketable debt securities, non-current	39,635	-	(168)	39,467
Total	$95,183	$-	$(211)	$94,972

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

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at September 30, 2022 was 15 months or less. There were no sales of securities in the periods presented.

Of the 29 securities in a loss position held by the Company, there were 12 securities in a continuous unrealized loss position for greater than twelve months at September 30, 2022. The total unrealized loss related to these securities was $375 and was not material. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. No other than temporary impairment loss has been recorded on the securities as of September 30, 2022, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities.

Investment Income

Investment income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$557	$547	$1,598	$1,458
Accretion/(amortization) of discount/premium, net	(274)	(494)	(1,030)	(1,280)
Total interest and investment income	$283	$53	$568	$178

5.	Prepaid Expenses and Other Current Assets

Included in the Company’s prepaid expenses and other current assets within the condensed consolidated balance sheets are:

	As of
	September 30, 2022	December 31, 2021
Prepaid insurance	$751	$279
Prepaid research and development	947	684
Prepaid software	82	79
Accrued interest on marketable debt securities	380	634
Other prepaid expenses	190	173
Other current assets	-	34
Total	$2,350	$1,883

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6.	Accrued Expenses

Included in the Company’s accrued expenses within the condensed consolidated balance sheets are:

	As of
	September 30, 2022	December 31, 2021
Payroll	$1,320	$1,801
Legal fees	27	29
Research and development costs	829	437
Other expenses	178	222
Total	$2,354	$2,489

7.	Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. Cash paid for operating lease liabilities was $995 and $707 during the nine months ended September 30, 2022 and 2021, respectively, which is included in operating cash flows.

The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost	2022	2021	2022	2021
Operating lease cost	$342	$367	$1,024	$712
Short-term lease cost	-	4	3	92
Total	$342	$371	$1,027	$804

Variable lease expense for the three and nine months ended September 30, 2022 and 2021, respectively, was not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of September 30, 2022

Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	70

As of September 30, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2022 (excluding the nine months ended September 30, 2022)	$332
2023	1,327
2024	1,327
2025	1,395
2026	1,429
Thereafter	2,234
Total operating lease payments	8,044
Less: imputed interest	1,441
Present value of future minimum lease payments	$6,603

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8.	Commitments and Contingencies

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

Common Stock

As of September 30, 2022 and December 31, 2021, the Company has 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,267,389 and 11,235,731 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company has 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

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

As of September 30, 2022, 446,000 shares remain available to be issued under the 2020 Inducement Plan.

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

On January 1, 2022, pursuant to the Amended and Restated 2014 Plan, as amended annual evergreen feature, the number of shares authorized under the Amended and Restated 2014 Plan, as amended was increased by 840,181 shares to 1,238,785 shares. As of September 30, 2022, 562,228 shares remain available to be issued under the Amended and Restated 2014 Plan, as amended.

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

On January 1, 2022, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 32,062 shares. As of September 30, 2022, the authorized number of shares under the 2014 ESPP is 32,062 and the number of shares available for issuance is 32,062. During the nine months ended September 30, 2022 and 2021, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	96,201	$28.87
Granted	178,425	6.08
Forfeited	(18,800)	13.66
Vested	(51,388)	21.67
Non-vested as of September 30, 2022	204,438	$12.19

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of September 30, 2022, the unamortized value of RSUs was $1,727. As of September 30, 2022, the weighted average remaining amortization period was 1.77 years. As of September 30, 2022 and December 31, 2021, 289,500 and 286,918 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the nine months ended September 30, 2022, the Company issued 31,658 shares of the Company’s common stock from the net settlement of 48,806 RSUs. The Company paid $90 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2021	1,356,639	$20.51	8.59	$1
Granted	769,500	6.43	-	-
Exercised	-	-	-	-
Forfeited	(234,078)	15.70	-	-
Expired	(29,703)	14.79	-	-
Outstanding as of September 30, 2022	1,862,358	$15.38	8.00	$-

Vested and expected to vest at September 30, 2022	1,862,358	$15.38	8.00	-
Exercisable as of September 30, 2022	757,332	$20.51	6.76	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on September 30, 2022. The intrinsic value of options exercised during the months ended September 30, 2022 was $0, respectively, as no options were exercised.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2022 and 2021 was $5.04 and $13.38, respectively. As of September 30, 2022, there was approximately $9,393 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.58 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	$287	$1,307	$991	$3,970
Stock options	1,150	1,409	4,267	4,484
Total	$1,437	$2,716	$5,258	$8,454

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$361	$392	$1,150	$1,114
General and administrative	1,076	2,324	4,108	7,340
Total	$1,437	$2,716	$5,258	$8,454

11.	Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	As of September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$26,985	$37,024
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	11,256,995	11,231,513
Net loss per share attributable to common stockholders, basic and diluted	$(2.40)	$(3.30)

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

	As of September 30,
	2022	2021
Stock options issued and outstanding	1,862,358	1,385,855
Restricted stock units issued and outstanding	493,938	383,119
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	10,385,335	9,798,013

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

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan and Taiwan for LMs and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and are exploring its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG. The mechanism of action of TARA-002 is similar to that of BCG. TARA-002 and BCG are both intravesically administered, elicit a Th1 type immune response and produce a locally-activated generally similar array of cytokines and immune cells.

We are conducting a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with high-grade carcinoma in situ, or CIS, and high-grade papillary tumors (Ta). In the initial dose escalation phase of the trial, patients receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. Enrollment and dosing of patients in the trial is ongoing.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs and in May 2022, the European Medicines Agency granted orphan drug designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an IND for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. The FDA continues to provide us with guidance regarding a development path for TARA-002 in LMs. We recently received initial feedback from the Vaccines Division on the protocol for our proposed Phase 2 clinical trial evaluating TARA-002 in LMs. We are in the process of finalizing the trial design and expect to initiate the trial in 2023.

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

Since inception, we have incurred significant operating losses. As of September 30, 2022, we had an accumulated deficit of approximately $121.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2022, we had approximately $107.1 million in cash, cash equivalents, and marketable debt securities.

COVID-19 and Related Macroeconomic Conditions

The COVID-19 pandemic and related macroeconomic conditions, such as supply chain shortages, inflation and economic volatility have and may continue to have an impact on our results of operations. The ultimate impact of the current COVID-19 pandemic remains highly uncertain and subject to change. We have experienced operational delays and may experience additional future delays that impact our business, our research and development activities, the healthcare systems in which we operate and the global economy as a whole. We will continue to monitor the COVID-19 pandemic closely including whether the effects would have a material impact on our operations. Further, rising inflation has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

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

General and Administrative

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, in executive and other administrative functions. Other general and administrative expenses also include professional fees for legal, intellectual property matters, consulting and accounting services, facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Period-to- Period
	2022	2021	Change
Operating expenses:
Research and development	$3,466	$4,093	$(627)
General and administrative	4,508	6,737	(2,229)
Total operating expenses	7,974	10,830	(2,856)
Loss from operations	(7,974)	(10,830)	2,856
Other income (expense), net:
Interest and investment income	283	53	230
Other income (expense), net	283	53	230
Net Loss	$(7,691)	$(10,777)	$3,086

Research and Development Expenses. During the three months ended September 30, 2022, our research and development expenses were approximately $3.5 million which represented a decrease of approximately $0.6 million as compared to the three months ended September 30, 2021. This decrease was primarily due to higher regulatory costs associated with TARA-002 to support our investigational new drug, or IND, during the comparable three months ended September 30, 2021.

General and Administrative Expenses. During the three months ended September 30, 2022, our general and administrative expenses were approximately $4.5 million which represented a decrease of approximately $2.2 million as compared to the three months ended September 30, 2021. This decrease was primarily due to a decrease of $1.2 million in stock-based compensation expense, a decrease of $0.2 million in compensation, benefits and other employee-related expenses, and a decrease of $0.6 million in market development expenses.

Other Income (Expense), Net. During the three months ended September 30, 2022, interest and investment income was approximately $0.3 million which represented an increase of approximately $0.2 million as compared to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Period-to-Period
	2022	2021	Change
Operating expenses:
Research and development	$11,819	$17,020	$(5,201)
General and administrative	15,734	20,182	(4,448)
Total operating expenses	27,553	37,202	(9,649)
Loss from operations	(27,553)	(37,202)	9,649
Other income (expense), net:
Interest and investment income	568	178	390
Other income (expense), net	568	178	390
Net Loss	$(26,985)	$(37,024)	$10,039

Research and Development Expenses. During the nine months ended September 30, 2022, our research and development expenses were approximately $11.8 million which represented a decrease of approximately $5.2 million as compared to the nine months ended September 30, 2021. This decrease was primarily due to a decrease of $3.1 million for manufacturing activities associated with TARA-002, a decrease of $1.0 million of non-clinical expenses associated with TARA-002, and a decrease of $1.0 million for manufacturing expenses associated with IV Choline Chloride.

General and Administrative Expenses. During the nine months ended September 30, 2022, our general and administrative expenses were approximately $15.7 million which represented a decrease of approximately $4.4 million as compared to the nine months ended September 30, 2021. This decrease was primarily due to a decrease of $3.2 million in stock-based compensation expense, a decrease of $1.6 million in market development expenses, offset by an increase of $0.5 million in compensation, benefits and other employee-related expenses.

Other Income (Expense), Net. During the nine months ended September 30, 2022, interest and investment income was approximately $0.6 million which represented an increase of approximately $0.4 million as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2022 and December 31, 2021, our cash, cash equivalents, and marketable debt securities were $107.1 million and $130.7 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $7.7 million and $10.8 million for the three months ended September 30, 2022 and 2021, respectively, and $28.0 million and $37.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had working capital of approximately $95.0 million and stockholder’s equity of approximately $139.2 million. During the nine months ended September 30, 2022, cash flows used in operating activities were approximately $21.4 million, consisting primarily of a net loss of approximately $27.0 million, which includes non-cash stock-based compensation charges of approximately $5.3 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Specifically, rising inflation, which is in part, tied to the COVID-19 pandemic and resulting supply chain disruptions, has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock. Further, recent rises in interest rates have had and may continue to have a negative effect on market prices for common stock of pharmaceutical companies that have no current or near-term revenue. Further increases in interest rates, which have been implemented and may be further implemented to counteract inflationary pressures, may continue to exacerbate this issue.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Period-to- Period
	2022	2021	Change

Net cash used in operating activities	$(21,431)	$(27,595)	$6,164
Net cash provided by/(used in) investing activities	33,295	(100,083)	133,378
Net cash used in financing activities	(90)	(228)	138
Net decrease in cash and cash equivalents, and restricted cash	$11,774	$(127,906)	$139,680

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net cash used in operating activities was $21.4 million for the nine months ended September 30, 2022 compared to $27.6 million for the nine months ended September 30, 2021. The decrease of $6.2 million in cash used in operating activities was primarily driven by a decreased net loss of $10.0 million, which was partially offset by a $3.0 million decrease in non-cash items including stock-based compensation, ROU asset, depreciation, and amortization of premium on marketable debt securities and a $0.9 million decrease in working capital, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers.

Net cash provided by investing activities was $33.3 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $100.1 million for the nine months ended September 30, 2021. The change of $133.4 million resulted primarily from purchases of marketable debt securities of $14.4 million during the nine months ended September 30, 2022 as compared to $116.0 million during the nine months ended September 30, 2021 and from proceeds from maturity and redemption of marketable debt securities of $47.8 million for the nine months ended September 30, 2022 as compared to $16.4 million for the nine months ended September 30, 2021.

Net cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2022 compared to $0.2 million for the nine months ended September 30, 2021. The decrease of approximately $0.1 million was driven by a reduced number of shares repurchased in connection with the settlement of restricted stock units during the nine months ended September 30, 2022.

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

As of September 30, 2022, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval, manufacturing, marketing and selling any product candidate for which we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing one or more products, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of us and could impair our ability to raise capital, maintain our research and development efforts, expand the business or continue operations. A decline in our value could also cause you to lose all or part of your investment.

The COVID-19 pandemic and resulting macroeconomic factors could materially and adversely impact our business, including our clinical development plans and non-clinical research.

As the COVID-19 pandemic and associated health and safety measures imposed from time to time to contain this pandemic continue globally, we may experience disruptions that could severely impact our business, including delays or difficulties in clinical trial site operations and in the enrollment, scheduling and retention of patients in our clinical trials; interruption of key manufacturing, research and clinical development and other activities; and delays or difficulties conducting and completing non-clinical studies.

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

We will require substantial additional funds to conduct the costly and time-consuming preclinical studies and clinical trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of TARA-002 and IV Choline Chloride in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests and divert our management’s focus on achieving our business objectives. As a result of economic conditions, general global economic uncertainty, U.S. and foreign political conditions, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, because the COVID-19 pandemic has at times significantly disrupted financial markets, it may limit our ability to access capital, which could in the future negatively affect our liquidity.

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

Clinical development for our product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and, of those that are approved, many do not cover their costs of development. In addition, we, any partner with which we may in the future collaborate, an institutional review board, or IRB, the FDA, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time.

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of our product candidates, including TARA-002 and IV Choline Chloride. The clinical and commercial success of TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the alignment with the FDA on a development plan for TARA-002 in LMs;

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of TARA-002 in NMIBC, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride;

●	the ability to obtain from regulators favorable labeling for TARA-002 and IV Choline Chloride that allow for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●	the ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if either is approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, insurers and payors, and patients of the potential quality, benefits, safety and efficacy of TARA-002 and IV Choline Chloride, if either is approved, including relative to alternative and competing treatments;

●	the existence of a regulatory environment conducive to the successful development and commercialization of TARA-002 and IV Choline Chloride;

●	the ability to price TARA-002 and IV Choline Chloride to recover our development costs and achieve commercial success; and

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride.

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

The COVID-19 pandemic has at times impacted our business and the business of the third parties with which we contract for key services related to our clinical development plans. If the pandemic persists, it is likely to have a significant delay in our development timelines and result in additional and unexpected costs.

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

Chugai Pharmaceutical Co., Ltd., or Chugai, over which we have no control, has the rights to commercialize TARA-002 and the originator therapy to TARA-002, OK-432, which is currently marketed under the name Picibanil, in Japan and Taiwan for various indications. In addition, clinical trials using Picibanil are currently ongoing in various countries around the world. If serious adverse events occur with patients using Picibanil or during any clinical trials of Picibanil conducted by third parties, the FDA may delay, limit or deny approval of TARA-002 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for TARA-002 and a new and serious safety issue is identified in connection with use of Picibanil or in clinical trials of Picibanil conducted by third parties, the FDA may withdraw the approval of the product or otherwise restrict our ability to market and sell TARA-002. In addition, treating physicians may be less willing to administer TARA-002 due to concerns over such adverse events, which would limit our ability to commercialize TARA-002.

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

Before obtaining marketing approvals for the commercial sale of any product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, we may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for the product candidate. Many pharmaceutical candidates that initially showed promise in early-stage testing and which were efficacious have later been found to cause side effects that prevented further development of the drug candidate and, in extreme cases, the side effects were not seen until after the drug was marketed, causing regulators to remove the drug from the market post-approval.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG. Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda and Endo International plc’s Valstar. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Verity’s BCG-Verity, Pfizer Inc.’s sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, and enGene Inc.’s, EG-70. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Seagen Inc., UroGen Pharma, and Aura Biosciences.

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

If any of our CROs or clinical trial sites fail to comply with their contractual commitments or terminate their involvement in one of our clinical trials for any reason, including due to COVID-19 disruptions, we may not be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others, and under some circumstances even government agencies. If we cannot successfully defend ourselves against product liability or similar claims, we will incur substantial liabilities, reputational harm and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS could take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, contains substantial drug pricing reforms that will reduce drug spending by the federal government. For example, the Inflation Reduction Act of 2022 limits the prices paid by Medicare for various prescription drugs and requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. Although the effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known, the Inflation Reduction Act of 2022 could affect the prices we can charge and the reimbursement we can receive for our product candidates, if approved, thereby reducing our profitability. We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2022 to October 31, 2022 has ranged from a low of $2.80 to a high of $6.90. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

●	the results of current and any future clinical trials of TARA-002 or IV Choline Chloride and any clinical trial failure, including any failure resulting from difficulties or delays in identifying patients, enrolling patients, retaining patients, meeting specific trial endpoints or completing and timely reporting the results of any trial;

●	our ability to obtain regulatory approvals for TARA-002, IV Choline Chloride or future product candidates, and delays of, or failures to obtain, such approvals;

●	the failure of TARA-002 or IV Choline Chloride or future product candidates, if approved, to achieve commercial success;

●	the effects of the COVID-19 pandemic;

●	potential side effects associated with TARA-002 or IV Choline Chloride or future product candidates;

●	issues in manufacturing, or the inability to obtain adequate supply of, TARA-002, IV Choline Chloride or future product candidates;

●	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;

●	the initiation of, material developments in, or conclusion of, any litigation or other actions to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;

●	announcements of any dilutive equity financings;

●	inability to obtain additional funding;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts;

●	the loss of key employees;

●	changes in laws or regulations application to TARA-002 or IV Choline Chloride or future product candidates; and

●	sales of our common stock by us, our insiders or our other stockholders.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses, including costs associated with public company reporting and other SEC requirements. We have also incurred, and will continue to incur, costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act and other applicable legislation, as well as rules implemented by the SEC and Nasdaq.

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

Our ability to compete in the highly competitive biopharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

The current expectation is that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of your shares of our stock will be your sole source of gain, if any, for the foreseeable future.

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

PROTARA THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)