Form 10-K
period 2022-12-31
Protara Therapeutics, Inc.
filed 2023-03-08
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $19.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2022 of $2.93 per share.

As of March 3, 2023, 11,306,753 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 2, 2023 are incorporated by reference into Part III of this report.

PROTARA THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2022

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

●	We have a limited operating history and have never generated any revenues.

●	We expect to incur significant expenses and significant losses for the foreseeable future and may never generate revenue or achieve or maintain profitability.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development and regulatory approval of our product candidates, including TARA-002 and IV Choline Chloride.

●	We have never completed a clinical trial or made a BLA or NDA submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of lymphatic malformations, or LMs. There are no therapies approved by the United States Food and Drug Administration, or the FDA, for the treatment of LMs and it is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

Item 1. Business.

Overview

 We are a New York City based clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. We were founded on the principle of applying modern scientific, regulatory or manufacturing advancements to established mechanisms in order to create new development opportunities. We prioritize creativity, diverse perspectives, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

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

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG. The mechanism of action of TARA-002 is similar to that of BCG. TARA-002 and BCG are both intravesically administered, elicit a Th1 type immune response and produce a similar array of locally activated cytokines and immune cells.

We are conducting a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with carcinoma in situ, or CIS, and high-grade papillary tumors (Ta), known as the ADVANCED-1 trial. In the initial dose escalation phase, or Phase 1a portion, of the trial, patients receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. The trial is ongoing and we expect data from the Phase 1a portion of the trial in the second quarter of 2023.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs and in May 2022, the European Medicines Agency granted orphan drug designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an open IND for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. We received feedback from the Vaccines Division on the protocol for our proposed Phase 2 clinical trial evaluating TARA-002 in LMs. In the second half of 2023 we expect to initiate this Phase 2 single arm, open-label clinical trial to evaluate the safety and efficacy of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs. The trial design includes a safety lead-in phase followed by an expansion phase. We are conducting trial preparation activities and have identified multiple trial sites.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. Following a positive end of Phase 2 meeting with the FDA, we received feedback on the design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic, or PK, trial and a Phase 3 clinical trial. Prior to initiating these clinical trials, we are conducting a prevalence study to enhance understanding of the PN patient population and we plan to use this information to determine the next steps for the development program. In September 2021, we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently conducting the prospective part of the prevalence study, which is a multi-center, cross-sectional observational study to assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in patients dependent on PN. We expect to have results of the study in the third quarter of 2023. In April 2022, the U.S. Patent and Trademark office, or USPTO, issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041.

We have devoted substantial efforts to the development of these programs but do not have any approved products and have not generated any revenue from product sales. TARA-002 has not yet been approved for use for treatment of NMIBC, LMs or any other indications. We do not expect to generate revenues in the near-term, if ever. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Our Product Candidate Pipeline

The following chart summarizes the current status of our product candidate pipeline:

*	TARA-002 Granted Rare Pediatric Disease Designation for the treatment of LMs

**	Granted Orphan Drug and Fast Track Designations by the U.S. FDA

†	Phase 1 PK study to be conducted in addition to Phase 3 study

Our Corporate Strategy:

We are an oncology and rare disease company focused on applying modern scientific advancements to established mechanisms to deliver efficient de-risked clinical programs. Leveraging the drug development and commercialization experience of our management team, our goal is to build a leading biopharmaceutical company focused on bringing life-saving therapies to patients with significant unmet needs. Our current key initiatives are listed below:

1. Progress clinical program supporting TARA-002 for the treatment of NMIBC.

Complete the ongoing Phase 1 clinical trial to assess the safety and tolerability of TARA-002 in patients with high-grade NMIBC, involving a dose escalation phase in which we are evaluating the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002 to determine dosage for a future Phase 2 clinical trial. We then intend to further assess safety and preliminary signs of anti-tumor activity of TARA-002 in both BCG-naïve and BCG-exposed NMIBC patients with CIS in an expanded cohort of our Phase 1 and Phase 2 clinical trials.

2. Progress clinical program for TARA-002 in LMs by initiating a Phase 2 clinical trial in patients with macrocystic and mixed-cystic LMs.

Based on the robust dataset for the originator product OK-432 in LMs and the full Clinical Study Report, or CSR of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa, we are encouraged by the potential for TARA-002 to treat patients with LMs. Following feedback from the Vaccines Division, we expect to initiate a Phase 2 clinical trial evaluating TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs.

3. Complete prospective prevalence study of patients receiving PN and who have IFALD to refine a development pathway for IV Choline Chloride.

We are currently conducting a prospective prevalence study to enhance understanding of the PN patient population and plan to use this information to inform the next steps for the development program. We received FDA feedback on a potential design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic study and a Phase 3 trial. We intend to use the results of our multinational prevalence study of the PN patient population to inform our strategy for IV Choline Chloride.

4. Explore opportunities to expand our pipeline of uses for TARA-002 alone and in combination with other therapies.

We are exploring the use of TARA-002 in combination with other therapies and are working to identify additional opportunities to develop TARA-002 in indications beyond NMIBC and LMs. We are conducting non-clinical experiments and modeling to better characterize the potential benefits of combination therapy with TARA-002, particularly in NMIBC. In addition, our leadership team has a strong track record of licensing, acquiring and optimizing product candidates and we intend to leverage this skill set to identify opportunities for potential combination opportunities for TARA-002, in NMIBC and other oncology indications. The immunological activity of TARA-002’s originator product, OK-432, has been effectively interrogated in patients in numerous indications. We plan to continue to carefully evaluate the case reports and the literature and perform non-clinical characterization studies to better understand the mechanism of action of TARA-002 and its potential activity in indications beyond NMIBC and LM in which there is unmet need.

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

We entered into an agreement with Chugai Pharmaceutical in June 2019, as amended in July 2020, to support our development of TARA-002. The agreement provides us with exclusive access to certain materials and documents relating to OK-432 including the master cell bank of Streptococcus pyogenes used in the manufacturing of OK-432. Additionally, the agreement provides technical support during a certain period. We have utilized the materials, proprietary manufacturing process and technical support provided by Chugai Pharmaceutical to produce TARA-002 at a cGMP-compliant facility in the United States. Under the agreement with Chugai Pharmaceutical, we have sole responsibility for the development and commercialization of TARA-002 worldwide, excluding Japan and Taiwan. This agreement is exclusive through June 17, 2030, or following any termination of the agreement by either party.

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

There are approximately 65,000 incident cases of NMIBC in the United States every year, and based upon currently available data we believe that approximately 45% (approximately 30,000) are made up of High-Grade tumor types that are considered higher risk, and therefore candidates for immunotherapies, such as TARA-002. In addition, NMIBC has one of the highest rates of recurrence with three-year rate estimated at up to 80%.

Treatment

Treatment for NMIBC is typically targeted to reduce unresectable persistence, recurrence after resection and to prevent disease progression to muscle-invasive bladder cancer. The initial treatment for NMIBC includes cystoscopy and complete transurethral resection of the bladder tumor (TURBT) for papillary Ta or T1, or biopsy for CIS. A single postoperative instillation of intravesical chemotherapy is recommended in patients with low risk of progression, and for patients with intermediate and high-risk disease, a longer course of intravesical therapy is administered. The most efficacious intravesical agent to date has been BCG, a live attenuated form of Mycobacterium bovis. BCG has been the subject of multiple supply shortages in the US in the past decade due to the inability to meet demand to treat the large population of patients with NMIBC. There has been a significant increase in bladder cancer recurrence and progression with an escalated number of patients who require cystectomy. As such, with the current BCG shortage and limited effective alternate therapies or dosing strategies, there continues to be a significant unmet need for treatment options for patients with NMIBC.

Clinical Development

We are currently conducting our ADVANCED-1 trial. In the initial dose escalation phase of the trial, patients receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. The trial is ongoing and we expect data from the Phase 1a portion of the trial in the second quarter of 2023.

Preclinical Development

We continue to conduct pre-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. In addition, we use pre-clinical data to help us define other cancer targets for TARA-002 both within the urothelial cancer space and other types of cancer affecting different parts of the body.

Regulatory Interactions

In October 2021, we announced that the Office of Tissues and Advanced Therapies Division, or the OTAT Division, of the FDA’s Center for Biologics Evaluation and Research, or CBER, cleared our Investigational New Drug, or IND, application for TARA-002 in NMIBC, allowing us to commence our ADVANCED-1 trial. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial.

Manufacturing

We manufacture TARA-002 using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a contract development and manufacturing organization, or CDMO, to manufacture TARA-002.

TARA-002 for the Treatment of Lymphatic Malformations

Disease Overview

We have worked with the FDA to align on a regulatory pathway and development plan for TARA-002 for the treatment of LMs. The International Society for the Study of Vascular Anomalies classifies LMs as either macrocystic, microcystic, or mixed-cystic. Macrocystic and microcystic LMs are differentiated by the size of the fluid-containing portion of the malformation. Macrocystic LMs are characteristically large, fluid-filled cysts with a thin endothelial lining. Macrocystic LMs are composed of cysts greater than 2 cubic centimeters in size and present as a soft, fluid-filled swelling beneath normal or slightly discolored skin. Macrocystic LMs are usually located in the antero-lateral cervical region of the neck; however, it is possible for this type of LM to originate in other areas of the body. In contrast, microcystic LMs have very limited internal space with a thick irregular endothelial lining. Microcystic LMs are comprised of cysts less than 2 cubic centimeters in size and are often composed of micro-lymphatic channels that integrate and infiltrate normal soft tissue. Microcystic LMs can involve both superficial and deep aspects including muscle and bone. Microcystic LMs can thicken or swell causing enlargement of surrounding soft tissue and bones and can be found on any area of the skin or mucous membrane. Mixed-cystic LMs are comprised of varying degrees of both macrocystic and microcystic LMs.

While the exact prevalence of LMs is not known, in the United States, the condition is thought to be present in approximately one in every 4,000 live births and we believe there are approximately 1,400-1,800 LM cases per year.

Treatment

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

Clinical Development

Historical Data on OK- 432, predecessor therapy to TARA-002

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

A randomized, phase 2 clinical trial led by the University of Iowa studied the use of OK-432 in patients with LM from 1998 to 2005. Most eligible subjects were between 6 months and 18 years of age with macrocystic or mixed-cystic LMs (with ≥ 50% macrocytic disease) of the head and/or neck. There were three treatment groups: immediate treatment (ITG), delayed treatment (DTG), and open label treatment group. The immediate treatment group received treatment with OK-432 upon diagnosis. The delayed treatment group received OK-432 treatment following a six-month observation period; the cross-over design was intended to investigate spontaneous resolution. The open-label treatment group included infants younger than six months of age, adults older than 18 years of age, patients with LMs involving sites other than the head and neck (such as the axilla, thorax, and extremities), and patients treated on an emergent basis. The open label treatment group were treated immediately with OK-432. Response to therapy was measured by quantitating change in lesion size. Clinical success was defined as a complete (90% to 100%) or substantial (60% to 89%) response to treatment based on radiographically confirmed shrinkage in lesions.

Results presented in this report were based on a retrospective analysis of source verified data that included the full dataset of subjects enrolled in the Phase 2 randomized clinical trial between January 1998 and August 2005, including data in the published study (Smith et al. 2009) that included subjects enrolled between January 1998 and November 2004.

Overall, 310 subjects were enrolled with intent to treat: 246 subjects were randomized to the immediate (ITG, N=171) and delayed (DTG, N=75) treatment groups; 64 subjects were nonrandomized and assigned to the open-label group. Analysis of the primary efficacy endpoint (N=150) demonstrated clinical success (complete and/or substantial response) in 69% of patients in the ITG 6 months after enrollment, while 7.5% of patients in the DTG experienced spontaneous regression of a LM during this time interval (p < 0.0001)). When the results were analyzed by lesion type across all treatment groups, a successful outcome was observed in 84% and 60% of patients with macrocystic and mixed-cystic LM, respectively. None of the patients with microcystic LM demonstrated clinical success with OK-432 therapy. The results of the retrospective analysis were consistent with the results observed in the original analysis (Smith et al. 2009).

Figure 1: 69% of patients in the immediate treatment group had a complete or substantial response to OK-432, meeting the primary endpoint, while 7.5% of patients in the delayed treatment group had a complete or substantial response after six months of observation and before treatment.

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

TARA-002 Clinical Development

We have an open IND for LMs with the Vaccines Division. Later in 2023 we expect to initiate a Phase 2 single arm, open-label clinical trial to evaluate the safety and efficacy of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs. The trial design includes a safety lead-in phase followed by an expansion phase. We are conducting trial preparation activities and have identified multiple trial sites.

Historical Safety Profile on OK-432, predecessor therapy to TARA-002

The most common adverse events with treatment with OK-432 were local injection site reactions, fever, fatigue, and decreased appetite, with resolution within two weeks. Treatment emergent serious adverse events or SAEs, (treatment emergent SAEs are defined as any SAE occurring or worsening on or after the first dose of study drug and within 35 days after the last dose of study drug) associated with OK-432 treatment were reported in 4.1% of patients, with the most severe events being airway obstruction and facial paralysis due to massive swelling post-injection that required tracheostomy and hospitalization. Both of these events were reported as resolved.

The safety findings from the sponsor-conducted retrospective analysis are consistent with the original analysis reported in Smith et al. 2009, and with safety data in published studies in approximately 865 patients with LMs after treatment with OK-432.

Historical Preclinical Development on OK-432, predecessor therapy to TARA-002

A comprehensive preclinical development program for OK-432, including in vitro and in vivo pharmacology and toxicology studies, was conducted by Chugai Pharmaceutical to support the filing of a NDA with the Japan Pharmaceuticals and Medical Devices Agency. We believe these studies may help inform the design of a development plan for TARA-002 in LMs.

TARA-002 Regulatory Interactions

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

The robust dataset for OK-432 in LMs has informed our development of TARA-002. At the FDA’s request, we submitted the full CSR of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa to our open IND with the Vaccines Division. We received feedback from the Vaccines Division on the protocol for our proposed Phase 2 clinical trial evaluating TARA-002 in LMs. In the second half of 2023 we expect to initiate this Phase 2 single arm, open-label clinical trial to evaluate the safety and efficacy of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs. The trial design includes a safety lead-in phase followed by an expansion phase. We are conducting trial preparation activities and have identified multiple trial sites.

Manufacturing

TARA-002 is manufactured using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical. Starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a CDMO to manufacture TARA-002.

IV Choline Chloride for the treatment of Intestinal Failure Associated Liver Disease

IV Choline Chloride is an IV substrate replacement therapy initially in development for patients receiving PN who have IFALD.

Choline is a known important substrate for phospholipids that are critical for healthy liver function. Because patients receiving PN cannot sufficiently absorb adequate levels of choline and no available PN components contain sufficient amounts of choline to correct this deficit, they often experience a prolonged progression to hepatic failure and death, with the only known intervention being a dual small bowel / liver transplant. If approved, IV Choline Chloride would be the first approved therapy for IFALD. It has been granted ODD by the FDA for the treatment of IFALD and the prevention of choline deficiency in PN patients. We are currently undertaking a multinational prevalence study to enhance understanding of the PN patient population. We expect to complete the prospective part of the study in mid-2023.

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

We had an end of Phase 2 meeting with the FDA in November 2018 and received the FDA’s feedback on the design of studies necessary to complete the registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic study and a Phase 3 trial. We intend to use the results of our multinational prevalence study of the PN patient population to inform our strategy for IV Choline Chloride.

Disease Overview

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

Clinical Development

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

In the description of the trials above and elsewhere in this Annual Report on Form 10-K, “n” represents the number of patients in a particular group and “p” or “p-values” represent the probability that random chance caused the result (e.g., a p-value of 0.001 means that there is a 0.1% probability that the difference between the placebo group and the treatment group is purely due to random chance). A p-value of less than or equal to 0.05 is a commonly used criterion for statistical significance, and may be supportive of a finding of efficacy by regulatory authorities.

Figure 4. Improvement in Cholestasis1: All Patients

1	Protara Therapeutics re-analysis of patient CRF’s, data on file.

*	MMRM method used for imputation.

ǂ	A placebo subject was excluded from all analyses due to likely IV contrast-induced imaging abnormalities, confirmed by independent radiologist in subsequent re-analysis.

Preclinical Development

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

Regulatory Interactions

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

Manufacturing

Through our CDMO, we have manufactured sufficient amounts of cGMP drug substance and drug product to initiate the planned clinical trials. Scale up for commercial demand, if and when applicable, will commence when appropriate. Our end-to-end manufacturing of IV Choline Chloride is conducted in the United States by a cGMP-compliant CDMO. However, due to current macroeconomic factors, such as rising inflation and supply chain shortages, scaling up may be more difficult than originally anticipated.

Collaborations and License Agreements

Chugai Agreement

On June 17, 2019, we entered into an agreement, or the Chugai Agreement, with Chugai Pharmaceutical, a company organized and existing under the laws of Japan. Chugai Pharmaceutical has developed and commercialized a therapeutic product, OK-432 (or Existing Product), in Japan and Taiwan, or the Chugai Territory and owns and controls certain materials and documents related to the Existing Product (or the Chugai Materials). Pursuant to the Chugai Agreement, Chugai Pharmaceutical has provided us with certain materials and documents relating to the Existing Product and has provided certain technical services to us for our development and commercialization in territories other than the Chugai Territory, or the Protara Territory of a new therapeutic product, or the New Product or TARA-002 comparable to the Existing Product beginning on the effective date of the Chugai Agreement and ending on June 30, 2020, or any other date to be agreed to by the parties, or the Chugai Service Period. Under the Chugai Agreement, Chugai Pharmaceutical will exclusively provide the Existing Product and Chugai Materials to us and will not provide the Existing Product or Chugai Materials to any third parties during the Chugai Service Period, other than for medical, compassionate use and/or non-commercial research purposes. Additionally, beginning on the effective date of the Chugai Agreement and ending on the fifth anniversary of such date or upon the termination of the Chugai Agreement, whichever comes earlier, Chugai Pharmaceutical will not provide Chugai Materials or technical support to any third-party for the purpose of development and commercialization in the Protara Territory of a therapeutic product comparable to the Existing Product. We are responsible, at our sole cost and expense, for the development and commercialization of the New Product in the Protara Territory.

On July 14, 2020, we and Chugai Pharmaceutical entered into an amendment of the Chugai Agreement, or the Chugai Amendment, with an effective date as of June 30, 2020. The Chugai Amendment extends the date through which Chugai will exclusively provide the Existing Product and materials to us from June 30, 2020 to June 30, 2021, extends the date through which Chugai will not provide materials or technical support to any third-party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date (extended to June 17, 2030), and provides for further such extensions on the occurrence of certain events and milestones. The Chugai Amendment also provides that, in addition to the designated fee payable upon the initial indication approval in the Chugai Agreement described below, we will pay Chugai a designated fee in the low, single digit millions for each additional indication approval.

As consideration for Chugai Pharmaceutical’s performance under the Chugai Agreement, we agreed to pay Chugai Pharmaceutical a payment in the low, single-digit millions, which will be made in two installments with an initial payment made in July 2020, and the remaining majority of the total amount will be payable upon FDA approval of the New Product.

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

The Chugai Agreement will remain in full force and effect until the first anniversary of the date of FDA approval of the New Product, unless terminated sooner, or the Chugai Term. Following the Chugai Service Period and during the Chugai Term, Chugai Pharmaceutical may terminate the Chugai Agreement, in whole or in part, without cause, by providing us 90 days prior written notice. Following such termination, we would maintain exclusive access to Chugai Materials, subject to the termination clauses outlined below. We may terminate the Chugai Agreement, in whole only, by providing Chugai Pharmaceutical 90 days’ prior written notice if (i) we decide to discontinue the New Product development; (ii) we decide that the FDA’s requirements for the New Product are not likely to be met; or (iii) the FDA identifies a safety issue regarding the New Product.

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

In the event that we undergo a change of control, Chugai Pharmaceutical may terminate the Chugai Agreement upon 90 days’ written notice to us, absent a written pledge by the new controlling party of its agreement to fulfill and undertake all obligations of ours and to be bound by the Chugai Agreement.

Sponsored Research and License Agreement

On November 28, 2018, we entered into a sponsored research and license agreement, or the Research Agreement, with The University of Iowa, or the University, pursuant to which the University will provide access to certain program data related to Chugai Pharmaceutical’s OK-432 and will assist us in conducting certain clinical studies. As consideration for the University’s performance under the Research Agreement, we will pay the University $30,000 per year in funding for the project, taking into consideration the time spent by University employees required for the Project. The parties also agree to discuss in good faith potential additional funding required for completion of the project pursuant to the Research Agreement as applicable and necessary. In addition, within 45 days of approval of the TARA-002 BLA by the FDA, we will pay a one-time approval milestone to the University, the amount of which depends on the usefulness of the program data in TARA-002’s BLA filing, and the milestone amount will range from $0 to $1 million. We will also be responsible for certain tiered royalties on annual net sales of products for the indication, which royalty rates are in the low single digit percentages. These royalty rates are also subject to a reduction in the event that regulatory authorities determine that the program data is not sufficient for regulatory approval on its own and additional pediatric efficacy and safety clinical studies are required. In the event that the annual net sales surpass certain dollar amount thresholds, we will need to make certain additional milestone payments following the close of the calendar quarter in which each milestone is reached, with the payments ranging from $62,500 to $125,000.

We may terminate the Research Agreement upon 30 days’ prior written notice to the University. Either party may terminate the project under the Research Agreement and all commitments and obligations with respect thereto upon 30 days’ prior written notice to the other party. In the event of any termination of the project under the Research Agreement by the University, (a) the University agrees to complete certain phases of the project and (b) we will continue to provide annual funding until the completion of the second phase of the project. Upon termination of the project by us, the Agreement will terminate and we will reassign to the University the IND for LMs.

Choline License Agreement

On September 27, 2017, we entered into a choline license agreement, or the Choline Agreement, with Alan L. Buchman, M.D., pursuant to which Dr. Buchman granted us an exclusive, worldwide, non-transferable license in and to certain licensed orphan designations, a certain licensed IND, certain existing study data and certain licensed know-how to develop, make, use, sell, offer for sale and import the licensed product during the term of the Choline Agreement. We are solely responsible for all fees and expenses under the Choline Agreement, including all due diligence obligations, regulatory authority fees, attorney fees and consulting fees. During the term of the Choline Agreement, Dr. Buchman may not work with any third parties on any product competing with the licensed product. In consideration for the rights and licenses granted under the Agreement, we made an initial upfront payment of $50,000 to Dr. Buchman.

Certain milestone and royalty payments may also be payable to Dr. Buchman. Pursuant to the Choline Agreement, we paid Dr. Buchman $50,000 in October 2019 because we had not received at least $5 million in working capital from any source or in any manner as of October 15, 2019. We then paid Dr. Buchman a $550,000 milestone in January 2020 following our receipt of at least $5 million in working capital.

Regardless of whether development or commercialization is undertaken by us under the Choline Agreement, commencing in November 2022 and during the term of the Choline Agreement, we will pay Dr. Buchman a minimum annual royalty that ranges from $25,000 to $75,000.

We owe Dr. Buchman sales royalties based on aggregate net sales of IV Choline Chloride in each calendar quarter, with the royalty rates ranging from 5.0% to 10.5% of net sales. In the event of development or commercialization activity by any sublicensees, we also agreed to pay Dr. Buchman a royalty in the mid-single digit percentage of (i) net cash receipts, after payment of taxes, received by us from sublicensees for their sales of licensed products and (ii) any other consideration received by us from such sublicensees; in each case, including a fair monetary value for any transaction that is not a bona fide arms-length transaction or that is for consideration other than monetary. Further, in the event of a sale or transfer of a priority review voucher regarding the license product, regardless of whether any development or commercialization activity is undertaken by us or our sublicensees, we agreed to pay Dr. Buchman a milestone payment representing the mid-single digit percentage of (i) net cash receipts, after payment of taxes and (ii) any other consideration; in each case, received by us, our affiliates, or our sublicensees, including a fair monetary value for any transaction that is not a bona fide arms-length transaction or that is for consideration other than monetary.

We will also pay Dr. Buchman up to $775,000 in additional milestone payments upon the achievement of various regulatory approval milestones.

The Choline Agreement will remain in full force and effect until the last sale of the licensed product under the Choline Agreement. After we received the FDA’s written minutes from the initial FDA meeting concerning the development of the first licensed product for one or more of the licensed indications, we paid an additional payment of $100,000 to Dr. Buchman and elected not terminate the Choline Agreement at that time. The Choline Agreement may be terminated by Dr. Buchman if, following regulatory approval of a licensed product, we have not made our first sale of a licensed product within such country within a specified time period. We may terminate the Choline Agreement for convenience upon 90 days’ prior written notice to Dr. Buchman. Dr. Buchman may terminate the Choline Agreement for non-payment of any payment due that has not been cured. Either party may terminate the Choline Agreement if the other party is in material breach and has not cured such breach within 60 days’ notice. In addition, Dr. Buchman may terminate the Choline Agreement upon 60 days’ prior written notice if (a) we cease or threaten to cease to carry on our business; (b) a petition or resolution for the making of an administration order or for the bankruptcy, winding-up or dissolution of us is presented or passed; (c) we file a voluntary petition in bankruptcy or insolvency; (d) a receiver or administrator takes possession of our assets or (e) any similar procedure is commenced against us in the United States.

License Agreement

On December 22, 2017, we entered into a license agreement, or the License Agreement, with The Feinstein Institute for Medical Research, a not-for-profit corporation organized and existing under the laws of New York, or the Institute. The Institute owns, by assignment, a U.S. patent related to the treatment of fatty liver disease in humans. Pursuant to the License Agreement, the Institute granted us an exclusive, worldwide license, with the right to grant sublicenses to non-affiliate third parties, to develop, make, have made, use, sell, offer for sale and import certain products for use in the field of fatty liver disease in humans receiving total parenteral nutrition, by administering, as monotherapy, a pharmaceutical composition comprising intravenous choline, wherein the fatty liver disease is selected from IFALD, non-alcoholic fatty liver, non-alcoholic steatohepatitis, or NASH, NASH-associated liver fibrosis, or non-alcoholic cirrhosis. Notwithstanding the exclusive rights granted to us, the Institute will retain the right to make, use and practice such patents in its own laboratories solely for non-commercial scientific purposes and for continued non-commercial research.

As consideration for the license grant, we agreed to pay the Institute tiered royalties of between 1.0% and 1.5% of all net sales. In addition, we agreed to pay the Institute a low double digit percentage of net proceeds resulting from agreements entered into within two years from the effective date of the License Agreement and a mid-single digit percentage of net proceeds resulting from agreements entered into thereafter. We also agreed to make certain license maintenance payments of $15,000 beginning on the second anniversary of the effective date of the License Agreement and continuing upon every anniversary thereafter until the first commercial sale of a licensed product. Beginning on the first anniversary of the effective date of the License Agreement after the first commercial sale of a licensed product and every anniversary of the effective date of the License Agreement thereafter, we will pay the Institute $30,000 as a license maintenance fee. Such license maintenance fees are non-refundable but are creditable against future royalty payments due to the Institute during the 12-month period following each such anniversary.

We agreed to make certain one-time milestone payments in the aggregate amount of $375,000 upon the achievement of certain regulatory approval milestones, of which $100,000 was paid on January 28, 2020 upon us having consummated the Private Placements.

Unless terminated earlier, the License Agreement will expire upon the expiration of the last to expire patent under the License Agreement. We may terminate the License Agreement by giving the Institute 60 days’ prior notice. Either party may terminate the License Agreement in the event of a default or breach by the other party that has not been cured within 60 days of such notice. If we (i) make an assignment for the benefit of creditors or if proceedings for a voluntary bankruptcy are instituted on our behalf; (ii) are declared bankrupt or insolvent or (iii) are convicted of a felony relating to the manufacture, use or sale of the licensed products or a felony relating to moral turpitude, the Institute may terminate the License Agreement.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that it may require to develop or commercialize our future technology may have a material adverse impact on it. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

IV Choline Chloride:

With respect to IV Choline Chloride, we have acquired an exclusive, worldwide license to U.S. Patent 8,865,641 B2 from the Feinstein Institute for Medical Research providing protection in the United States until 2035. The patent applies to a method of treating a fatty liver disease in a subject. In particular, the method comprises administering to the subject an effective amount of a cholinergic pathway stimulating agent, wherein the fatty liver disease is selected from non-alcoholic fatty liver, alcoholic fatty liver, NASH, alcoholic steatohepatitis, or ASH, NASH-associated liver fibrosis, ASH-associated liver fibrosis, non-alcoholic cirrhosis and alcoholic cirrhosis. In addition, in April 2022, the USPTO issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041. We would expect to list such patent in the FDA’s Orange Book List of Approved Drug Products with Therapeutic Equivalence Evaluations if IV Choline Chloride is approved by the FDA for the treatment of IFALD.

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

The CDMOs that we partner with have the capability to produce clinical supply required for clinical trials, as well as support commercial scale-up activities for both products.

We manufacture TARA-002 using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a CDMO to manufacture TARA-002.

Both TARA-002 and IV Choline Chloride are or will be manufactured in the United States. The starting materials for TARA-002 were provided to us pursuant to an agreement with Chugai Pharmaceutical. The regulatory starting materials for IV Choline Chloride are available commercially.

Sales and Marketing

We plan to become a fully-integrated commercial biopharmaceutical company pursuing our mission of supporting and improving the lives of patients suffering from cancer and rare diseases.

If approved by the FDA, we plan to commercialize both of our current product candidates in the United States first and then in other geographies. As we advance TARA-002 and IV Choline Chloride through our respective clinical development programs, we plan to grow our commercial organization in support of anticipated product launches.

Competition

The process for commercialization of new drugs is very competitive, and we could potentially face worldwide competition from other pharmaceutical companies, biotechnology companies and ultimately generic or biosimilar products. Our potential competitors may develop or market therapies that are available sooner, more clinically effective, safer or less expensive than any therapeutic products we develop. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing.

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, based on the prevalence of the disease, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs.

There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral and topical formulations of various agents for the treatment of LMs including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development.

TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co., Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar and Ferring B.V.’s Adstiladrin. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, Sesen Bio, Inc.’s Vicineum, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto,and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity Pharmaceuticals, Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Theralase Technologies Inc., Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co., Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 trials may be made a condition to approval of the NDA or BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Application Submission, Review and Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

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

There remain legal and political challenges to certain aspects of the Affordable Care Act. Starting in January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, the 2020 federal spending package permanently eliminated the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Under current legislation, the actual reduction in Medicare payments varied from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which also was delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, and was effective as of January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that rescinded the MFN model interim final rule. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, contains substantial drug pricing reforms that will reduce drug spending by the federal government. For example, the Inflation Reduction Act of 2022 limits the prices paid by Medicare for various prescription drugs and requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. Although the effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known, the Inflation Reduction Act of 2022 could affect the prices we can charge and the reimbursement we can receive for our product candidates, if approved, thereby reducing our profitability. We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

Employees

As of December 31, 2022, we had 25 employees, all of whom were full-time employees. As of December 31, 2022, 13 of our employees were engaged in research and development activities and 12 of our employees were engaged in business development, legal, finance, market development, information systems, facilities, human resources or administrative support. As of December 31, 2022, all of our employees were located in the United States. None of our United States employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.

COVID-19 and Related Macroeconomic Conditions

The COVID-19 pandemic and related macroeconomic conditions, such as supply chain shortages, inflation and economic volatility have, and may continue to have, an impact on our results of operations. We will continue to monitor whether such conditions would have a material impact on our operations, liquidity and capital resources. Further, rising inflation has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock. See “—Risks Related to Our Financial Condition” below.

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

We expect to incur significant expenses and significant losses for the foreseeable future and may never generate revenue or achieve or maintain profitability.

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

The effects of the COVID-19 pandemic and resulting macroeconomic factors could materially and adversely impact our business, including our clinical development plans and non-clinical research.

Following the COVID-19 pandemic and associated health and safety measures imposed from time to time to contain the continue globally, we have and, in the event of a resurgence of the pandemic or the onset of another public health crisis, may again experience disruptions that could severely impact our business, including but not limited to delays or difficulties in clinical trial site operations and in the enrollment, scheduling and retention of patients in our clinical trials; interruption of key manufacturing, research and clinical development and other activities; and delays or difficulties conducting and completing non-clinical studies.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

In addition, macroeconomic factors, including supply chain disruptions, rising inflation and resulting increases in interest rates, which are, in part, tied to the lasting impacts of the COVID-19 pandemic, have and will continue to have an impact on our operations.

To the extent the impacts of the COVID-19 pandemic adversely affect our business and results of operations, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to conduct the costly and time-consuming preclinical studies and clinical trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of TARA-002 and IV Choline Chloride in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests and divert our management’s focus on achieving our business objectives. As a result of economic conditions, general global economic uncertainty, U.S. and foreign political conditions, and other factors, including the effects of the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, because the COVID-19 pandemic has at times significantly disrupted financial markets, it may limit our ability to access capital, which could in the future negatively affect our liquidity. Further, rising inflation has, in part, caused a disruption in the capital markets and an increase in interest rates, which may lead to a recession or market correction that could impact our access to capital, increase the cost of capital, and could in the future negatively affect our liquidity. A recession or market correction, inflation and/or further increases in interest rates could materially affect our business and the value of our common stock.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states and localities will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” which is generally defined as a greater than 50% change in its equity ownership value over a six-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post- change income or taxes may be limited. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

Risks Related to Drug/Biologics Development and Commercialization

Our business depends on the successful clinical development and regulatory approval of our product candidates, including TARA-002 and IV Choline Chloride.

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development and regulatory approval of our product candidates, including of TARA-002 and IV Choline Chloride. The clinical success of TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of TARA-002 in NMIBC and our planned Phase 2 clinical trial of TARA-002 in LMs, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride; and

●	the existence of a regulatory environment conducive to the successful development of TARA-002 and IV Choline Chloride.

If any one of these factors is not present, many of which are beyond our control, we could experience significant delays or an inability to obtain regulatory approval of TARA-002 or IV Choline Chloride.

 Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could increase our costs or necessitate the abandonment or limitation of the development of the product candidate.

We have never completed a clinical trial or made a BLA or NDA submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in clinical trials or planned regulatory submissions would prevent us from, or delay us, in obtaining regulatory approval of and commercializing TARA-002 or IV Choline Chloride, which would adversely impact our financial performance.

We rely and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.

We rely and expect to continue to rely on third-party CROs, to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and studies and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and cGCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and record-keeping for drug and biologic products. These CROs and other third parties have and will continue to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with cGCP and cGLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these cGCP and cGLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP and cGLP requirements, or reveal non-compliance from an audit or inspection, including due to COVID-19 and related health and safety measures and business closures and disruptions, or if the same prevents the FDA or comparable foreign regulatory authorities from conducting inspections or other regulatory activities, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies comply with applicable cGCP and cGLP requirements. In addition, our clinical trials generally must be conducted with product candidate produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more patient data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary, interim, or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. Accordingly, preliminary, interim, and topline data should be viewed with caution until the final data are available.

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

TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs and it is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

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

The commercial success of both TARA-002 and IV Choline Chloride, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and neither may be commercially successful even though the product is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, and successful commercialization will depend on a number of factors, including but not limited to:

●	patient demand for approved products that treat the indication for which a product is approved;

●	the effectiveness of the product compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;

●	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;

●	in the case of TARA-002 for LMs, overcoming physician or patient biases toward alternative treatments for LMs;

●	insurers’ willingness to see the applicable indication as a disease worth treating;

●	proper administration;

●	patient satisfaction with the results, administration and overall treatment experience;

●	the ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if either is approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride;

●	patient demand for approved products that treat the indication for which a product is approved;

●	limitations or contraindications, warnings, precautions or approved indications for use different than those sought by us that are contained in the final FDA-approved labeling for the applicable product;

●	any FDA requirement to undertake a Risk Evaluation and Mitigation Strategy;

●	the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;

●	adverse publicity about a product or favorable publicity about competitive products;

●	new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

●	potential product liability claims or other product-related litigation.

If either TARA-002 or IV Choline Chloride is approved for use but fails to achieve the broad degree of physician and patient adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Further, even if regulatory approvals are obtained, we may never be able to successfully commercialize TARA-002 or IV Choline Chloride, or the FDA or comparable foreign regulatory authorities may require labeling changes or impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of TARA-002 or IV Choline Chloride to continue our business.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co. Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, Sesen Bio, Inc.’s Vicineum, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto,and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Theralase Technologies Inc., Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc..

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

Pursuant to an agreement with Chugai Pharmaceutical dated June 17, 2019, as amended on July 14, 2020 (effective as of June 30, 2020), Chugai Pharmaceutical agreed to provide us with exclusive access to the starting material necessary to manufacture TARA-002 as well as technical support necessary for us to develop and commercialize TARA-002 anywhere in the world other than Japan and Taiwan. However, this agreement does not prevent Chugai from providing such materials and support to any third-party for medical, compassionate use and/or non-commercial research purposes and this agreement is exclusive only through June 17, 2030 or, the earlier termination of the agreement by either party. Once our rights to the materials and technology necessary to manufacture, develop and commercialize TARA-002 are not exclusive, third parties, including those with greater expertise and greater resources, could obtain such materials and technology and develop a competing therapy, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Even if we obtain regulatory approval to begin commercializing any of our products, we would remain subject to ongoing regulatory review, which could subsequently result in a suspension or termination of sale of these products.

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

We face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless, gross or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; anticorruption laws, anti-kickback and Medicare/Medicaid rules, or laws that require the true, complete and accurate reporting of financial information or data, books and records. If any such or similar actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative and punitive penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, debarments, contractual damages, imprisonment, reputational harm, diminished profits and future earnings, injunctions, and curtailment or cessation of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, and was effective as of January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS could take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, contains substantial drug pricing reforms that will reduce drug spending by the federal government. For example, the Inflation Reduction Act of 2022 limits the prices paid by Medicare for various prescription drugs and requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. Although the effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known, the Inflation Reduction Act of 2022 could affect the prices we can charge and the reimbursement we can receive for our product candidates, if approved, thereby reducing our profitability. We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

We are subject to strict healthcare laws, regulation and enforcement, and our failure to comply with those laws could adversely affect our business, operations and financial condition.

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

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on CDMOs to fulfill our clinical and commercial supply of TARA-002. The process of manufacturing biologics is complex, highly regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMP, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMP, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for TARA-002 or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Scaling up a biologic manufacturing process is a difficult and uncertain task, and any CDMO we contract may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely meet product demand.

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

Our office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we are expanding our clinical development of TARA-002 in NMBIC to clinical trial sites outside the United States, including potentially in Ukraine and in other countries in Europe and Asia and may expand to other geographies. If political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients at such sites could be disrupted by geopolitical events, including civil or political unrest, such as the current ongoing conflict between Russia and Ukraine. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the research, development, regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

Risks Related to Our Common Stock

We expect our stock price to be highly volatile.

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2022 to December 31, 2022 has ranged from a low of $2.43 to a high of $6.90. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

●	the results of current and any future clinical trials of TARA-002 or IV Choline Chloride and any clinical trial failure, including any failure resulting from difficulties or delays in identifying patients, enrolling patients, retaining patients, meeting specific trial endpoints or completing and timely reporting the results of any trial;

●	our ability to obtain regulatory approvals for TARA-002, IV Choline Chloride or future product candidates, and delays of, or failures to obtain such approvals;

●	the failure of TARA-002 or IV Choline Chloride or future product candidates, if approved, to achieve commercial success;

●	the effects of the COVID-19 pandemic or any other public health crisis;

●	potential side effects associated with TARA-002 or IV Choline Chloride or future product candidates;

●	issues in manufacturing, or the inability to obtain adequate supply of, TARA-002, IV Choline Chloride or future product candidates;

●	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;

●	the initiation of, material developments in, or conclusion of, any litigation or other actions to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;

●	announcements of any dilutive equity financings;

●	inability to obtain additional funding;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts;

●	the loss of key employees;

●	changes in laws or regulations application to TARA-002 or IV Choline Chloride or future product candidates; and

●	sales of our common stock by us, our insiders or our other stockholders.

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

We expect the rules and regulations applicable to public companies will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our executive officers and other personnel will need to continue to devote substantial time to managing operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it expensive for us to operate our business.

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

We qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as certain simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Comparatively reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for our investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive due to our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100 million and we have a public float of less than $700 million.

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

Risk Related to Our Ownership Structure and Governance

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our business more difficult and may prevent attempts by our stockholders to replace or remove management.

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

Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. We may also be the subject of server malfunction, software or hardware failures, loss of data or other computer assets, and other similar issues. A significant portion of our workforce and third-party partners work remotely from time to time, and reliance on remote working technologies and the prevalent use of mobile devices that access confidential and personal data information increase the risk of Security Incidents, which could lead to the loss confidential information, personal data, trade secrets or other intellectual property.

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

Applicable Data Protection Requirements (as defined below) may require us to notify relevant stakeholders of Security Incidents, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could materially adversely affect our business, financial condition, operating results and prospects.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Requirements related to information security or Security Incidents.

We cannot be sure that our insurance coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our Processing operations, privacy and security practices, or Security Incidents we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could materially adversely affect our business, financial condition, operating results and prospects.

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

The CCPA requires covered businesses that process personal data of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of the sale of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. Further, the new California Privacy Rights Act, or CPRA, substantially expands the CCPA’s requirements effective January 1, 2023. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA and the CPRA, the CCPA and the CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The federal government is also considering comprehensive privacy legislation.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

As of December 31, 2022, we leased approximately 10,252 square feet of space for our headquarters in New York, New York under an agreement that expires in May 2028. We leased 10,098 square feet for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Our common stock

As of March 3, 2023, there were 11,306,753 shares of common stock outstanding held by approximately 20 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held in street name by brokers and other nominees.

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

Overview

We are a New York City based clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. We were founded on the principle of applying modern scientific, regulatory or manufacturing advancements to established mechanisms in order to create new development opportunities. We prioritize creativity, diverse perspectives, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan and Taiwan for LMs and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and are exploring its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

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

We are conducting a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with carcinoma in situ, or CIS and high-grade papillary tumors (Ta), known as the ADVANCED-1 trial. In the initial dose escalation phase, or Phase 1a portion of the trial, patients receive six weekly intravesical doses of TARA-002. The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. The trial is ongoing and we expect data from the Phase 1a portion of the trial in the second quarter of 2023. In addition, we continue to conduct pre-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. We use pre-clinical data to help us define other cancer targets for TARA-002 both within the urothelial cancer space and other types of cancer affecting different parts of the body.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs and in May 2022 the European Medicines Agency granted orphan drug designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an IND for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. The FDA continues to provide us with guidance regarding a development path for TARA-002 in LMs. We received feedback from the Vaccines Division on the protocol for our proposed Phase 2 clinical trial evaluating TARA-002 in LMs. In the second half of 2023 we expect to initiate this Phase 2 single arm, open-label clinical trial to evaluate the safety and efficacy of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs. The trial design includes a safety lead-in phase followed by an expansion phase. We are conducting trial preparation activities and have identified multiple trial sites.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. Following a positive end of Phase 2 meeting with the FDA, we received feedback on the design of the studies necessary to complete a registration package for IV Choline Chloride for the treatment of IFALD, including a Phase 1 pharmacokinetic, or PK, trial and a Phase 3 clinical trial. Prior to initiating these clinical trials, we are conducting a prevalence study to enhance understanding of the PN patient population and we plan to use this information to determine the next steps for the development program. In September 2021, we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently conducting the prospective part of the prevalence study, which is a multi-center, cross-sectional observational study to assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in patients dependent on PN. We expect to have results of the study in the third quarter of 2023. In April 2022, the USPTO issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041.

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

Since inception, we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of approximately $130.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2022, we had approximately $102.3 million in cash, cash equivalents, and marketable debt securities.

COVID-19 and Related Macroeconomic Conditions

The COVID-19 pandemic and related macroeconomic conditions, such as supply chain shortages, inflation and economic volatility have, and may continue to have, an impact on our results of operations. We will continue to monitor whether such conditions would have a material impact on our operations, liquidity and capital resources. Further, rising inflation has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

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

Goodwill

On January 9, 2020, in connection with the Merger, we separately valued the assets and liabilities acquired, and then determined goodwill as the residual of the purchase price less identified net assets. The carrying value of goodwill was $0.0 million and $29.5 million at December 31, 2022 and 2021, respectively.

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

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. We have determined that we operate as one reporting unit and have selected December 31 as the date to perform our annual impairment test. As of December 31, 2022, we elected to forego the qualitative screen and performed a quantitative annual goodwill impairment test for our single reporting unit.

As of December 31, 2022, our stock price and market capitalization declined approximately 60% from December 31, 2021. Although we believe this decline reflects the overall performance of similar life science companies with less than $250 million in market capitalizations, or microcap companies, we do not believe it reflects the progress made in advancing our product candidate pipeline. The life sciences sector, which includes pre-commercialization and therefore net operating loss generating companies, relies heavily on the capital markets to finance their operations and fund pre-clinical and clinical trials for their existing development programs. As a result of a shift in risk appetite in the overall financial markets, the availability of capital for life science companies decreased significantly in 2022. Industry reports highlight a decline of more than 50 percent in both the number of healthcare follow-on financings as well as the amount of capital raised in 2022 compared to 2021. These challenging financing conditions had a significantly negative impact on stock prices and respective market capitalizations, particularly for microcap companies. We consider the heightened financing risk that impacted the life sciences sector during 2022 to be one of the key macroeconomic factors that led to a sustained decrease in our stock price and market capitalization leading up to our annual goodwill impairment assessment date in late 2022.

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

The discount rate used in the DCF analysis is intended to reflect the risks inherent in the expected future cash flows of the respective programs within our portfolio. Assumptions used in the DCF analysis, including the discount rate, are assessed based on our current results and forecasted future performance, as well as macroeconomic and industry specific factors, including the aforementioned market factors influenced by financing risk discussed above.

We determined the estimated fair value of our single reporting unit by utilizing a discount rate of 36%, which reflects these market factors. Based upon this discount rate, the fair value of our single reporting unit was below its carrying value by an amount greater than the carrying value of goodwill, and we recorded an impairment charge of $29.5 million in the fourth quarter of 2022 to fully write off the goodwill.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be recorded. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021(in thousands):

	Year Ended December 31,		Period -to- Period
	2022	2021	Change

Operating expenses:
Research and development	$16,808	$21,088	$(4,280)
General and administrative	20,737	26,401	(5,664)
Loss on impairment of goodwill	29,517	-	29,517
Total operating expenses	67,062	47,489	19,573
Loss from operations	(67,062)	(47,489)	(19,573)
Other income (expense), net:
Interest and investment income	1,110	237	873
Other income (expense), net	1,110	237	873
Net Loss	$(65,952)	$(47,252)	$(18,700)

Research and Development Expenses. During the year ended December 31, 2022, our research and development expenses were approximately $16.8 million which represented a decrease of approximately $4.3 million as compared to the year ended December 31, 2021. This decrease was primarily due to a decrease of $2.3 million for clinical manufacturing activities associated with TARA-002 due to higher production costs in 2021 as we were preparing for clinical trials, a decrease of $1.5 million of non-clinical and regulatory expenses associated with TARA-002, and a decrease of $1.4 million in clinical manufacturing expenses associated with the prospective IV Choline Chloride study. This was partially offset by an increase of $1.2 million of clinical expenses associated with TARA-002.

General and Administrative Expenses. During the year ended December 31, 2022, our general and administrative expenses were approximately $20.7 million which represented a decrease of approximately $5.6 million as compared to the year ended December 31, 2021. The decrease was primarily due to a decrease of $3.8 million in stock-based compensation and a decrease of $1.8 million in expenses related to a reduction in market development activities.

Loss on impairment of goodwill. During the year ended December 31, 2022, we recorded a non-cash impairment charge of $29.5 million. There was no impairment charge during the year ended December 31, 2021.

Other Income (Expense), Net. During the year ended December 31, 2022, interest and investment income was approximately $1.1 million which represented an increase of approximately $0.9 million as compared to the year ended December 31, 2021. The increase was due to an increase of $0.9 in interest earned on investments in marketable debt securities.

Liquidity and Capital Resources

Overview

As of December 31, 2022 and 2021, our cash, cash equivalents, and marketable debt securities were $102.3 million and $130.7 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $66.0 million and $47.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had working capital of approximately $80.4 million and stockholder’s equity of approximately $102.1 million. During the year ended December 31, 2022, cash flows used in operating activities were approximately $26.5 million, consisting primarily of a net loss of approximately $66.0 million, which includes non-cash activities such as approximately $29.5 million in impairment loss on goodwill and $6.7 million in stock-based compensation charges. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements and underwritten offerings.

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

We believe that our current financial resources, as of the date of the issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are sufficient to satisfy our estimated liquidity needs for at least twelve months.

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Specifically, rising inflation, which is in part, tied to the impacts of the COVID-19 pandemic and resulting supply chain disruptions, has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock. Further, recent rises in interest rates have had and may continue to have a negative effect on market prices for common stock of pharmaceutical companies that have no current or near-term revenue. Further increases in interest rates, which have been implemented and may be further implemented to counteract inflationary pressures, may continue to exacerbate this issue.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,		Period-to- Period
	2022	2021	Change

Net cash used in operating activities	$(26,457)	$(34,502)	$8,045
Net cash provided by/(used in) investing activities	14,950	(98,194)	113,144
Net cash provided by/(used in) financing activities	(90)	(228)	138
Net increase/(decrease) in cash and cash equivalents, and restricted cash	$(11,597)	$(132,924)	121,327

Comparison of the Years Ended December 31, 2022 and 2021

Net cash used in operating activities was approximately $26.5 million for the year ended December 31, 2022 compared to approximately $34.5 million for the year ended December 31, 2021. The decrease in cash used in operating activities of approximately $8.0 million was primarily driven by a decrease in net loss of approximately $18.7 million, which was partially offset by a $3.8 million decrease in non-cash items including stock-based compensation, right-of-use asset, and amortization of premium on marketable debt securities. There was an increase in working capital of $1.1 million, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers.

Net cash provided by investing activities was approximately $15.0 million for the year ended December 31, 2022 compared to net cash used in investing activities of approximately $98.2 million for the year ended December 31, 2021. The change of $113.1 million resulted primarily from purchase of marketable debt securities of $43.6 million for the year ended December 31, 2022 as compared to $124.7 million for the year ended December 31, 2021 and from proceeds from maturity and redemption of marketable debt securities of $58.6 million for the year ended December 31, 2022 as compared to $27.2 million for the year ended December 31, 2021.

Net cash used in financing activities was approximately $0.1 million for the year ended December 31, 2022 compared to net cash provided by financing activities of $0.2 million for the year ended December 31, 2021. The decrease of approximately $0.1 million was driven by the reduction in stock price of the shares repurchased in connection with the settlement of restricted stock units for the year ended December 31, 2022.

Contractual and Other Obligations

Operating lease obligations

Our operating lease obligations primarily consist of lease payments on our corporate headquarters in New York, New York, as well as lease payments for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America which are described in further detail in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2022 are $1.3 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2022 are $6.4 million.

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

Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into research, development and commercialization agreements. We have not included these commitments on our consolidated balance sheet for the periods presented because the achievement and timing of these milestones is not fixed and determinable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

No disclosure required.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2017). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2023 (our “Proxy Statement”) and is incorporated in this report by reference.

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

1. The following financial statements of Protara Therapeutics, Inc. and Report of Ernst & Young LLP, Independent Register Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 23, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2019, and incorporated herein by reference).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Amendment No. 2 to Form S-4 as filed on December 4, 2019, and incorporated herein by reference).
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
3.6+	Composite Amended and Restated Certificate of Incorporation of the Registrant
3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021).
4.3	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.1†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).
10.2†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.3	Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.4	Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.5†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).
10.6**	Subscription Agreement, dated September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.7**	First Amendment to Subscription Agreement, dated November 19, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 99.12 to the Registrant’s Registration Statement on Form S-4).
10.8†	Amended and Restated 2014 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2020).
10.9†	Forms of Stock Option Agreement, Option Exercise, Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Amended and Restated 2014 Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K on form 10-K for the fiscal year ended December 31, 2019 filed on March 20, 2020).
10.10†	2017 Equity Incentive Plan of ArTara Subsidiary, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.11†	Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.12†	Form of Stock Option Grant Notice and Stock Option Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.13†	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.14†	Executive Employment Agreement, dated as of November 5, 2019, as amended on December 4, 2019, by and between ArTara Subsidiary, Inc. and Jesse Shefferman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.15†	Executive Employment Agreement, dated as of December 17, 2019, by and between ArTara Subsidiary, Inc. and Jacqueline Zummo, Ph.D., MPH, MBA. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.16†	Executive Employment Agreement, effective as of January 10, 2022, by and between the Registrant and Jathin Bandari, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022).
10.17†+	Executive Employment Agreement, effective as of January 30, 2023 by and between the Registrant and Patrick Fabbio.
10.18††	Choline License Agreement, by and between ArTara Subsidiary, Inc. and Alan L. Buchman, M.D. dated as of September 27, 2017. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.19††	Sponsored Research and License Agreement, by and between ArTara Subsidiary, Inc. and The University of Iowa dated as of November 28, 2018. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.20††	License Agreement, by and between ArTara Subsidiary, Inc. and The Feinstein Institute for Medical Research dated as of December 22, 2017. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

10.21 ††	Agreement, by and between ArTara Subsidiary, Inc. and Chugai Pharmaceutical Co., Ltd. dated as of June 17, 2019. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.22 ††	Amendment to Agreement, by and between Chugai Pharmaceutical Co., Ltd. and the Registrant, dated as of July 14, 2020 and effective as of June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).
10.23 †	Form of Indemnity Agreement between the Registrant and each of its directors and officers. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.24 †	Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022).
10.25 †† **	Lease by and between 345 PAS HOLDING LLC, and the Registrant, dated as of December 7, 2020. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021)
10.26 †	Consulting Agreement, dated as of October 16, 2021, by and between the Company and Martín Sebastian Olivo, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2021).
10.27 †	Separation Agreement and Release, dated as of October 15, 2021, by and between the Company and Martín Sebastian Olivo, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2021.
10.28†	Executive Employment Agreement, effective as of February 11, 2020 by and between the Registrant and Blaine Davis (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2020).
10.29†	Separation Agreement and Release, dated as of June 20, 2022, by and between the Registrant and Blaine Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022).
21.1 +	List of Subsidiaries.
23.1 +	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1 +	Power of Attorney (Included in signature pages)
31.1 +	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) the notes to the Consolidated Financial Statements.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

†	Indicates management contract or compensatory plan or arrangement.

††	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information is of the type the Registrant customarily and actually treats as private or confidential.

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protara Therapeutics, Inc.

Date: March 8, 2023	/s/ JESSE SHEFFERMAN
Jesse Shefferman President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: March 8, 2023	/s/ PATRICK FABBIO
Patrick Fabbio Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jesse Shefferman and Patrick Fabbio his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESSE SHEFFERMAN	President and Chief Executive Officer and Director	March 8, 2023
Jesse Shefferman	(Principal Executive Officer)

/s/ PATRICK FABBIO	Chief Financial Officer	March 8, 2023
Patrick Fabbio	(Principal Financial Officer)

/s/ HANNAH FRY	Vice President, Controller	March 8, 2023
Hannah Fry	(Principal Accounting Officer)

/s/ LUKE BESHAR	Chairman of the Board of Directors	March 8, 2023
Luke Beshar

/s/ BARRY FLANNELLY, PHARM.D.	Director	March 8, 2023
Barry Flannelly, Pharm.D.

/s/ ROGER GARCEAU, M.D.	Director	March 8, 2023
Roger Garceau, M.D.

/s/ JANE HUANG, M.D.	Director	March 8, 2023
Jane Huang, M.D.

/s/ RICHARD LEVY, M.D.	Director	March 8, 2023
Richard Levy, M.D.

/s/ GREGORY P. SARGEN	Director	March 8, 2023
Gregory P. Sargen

/s/ CYNTHIA SMITH	Director	March 8, 2023
Cynthia Smith

/s/ MICHAEL SOLOMON, PH.D.	Director	March 8, 2023
Michael Solomon, Ph.D.

Protara Therapeutics, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protara Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

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

Valuation of Goodwill
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment as of December 31, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. As a result of the annual impairment test, the Company determined the estimated fair value of the reporting unit was less than the carrying value and recorded a non-cash goodwill impairment expense in the statements of operations and comprehensive loss of $29.5 million.

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

New York, New York

March 8, 2023

Protara Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$24,127	$35,724
Marketable debt securities	60,243	55,505
Prepaid expenses and other current assets	1,776	1,883
Total current assets	86,146	93,112
Restricted cash, non-current	745	745
Marketable debt securities, non-current	17,886	39,467
Property and equipment, net	1,592	1,719
Operating lease right-of-use asset	6,277	7,171
Goodwill	-	29,517
Other assets	644	865
Total assets	$113,290	$172,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,586	$954
Accrued expenses	3,237	2,489
Operating lease liability	917	855
Total current liabilities	5,740	4,298
Operating lease liability, non-current	5,467	6,384
Total liabilities	11,207	10,682
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 convertible preferred stock, 8,028 shares authorized at December 31, 2022 and 2021, respectively 8,027 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 11,267,389 and 11,235,731 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	11	11
Additional paid in capital	262,724	256,126
Accumulated deficit	(159,964)	(94,012)
Accumulated other comprehensive income (loss)	(688)	(211)
Total stockholders’ equity	102,083	161,914
Total liabilities and stockholders’ equity	$113,290	$172,596

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Operating expenses:
Research and development	$16,808	$21,088
General and administrative	20,737	26,401
Loss on impairment of goodwill	29,517	-
Total operating expenses	67,062	47,489
Loss from operations	(67,062)	(47,489)
Other income (expense), net
Interest and investment income	1,110	237
Other income (expense), net	1,110	237
Net loss	(65,952)	(47,252)

Net loss per share attributable to common stockholders, basic and diluted	$(5.86)	$(4.21)
Weighted average shares outstanding, basic and diluted	11,259,615	11,232,576
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable debt securities	(477)	(211)
Other comprehensive income (loss)	(477)	(211)
Comprehensive Loss	$(66,429)	$(47,463)

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	8,027	$-	11,211,840	$11	$245,992	$(46,760)	$-	$199,243
Settlement of restricted stock units	-	-	23,891	-	(228)	-	-	(228)
Stock-based compensation - restricted stock units	-	-	-	-	4,520	-	-	4,520
Stock-based compensation - stock options	-	-	-	-	5,842	-	-	5,842
Other comprehensive loss	-	-	-	-	-	-	(211)	(211)
Net loss	-	-	-	-	-	(47,252)	-	(47,252)
Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914
Settlement of restricted stock units	-	-	31,658	-	(90)	-	-	(90)
Stock-based compensation - restricted stock units	-	-	-	-	1,273	-	-	1,273
Stock-based compensation - stock options	-	-	-	-	5,415	-	-	5,415
Other comprehensive loss	-	-	-	-	-	-	(477)	(477)
Net loss	-	-	-	-	-	(65,952)	-	(65,952)
Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(65,952)	$(47,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	29,517	-
Stock based compensation	6,688	10,362
Operating lease right-of-use asset	1,366	1,050
Depreciation	248	117
Amortization of premium on marketable debt securities	1,137	1,737
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	265	(418)
Other assets	222	295
Accounts payable	631	40
Accrued expenses	748	576
Operating lease liabilities	(1,327)	(1,009)
Net cash used in operating activities	(26,457)	(34,502)

Cash flows from investing activities:
Purchase of marketable debt securities	(43,550)	(124,748)
Proceeds from maturity and redemption of marketable debt securities	58,620	27,150
Purchase of property and equipment	(120)	(596)
Net cash (used in)/provided by investing activities	14,950	(98,194)

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(90)	(228)
Net cash (used in)/provided by financing activities	(90)	(228)

Net (decrease)/increase in cash and cash equivalents and restricted cash	(11,597)	(132,924)
Cash and cash equivalents and restricted cash - beginning of year	36,469	169,393
Cash and cash equivalents and restricted cash - end of period	$24,872	$36,469

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1. Organization and Nature of the Business

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of lymphatic malformations, or LMs and non-muscle invasive bladder cancer, or NMIBC. The third program in the portfolio is Intravenous, or IV Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN who have intestinal failure associated liver disease, or IFALD.

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

In addition, concurrently with the execution of the Merger Agreement, Protara issued a private placement, whereby all of the outstanding shares of Protara Therapeutics, Inc.’s Series A Preferred Stock were converted into shares of Protara Therapeutics, Inc.’s common stock. Shares of the Company’s common stock commenced trading on The Nasdaq Capital Market under the new name and ticker symbol “TARA” as of market open on January 10, 2020.

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

Impact of the COVID-19 Pandemic

As a result of the impacts of the COVID-19 pandemic, the Company has experienced delays and may experience additional future delays that impact the business, research and development activities, the healthcare systems in which the Company operates and the global economy as a whole. Due to the continued impact of the COVID-19 pandemic, the Company is not able to estimate the ongoing effects on the Company’s results of operations, financial condition, or liquidity. The Company will continue to monitor the impact of the COVID-19 pandemic and its related macroeconomic effects closely including whether the effects would have a material impact on the Company’s operations, liquidity and capital resources.

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

Reclassification

Certain amounts in prior periods related to the classification of accrued expenses and income taxes have been reclassified to conform to current period presentation. These reclassifications to adjust prior period presentation had no impact on consolidated statements of operations and comprehensive loss or consolidated statements of cash flows.

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$24,127	$35,724
Restricted cash, non-current	745	745
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$24,872	$36,469

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

Marketable Debt Securities

The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The cost of securities sold is based on the specific identification method. Interest and dividends earned on securities are classified as available-for-sale are included in investment income.

The Company records investments at fair value with unrealized gains and losses recorded as a component of other comprehensive loss in the consolidated statements of operations and comprehensive loss until realized. Realized gains and losses are reflected in interest and investment income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of these investments.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consists principally of cash, cash equivalents, restricted cash, and marketable debt securities.

The Company currently invests its excess cash primarily in money market funds and high quality, investment grade marketable debt securities of corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

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

Goodwill

On January 9, 2020, in connection with the Merger, the Company separately valued the assets and liabilities acquired, and then determined goodwill as the residual of the purchase price less identified net assets, resulting in the initial recording of $29.5 million in goodwill.

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

As of December 31, 2022 and 2021, the Company elected to forego the qualitative screen and performed a quantitative annual goodwill impairment test for the reporting unit.

As of December 31, 2022, the Company’s stock price and market capitalization declined 60% from December 31, 2021, which reflects the overall decline of similar companies with less than $250 million in market capitalizations, or microcap companies. The life sciences sector, which includes pre-commercialization and therefore net operating loss generating companies, relies heavily on the capital markets to finance their operations and fund pre-clinical and clinical trials for their existing development programs. As a result of a shift in risk appetite in the overall financial markets, the availability of capital for life science sector companies decreased significantly in 2022. The challenging financing conditions had a negative impact on stock prices and respective market capitalizations, particularly for microcap companies. The Company considered the heightened financing risk that impacted the life sciences sector during 2022 to be one of the key macroeconomic factors that led to a sustained decrease in the Company’s stock price and market capitalization leading up to its annual goodwill impairment assessment date in late 2022. Based upon the results of our 2022 annual goodwill impairment test, the Company recorded a loss on impairment of goodwill of $29.5 million during the year ended December 31, 2022.

The following table provides a roll forward of the Company’s goodwill and accumulated impairment losses.

Goodwill
Goodwill, gross amount as of December 31, 2021	$29,517
Accumulated impairment loss, as of December 31, 2021	-
Goodwill as of December 31, 2021	29,517
Additions to goodwill	-
Loss on impairment	(29,517)
Goodwill as of December 31, 2022	$-

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

Interest and Investment Income

Investment income consists primarily of interest income, accretion income earned and amortization expense incurred and realized gains or losses related to our marketable debt securities and interest income related to cash, cash equivalents and restricted cash.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board, or the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company has evaluated the impact of the adoption of ASU 2016-13, and related updates, and has determined that the impact will not be material to its consolidated financial statements and disclosures.

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 11 and, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds(a)	$13,284	$-	$-	$13,284
Corporate bonds(a)	-	2,523	-	2,523
Restricted cash, non-current
Money market funds(b)	745	-	-	745
Marketable debt securities
Corporate bonds(c)	-	78,129	-	78,129
Total	$14,029	$80,652	$-	$94,681

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds(a)	$26,323	$-	$-	$26,323
Restricted cash, non-current
Money market funds(b)	745	-	-	745
Marketable debt securities
Corporate bonds(c)	-	94,972	-	94,972
Total	$27,068	$94,972	$-	$122,040

(a)	Money market funds and corporate debt securities with original maturities of 90 days or less are included within Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Restricted Money market funds are included within Restricted Cash, non-current in the Consolidated Balance Sheets.

(c)	Corporate debt securities with original maturities greater than 90 days are included within Marketable securities in the Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2022 and 2021 are carried at amounts that approximate fair value due to their short-term maturities.

Non-Recurring Fair Value Measurements

During the fourth quarter of 2022, the Company recorded a goodwill impairment loss of $29.5 million, refer to Note 2 for additional details on the impairment of goodwill. The fair value of our reporting unit was determined using an income approach based on discounted cash flows, or DCF. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several assumptions and estimates, including the amount and timing of expected future cash flows and appropriate discount rate to be applied. The expected cash flows used in the DCF analysis are based on our most recent internal long-range forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on industry benchmarks and forecasted growth rates. The discount rate used in the DCF analysis is intended to reflect the risks inherent in the expected future cash flows of the respective programs within our portfolio. The inputs to the DCF model are Level 3 valuation inputs.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	60,790	-	(547)	60,243
Corporate bonds - presented in marketable debt securities, non-current	18,027	-	(141)	17,886
Total	$78,817	$-	$(688)	$78,129

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$55,548	$-	$(43)	$55,505
Corporate bonds - presented in marketable debt securities, non-current	39,635	-	(168)	39,467
Total	$95,183	$-	$(211)	$94,972

The amount of realized gains and losses reclassified into earnings for the year ended December 31, 2022 was $17 included in investment income within the consolidated statements of operations and comprehensive loss. There were no sales of securities in the periods presented.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The contractual maturities of all securities held at December 31, 2022 was 16 months or less. Of the 34 securities in a loss position held by the Company, there were 16 securities in a continuous unrealized loss position for greater than twelve months at December 31, 2022. The total unrealized loss related to these securities was $358 and was not material. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. No other than temporary impairment loss has been recorded on the securities as of December 31, 2022, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities.

Interest and Investment Income

Interest and investment income consists of the following:

	December 31,
	2022	2021
Interest income	$2,230	$1,974
Accretion/(amortization) of discount/premium, net	(1,137)	(1,737)
Realized gain/(loss)	17	-
Total interest and investment income	$1,110	$237

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
Prepaid insurance	$288	$279
Prepaid research and development	569	684
Prepaid software	122	79
Accrued interest on marketable debt securities	486	634
Other prepaid expenses	184	173
Other current assets	127	34
Total	$1,776	$1,883

6. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
Computer equipment	$205	$175
Furniture, fixtures and other	352	352
Laboratory equipment	866	591
Leasehold improvements	553	224
Property and equipment not yet placed into service	99	613
Total property and equipment	2,075	1,955
Less: Accumulated depreciation	(483)	(236)
Total property and equipment, net	$1,592	$1,719

Depreciation expense was $247 and $117 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, $137 and $110 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, $36 and $81 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, 100% of the Company’s total property and equipment, net was attributable to the United States.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Employee Costs	$2,543	$1,801
Research and development costs	512	437
Other expenses	182	251
Total	$3,237	$2,489

8. Leases

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

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. The Office Lease and the CDMO leased spaces are included in operating lease ROU assets and operating lease liabilities. Cash paid for operating lease liabilities was $1,327 and $1,009 during the years ended December 31, 2022 and 2021, respectively, which is included in operating cash flows. The ROU asset obtained in exchange for operating lease liabilities related to the Office Lease was $6,549.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The components of lease expense were as follows:

	For the year ended December 31,
Lease expense	2022	2021
Operating lease expense	$1,366	$1,050
Short-term lease expense	3	102
Total	$1,369	$1,152

Variable lease expense for the years ended December 31, 2022 and 2021, respectively were not material.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2022	2021

Weighted-average discount rate	7.0%	7.0%
Weighted-average remaining lease term – operating lease (in months)	67	79

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s consolidated balance sheet as of December 31, 2022, was as follows:

For the year ending December 31:	Operating Lease Payments
2023	$1,327
2024	1,327
2025	1,395
2026	1,429
2027	1,429
Thereafter	805
Total future operating lease payments	7,712
Less: imputed interest	(1,328)
Present value of future minimum lease payments	$6,384

9. Commitments and Contingencies

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

During the years ended December 31, 2022 and 2021, the Company recorded research and development expense of $2 and $0, in connection with the Choline License Agreement.

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

During the years ended December 31, 2022 and 2021, the Company recorded research and development expense of $17 and $15, respectively, in connection with the Feinstein Agreement.

Sponsored Research and License Agreement

On November 28, 2018, the Company entered into a sponsored research and license agreement (the “Iowa Agreement”) with the University of Iowa. Pursuant to the Iowa Agreement, the University of Iowa, which is engaged in clinical research to improve the diagnosis and treatment of lymphangioma using a pharmaceutical product (OK-432), would assist the Company in collecting case reports, forms, source data, and safety data available to the University of Iowa in support of the development of the Company’s proprietary Streptococcus Pyogenes investigational product, TARA-002 for the LMs indication. During the term of the services, the Company would generally pay the University of Iowa thirty thousand dollars ($30) per year to fund the project, plus additional amounts upon the realization of certain milestones. More specifically, upon forty-five (45) days of an approval of TARA-002 by the FDA, the Company would pay up to $1,750 to the University of Iowa for meeting these milestones. Furthermore, the Company would pay the University of Iowa royalties of up to 1.75% for net sales ranging from $0 - $25,000, 2.25% for net sales ranging from $25,000 to $50,000, and 2.50% for net sales in excess of $50,000. Pursuant to the Iowa Agreement, the University of Iowa would be entitled to additional payments for the Company achieving annual net sales of product according to the milestones. For annual net sales of product up to $25,000: $62; for annual net sales of product of up to $50,000: $62; and for annual net sales of product of up to $100,000: $125.

Pursuant to the Iowa Agreement there were no research and development expenses recognized during the years ended December 31, 2022 and 2021.

Chugai Agreement

On June 17, 2019, the Company entered into an agreement (the “Chugai Pharmaceutical Agreement”) with Chugai Pharmaceutical Co., LTD (“Chugai”), a drug manufacturing firm with offices and operations in Japan. Pursuant to the Chugai Pharmaceutical Agreement, Chugai would help the Company in its goals to develop and commercialize a therapeutic product (the “New Product”) which is comparable to the Chugai existing therapeutic product (the “Existing Product”). In addition, the Company would be entitled to the use of Chugai materials and technical support as necessary. On July 14, 2020, the Company and Chugai entered into an amendment (the “Chugai Amendment”) to the Chugai Pharmaceutical Agreement, with an effective date of June 30, 2020. The Chugai Amendment extended the date through which Chugai will exclusively provide the Existing Product and materials to the Company from June 30, 2020 to June 30, 2021, extended the date through which Chugai will not provide materials or technical support to any third-party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date, and provides for further such extensions on the occurrence of certain events and milestones. The amendment further provides that, in addition to the designated fee provided upon the initial indication approval in the Chugai Pharmaceutical Agreement, the Company will pay Chugai a designated fee for each additional indication approval. The Company is obligated to Chugai for certain payments upon the completion of agreed upon milestones. As consideration for Chugai’s performance under the Chugai Pharmaceutical Agreement, the Company agreed to pay Chugai a payment in the low, single-digit millions related to such initial indication approval, which payment will be made in two installments with an initial payment in July 2020, and the remaining majority of the payment payable upon FDA approval of the New Product.

Pursuant to the agreement there were no research and development expenses recognized during the years ended December 31, 2022 and 2021.

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

10. Stockholders’ Equity

Common Stock

As of December 31, 2022, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,267,389 and 11,235,731 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance and 8,027 shares were issued and outstanding, respectively.

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

The terms of the Series 1 Convertible Preferred Stock provide that, in the event of a fundamental transaction (as such term is described in the certificate of designation of preferences, rights and limitations of series 1 convertible non-voting preferred stock), each share of Series 1 Convertible Preferred Stock outstanding will thereafter be convertible into the kind and amount of securities, cash and/or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of Series 1 Convertible Preferred Stock immediately prior to such fundamental transaction would have been entitled to receive pursuant to such fundamental transaction, provided that, if the value of the aggregate of such securities, cash and/or other property the which the holder of one share of Series 1 Convertible Preferred Stock would be entitled to upon conversion thereof would be less than the stated value, then each outstanding share of Series 1 Convertible Preferred Stock will instead be convertible into such kind of securities, cash and/or other property with an aggregate value equal to the stated value.

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

11. Stock-Based Compensation

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

As of December 31, 2022, 446,639 shares remain available to be issued under the 2020 Inducement Plan.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara, (a predecessor of the Company), its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Equity Incentive Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Equity Incentive Plan, or the Amended and Restated 2014 Plan. On July 31, 2017, the stockholders approved this amendment. On January 1, 2020, Protara Therapeutics, Inc. amended its Amended and Restated 2014 Equity Incentive Plan to increase the number of shares of stock available for issuance under the 2014 Equity Incentive Plan to 1,048,300 shares and made conforming changes and updates pursuant to Section 162(m) of the Code.

The Amended and Restated 2014 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The Amended and Restated 2014 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, by four percent of the Company’s common stock on the immediately preceding December 31, adjusted for the number of shares of the Company’s common stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for the Company’s common stock, or such lesser number of shares as determined by the Company’s Board of Directors.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

On January 1, 2022, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 840,181 shares to 1,238,785 shares. As of December 31, 2022, 603,218 shares remain available to be issued under the Amended 2014 Plan.

On January 1, 2023, pursuant to the Amended 2014 Plan’s annual evergreen feature, the number of shares authorized under the Amended 2014 Plan was increased by 861,933 shares to 1,465,151 shares available to be issued.

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

On January 1, 2022, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 32,062 shares. As of December 31, 2022, the authorized number of shares under the 2014 ESPP is 32,062 and the number of shares available for issuance is 32,062. During the years ended December 31, 2022 and 2021, no shares were issued under the 2014 ESPP.

On January 1, 2023, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 39,087 shares.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested 12/31/2021	96,201	$28.87
Granted	178,425	6.08
Forfeited	(26,400)	11.01
Vested	(51,388)	21.67
Non-vested 12/31/2022	196,838	$12.49

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of December 31, 2022, the unamortized value of RSUs was $1,412. As of December 31, 2022, the weighted average remaining amortization period was 1.53 years. As of December 31, 2022 and 2021, 289,500 and 286,918 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the year ended December 31, 2022, the Company issued 31,658 shares of the Company’s common stock from the net settlement of 48,806 RSUs. The Company paid $90 in connection with the net share settlement of these RSUs.

Stock Options

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Years Ended December 31,
	2022	2021
Exercise price	$ 2.77 - $ 6.90	$ 6.56 - $ 19.82
Dividend yield	0.00%	0.00%
Expected volatility	92.00% - 99.00%	89.00% - 98.00%
Risk-free interest rate	1.46% - 4.23%	0.45% - 1.33%
Expected life (in years)	5.27 - 6.08	5.27 - 6.08

The following table summarizes stock option activities for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding 12/31/2021	1,356,639	$20.51	8.59	$1
Granted	844,400	6.13	-	-
Exercised	-	-	-	-
Forfeited	(246,977)	15.35	-	-
Expired	(125,733)	25.40	-	-
Outstanding at December 31, 2022	1,828,329	$14.23	8.16	$-

Vested or expected to vest at December 31, 2022	1,828,329	$14.23	8.16	$-
Exercisable as of December, 31 2022	755,234	$18.71	7.50	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2022. The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0 as no options were exercised.

The weighted average grant date fair value per share of the options granted during the years ended December 31, 2022 and 2021 was $4.80 and $12.60, respectively. As of December 31, 2022, there was approximately $8,333 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.50 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Years Ended December 31,
	2022	2021
RSUs	$1,272	$4,520
Stock options	5,416	5,842
Total	$6,688	$10,362

Stock-based compensation expense was reflected within the consolidated statements of operations and comprehensive loss as:

	For the Years Ended December 31,
	2022	2021
Research and development	$1,511	$1,409
General and administrative	5,177	8,953
Total	$6,688	$10,362

12. Income Taxes

Federal and State income tax expense is as follows:

	For the Years Ended December 31,
	2022	2021
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(7,954)	(8,918)
State	(1,068)	4,294)
Total deferred	(9,022)	(4,624)
Change in valuation allowance	9,022	4,624
Total income tax expense (benefit)	$-	$-

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$26,768	$23,350
Capitalized research and development	3,418	-
Stock option expense	2,477	920
Research and development credits	3,710	1,551
Operating lease liability	1,481	1,564
RSU expense	2,199	1,960
Other	408	7
Total deferred tax assets	40,461	29,352
Valuation allowance	(38,983)	(27,803)
Deferred tax assets, net of valuation allowance	1,478	1,549
Deferred tax liabilities:
Operating right-of-use asset	(1,456)	(1,549)
Other	(22)	-
Total deferred tax liabilities	(1,478)	(1,549)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	For the Years Ended December 31,
	2022	2021
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.2)%	(0.6)%
Research and development credits	(3.3)%	(2.8)%
True-up to prior years return	(0.7)%	8.2%
Other	(0.3)%	0.6%
State rate change	-%	1.5%
Stock-based compensation	0.1%	1.2%
Goodwill impairment	10.4%	-%
Change in valuation allowance	17.0%	12.9%
Effective tax rate	-%	-%

For the year ended December 31, 2021, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 0.6%, offset by a valuation allowance 12.9% and true-up to the prior year’s tax return of 8.2%. For the year ended December 31, 2022, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 2.2%, research and development credits of 3.3% and a true-up to the prior year’s tax return of 0.7%, offset by goodwill impairment of 10.4% and a valuation allowance 17.0%.

As of December 31, 2022 and 2021 for U.S. federal and state income tax reporting purposes, the Company has approximately $114,800 and $100,200, respectively, of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 carryforward indefinitely and can be used to offset taxable income. Of the total Federal NOL, $600 can be carried forward until 2037; and $114,200 can be carried forward indefinitely. The New York state and city NOLs may be carried forward through the year 2042 and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur as the Company continues to issue additional shares of common stock pursuant to its capital raising plans. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. The Company has not performed a study to determine whether or not there is such a limitation.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company remains subject to examination by tax authorities for all tax years.

Based on a history of cumulative losses at the Company and the results of operations for the years ended December 31, 2022 and 2021, the Company determined that it is more likely than not that it will not realize benefits from the net deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets, net, was required. As of December 31, 2022 and 2021, the Company has recorded a valuation allowance of $39.0 million and $27.8 million, respectively.

As of December 31, 2022 and 2021, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

13. Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% of employee contributions up to 4% of employee compensation. For the years ended December 31, 2022 and 2021, the Company recorded expense of $223 and $215, respectively, representing employer contributions under the 401(k) Plan.

14. Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$65,952	$47,252
Denominator:
Weighted-average common shares outstanding – basic and diluted	11,259,615	11,232,576
Net loss per share attributable to common stockholders, basic and diluted	$(5.86)	$(4.21)

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

	December 31,
	2022	2021
Stock options issued and outstanding	1,828,329	1,356,639
Restricted stock units issued and outstanding	486,338	383,119
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	10,343,706	9,768,797