Form 10-Q
period 2023-03-31
Protara Therapeutics, Inc.
filed 2023-05-04
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023 there were 11,307,962 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our planned clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

●	our ability to remain listed on the Nasdaq Capital Market, or Nasdaq;

●	the impact of government laws and regulations;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	the timing or likelihood of regulatory filings and approvals;

●	our ability to protect our intellectual property position; and

●	the impact of general U.S., foreign and global economic, industry, market, regulatory, political or public health conditions.

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

●	We have a limited operating history and have never generated any revenues.

●	We expect to incur significant expenses and significant losses for the foreseeable future and may never generate revenue or achieve or maintain profitability.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development and regulatory approval of our product candidates, including TARA-002 and IV Choline Chloride.

●	We have never completed a clinical trial or made a biologics license application, or BLA, or new drug application, or NDA, submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication that we plan to pursue is the treatment of lymphatic malformations, or LMs. There are no therapies approved by the United States Food and Drug Administration, or the FDA, for the treatment of LMs and it is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,035	$24,127
Marketable debt securities	65,575	60,243
Prepaid expenses and other current assets	8,006	1,776
Total current assets	94,616	86,146
Restricted cash, non-current	745	745
Marketable debt securities, non-current	2,893	17,886
Property and equipment, net	1,521	1,592
Operating lease right-of-use asset	6,044	6,277
Other assets	586	644
Total assets	$106,405	$113,290

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,081	$1,586
Accrued expenses	1,396	3,237
Operating lease liability	933	917
Total current liabilities	6,410	5,740
Operating lease liability, non-current	5,227	5,467
Total liabilities	11,637	11,207
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at March 31, 2023 and December 31, 2022, 8,027 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 11,306,753 and 11,267,389 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	11	11
Additional paid-in capital	264,235	262,724
Accumulated deficit	(169,009)	(159,964)
Accumulated other comprehensive income (loss)	(469)	(688)
Total stockholders’ equity	94,768	102,083
Total liabilities and stockholders’ equity	$106,405	$113,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022

Operating expenses:
Research and development	$5,143	$5,269
General and administrative	4,589	5,605
Total operating expenses	9,732	10,874
Loss from operations	(9,732)	(10,874)
Other income (expense), net:
Interest and investment income	687	119
Other income (expense), net	687	119
Net loss	(9,045)	(10,755)

Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.96)
Weighted-average shares outstanding, basic and diluted	11,303,869	11,250,127
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	219	(731)
Other comprehensive income (loss)	219	(731)
Comprehensive Loss	$(8,826)	$(11,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

Settlement of restricted stock units	-	-	16,196	-	(72)	-	-	(72)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,565	-	-	1,565
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	-	-	(10,755)	-	(10,755)

Balance at March 31, 2022	8,027	$-	11,251,927	$11	$257,933	$(104,767)	$(942)	$152,235

Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083

Settlement of restricted stock units	-	-	39,364	-	(64)	-	-	(64)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,261	-	-	1,261
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	219	219
Net loss	-	-	-	-	-	(9,045)	-	(9,045)

Balance at March 31, 2023	8,027	$-	11,306,753	$11	$264,235	$(169,009)	$(469)	$94,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(9,045)	$(10,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,575	1,879
Operating lease right-of-use asset	341	341
Depreciation	77	56
Amortization of premium on marketable debt securities	(71)	410
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,145)	(1,186)
Other assets	58	78
Accounts payable	2,495	(413)
Accrued expenses	(1,841)	(1,039)
Operating lease liabilities	(332)	(332)
Net cash used in operating activities	(12,888)	(10,961)

Cash flows from investing activities:
Purchase of marketable debt securities	(12,186)	(12,415)
Proceeds from maturity and redemption of marketable debt securities	22,052	13,171
Purchase of property and equipment	(6)	(11)
Net cash provided by investing activities	9,860	745

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(64)	(72)
Net cash used in financing activities	(64)	(72)

Net decrease in cash and cash equivalents and restricted cash	(3,092)	(10,288)
Cash and cash equivalents and restricted cash - beginning of year	24,872	36,469
Cash and cash equivalents and restricted cash - end of period	$21,780	$26,181

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$21,035	$25,436
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$21,780	$26,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1.	Organization and Nature of the Business

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of non-muscle invasive bladder cancer, or NMIBC and lymphatic malformations, or LMs. The third program in the portfolio is Intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD.

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

Impact of the COVID-19 Pandemic

As a result of the impacts of the COVID-19 pandemic, the Company has experienced delays and, should another global pandemic or other public health crisis occur, may experience additional future delays that impact the business, research and development activities, the healthcare systems in which the Company operates and the global economy as a whole. The Company will continue to monitor the long-term consequences of the COVID-19 pandemic and its related macroeconomic effects closely including whether the effects would have a material impact on the Company’s operations, liquidity and capital resources.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States Securities and Exchange Commission, or SEC, on March 8, 2023. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2022 and 2021 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant items subject to such estimates include but are not limited to accrued research and development expenses, income taxes, the valuation of deferred tax assets, and contingencies.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU 2016-13, using a modified retrospective approach. The adoption of this standard did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$20,722	$-	$-	$20,722
Corporate bonds(a)	-	-	-	-
Restricted cash, non-current:				-
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	68,468	-	68,468
Total	$21,467	$68,468	$-	$89,935

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$13,284	$-	$-	$13,284
Corporate bonds(a)		2,523		2,523
Restricted cash, non-current:				-
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	78,129	-	78,129
Total	$14,029	$80,652	$-	$94,681

(a)	Money market funds and corporate debt securities with original maturities of 90 days or less are included within Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Restricted Money market funds are included within Restricted Cash, non-current in the Consolidated Balance Sheets.

(c)	Corporate debt securities with original maturities greater than 90 days are included within Marketable securities in the Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities.

4.	Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses(a)	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$66,042	$5	$(472)	$65,575
Corporate bonds - presented in marketable debt securities, non-current	2,895	-	(2)	2,893
Total	$68,937	$5	$(474)	$68,468

(a)	The unrealized loss of $474 is comprised of bonds with losses sustained for greater than 12 months of $360 and of bonds with losses sustained for less than 12 months of $114.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$60,790	$-	$(547)	$60,243
Corporate bonds - presented in marketable debt securities, non-current	18,027	-	(141)	17,886
Total	$78,817	$-	$(688)	$78,129

Protara Therapeutics, Inc. and Subsidiaries

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

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at March 31, 2023 was 13 months or less. There were no sales of securities in the periods presented.

The Company periodically evaluates the need for an allowance for credit losses. This evaluation includes consideration of several qualitative and quantitative factors, including whether it plans to sell the security, whether it is more likely than not it will be required to sell any marketable debt securities before recovery of its amortized cost basis, and if the entity has the ability and intent to hold the security to maturity, and the portion of any unrealized loss that is the result of a credit loss. Factors considered in making these evaluations include quoted market prices, recent financial results, operating trends, and implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, expected cash flows from securities, other publicly available information that may affect the value of the marketable debt security, duration and severity of decline in value and the Company’s strategy and intentions for holding the marketable debt security.

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. For the period ended March 31, 2023, it was determined that none of the unrealized loss is related to expected credit losses as the Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, the entire portfolio is held with investment grade high credit quality institutions. The Company intend to continue only investing in such securities. Expected credit losses, if they existed, would be recognized in other income (expense), net. The remaining unrealized losses, not related to credit losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity.

Investment Income

Investment income consists of the following:

	For the Three Months Ended March 31,
	2023	2022
Interest income	$605	$529
Accretion/(amortization) of discount/premium, net	82	(410)
Total interest and investment income	$687	$119

5.	Prepaid Expenses and Other Current Assets

Included in the Company’s prepaid expenses and other current assets within the condensed consolidated balance sheets are:

	As of
	March 31, 2023	December 31, 2022
Prepaid insurance	$689	$288
Prepaid research and development	6,250	569
Prepaid software	153	122
Accrued interest on marketable debt securities	491	486
Other prepaid expenses	296	184
Other current assets	127	127
Total	$8,006	$1,776

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6.	Accrued Expenses

Included in the Company’s accrued expenses within the condensed consolidated balance sheets are:

	As of
	March 31, 2023	December 31, 2022
Employee Costs	$625	$2,543
Research and development costs	658	512
Other expenses	113	182
Total	$1,396	$3,237

7.	Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. Cash paid for operating lease liabilities was $332 and $332 during the three months ended March 31, 2023 and 2022, respectively, which is included in operating cash flows.

The components of lease expense were as follows:

	For the Three Months Ended March 31,
Lease cost	2023	2022
Operating lease cost	$341	$341
Short-term lease cost	-	3
Total	$341	$344

Variable lease expense for the three months ended March 31, 2023 and 2022, respectively, was not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of March 31, 2023

Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	64

As of March 31, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2023 (excluding the three months ended March 31, 2023)	$995
2024	1,327
2025	1,395
2026	1,429
2027	1,429
Thereafter	805
Total operating lease payments	7,380
Less: imputed interest	(1,220)
Present value of future minimum lease payments	$6,160

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8.	Commitments and Contingencies

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

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,306,753 and 11,267,389 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

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

Protara Therapeutics, Inc. and Subsidiaries

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

As of March 31, 2023, 148,000 shares remain available to be issued under the 2020 Inducement Plan.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara (a predecessor entity of the Company), its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

The 2017 Equity Incentive Plan provided for the grant of a total of 2,000,000 shares for the issuance of stock options, stock appreciation rights, restricted stock and restricted stock units to among others, members of the Board of Directors, employees, consultants and service providers to the Company and its affiliates. As of January 9, 2020, no additional awards will be made under the 2017 Equity Incentive Plan.

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Equity Incentive Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Equity Incentive Plan, or the Amended 2014 Plan. On July 31, 2017, the stockholders approved this amendment. On January 1, 2020, Protara Therapeutics, Inc. amended its Amended and Restated 2014 Equity Incentive Plan.

The Amended and Restated 2014 Plan, as amended, provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The Amended and Restated 2014 Plan, as amended, provides that the number of shares reserved and available for issuance will automatically increase each January 1, by four percent of the Company’s common stock on the immediately preceding December 31, adjusted for the number of shares of the Company’s common stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for the Company’s common stock, or such lesser number of shares as determined by the Company’s Board of Directors.

On January 1, 2023, pursuant to the Amended and Restated 2014 Plan, as amended, annual evergreen feature, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 861,933 shares to 3,563,303 shares. As of March 31, 2023, 479,501 shares remain available to be issued under the Amended and Restated 2014 Plan, as amended.

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

On January 1, 2023, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 39,087 shares. As of March 31, 2023, the authorized number of shares under the 2014 ESPP was 39,087 and the number of shares available for issuance was 39,087. During the three months ended March 31, 2023 and 2022, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	196,838	$12.49
Granted	165,100	3.02
Forfeited	(3,933)	4.73
Vested	(61,444)	16.19
Non-vested as of March 31, 2023	296,561	$6.55

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of March 31, 2023, the unamortized value of RSUs was $1,578. As of March 31, 2023, the weighted average remaining amortization period was 2.10 years. As of March 31, 2023 and December 31, 2022, 289,500 and 289,500 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the three months ended March 31, 2023, the Company issued 39,364 shares of the Company’s common stock from the net settlement of 61,444 RSUs. The Company paid $64 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,828,329	$14.23	8.16	$-
Granted	1,162,900	3.06	-	-
Exercised	-	-	-	-
Forfeited	(13,047)	7.36	-	-
Expired	(4,651)	16.03	-	-
Outstanding as of March 31, 2023	2,973,531	$9.89	8.69	$100

Vested and expected to vest at March 31, 2023	2,973,531	$9.89	8.69	$100
Exercisable as of March 31, 2023	987,679	16.58	7.58	-

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2023 and 2022 was $2.42 and $5.37, respectively. As of March 31, 2023, there was approximately $9,816 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 3.10 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended March 31,
	2023	2022
Restricted stock units	$314	$314
Stock options	1,261	1,565
Total	$1,575	$1,879

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended March 31,
	2023	2022
Research and development	$400	$366
General and administrative	1,175	1,513
Total	$1,575	$1,879

11.	Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	As of March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$9,045	$10,755
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	11,303,869	11,250,127
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.96)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same, on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Stock options issued and outstanding	2,973,531	1,980,055
Restricted stock units issued and outstanding	586,061	489,238
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	11,588,631	10,498,332

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

We are conducting a Phase 1 dose-finding, open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with carcinoma in situ, or CIS, and high-grade papillary tumors, or Ta, known as the ADVANCED-1 trial. In the initial dose escalation phase of the trial, patients received six weekly intravesical doses of TARA-002, evaluating the 10KE, 20KE and 40KE doses (Klinische Einheit, or KE, is a German term indicating a specified number of dried cells in vial). The primary objective of the trial was to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended dose for a future Phase 2 clinical trial. In April 2023, we announced positive preliminary data from the Phase 1a dose escalation component of the ongoing ADVANCED-1 trial, in which TARA-002 indicated favorable tolerability and anti-tumor activity in NMIBC patients.

Preliminary data from the ADVANCED-1 trial suggested that TARA-002 was generally well tolerated at all three dose levels evaluated in the trial, and no dose limiting toxicities were observed. A maximum tolerated dose was not determined, and dose escalation remains ongoing in exploratory cohorts. The Company has selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and treatment-related adverse events, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying, and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the study, including three patients with CIS that reached the three-month efficacy assessment. Of those three patients with CIS, one heavily pre-treated BCG-unresponsive patient achieved a complete response (CR) at the 20KE dose, and tumor regression was observed in the other two patients.

The ongoing open-label expansion trial, or ADVANCED-1EXP, is evaluating intravesical TARA-002 at the 40KE dose in 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients.

Based on the preliminary results of ADVANCED-1, we are advancing the clinical development of TARA-002 for the treatment of NMIBC. We plan to initiate ADVANCED-2, a Phase 1b/2 open-label trial evaluating intravesical TARA-002 in up to 102 patients with high-grade CIS. The Phase 1b trial is expected to enroll 27 patients with CIS (± Ta/T1), BCG-Naïve or BCG-experienced, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. The Phase 2 trial is expected to enroll 75 patients with BCG-unresponsive CIS (± Ta/T1). ADVANCED-2 is expected to initiate in the second half of 2023.

In addition, we continue to conduct pre-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. We use pre-clinical data to help us define other cancer targets for TARA-002, both within the urothelial cancer space and other types of cancer affecting different parts of the body.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs and in May 2022 the European Medicines Agency granted orphan drug designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an investigational new drug application for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. In April 2023, we received regulatory clearance from the Vaccines Division to commence STARBORN-1, a Phase 2 clinical trial of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs.

STARBORN-1 is a Phase 2 single-arm, open-label, prospective clinical trial to evaluate the safety and efficacy of intracystic injection of TARA-002 for the treatment of macrocystic and mixed cystic LMs (≥ 50% macrocystic disease) in participants six months to less than 18 years of age. Following completion of an age de-escalation safety lead-in, the trial will enroll approximately 30 patients who will receive up to four injections of TARA-002 spaced approximately six weeks apart.

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) eight weeks after the last injection, as measured by axial imaging. Trial start-up activities are well underway in the 10 pediatric centers of excellence participating in the trial and initiation is expected in the fourth quarter of 2023.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for this indication and has also been granted Fast Track Designation for the treatment of IFALD. We are conducting a two-part prevalence study to enhance our understanding of the PN patient population. The first part of the prevalence study was completed in September 2021, when we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are currently conducting the second part of the study, the prospective part of the prevalence study, which is a multi-center, cross-sectional observational study to assess the prevalence of choline deficiency, as well as cholestasis and steatosis, in patients dependent on PN. We expect to have results of the prospective prevalence study in the third quarter of 2023. We continue to engage with the FDA and plan to take into account, among other relevant factors we deem appropriate, the regulatory feedback received and the results of the prevalence study to determine the next steps for the development program.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. TARA-002 has not yet been approved for use for treatment of NMIBC, LMs or any other indications. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital.

Since inception, we have incurred significant operating losses. As of March 31, 2023, we had an accumulated deficit of approximately $169.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2023, we had approximately $89.5 million in cash, cash equivalents, and marketable debt securities.

COVID-19 and Related Macroeconomic Conditions

The COVID-19 pandemic and related macroeconomic conditions, such as supply chain shortages, inflation and economic volatility have, and any future global public health crisis may have, an impact on our results of operations. We will continue to monitor whether such conditions would have a material impact on our operations, liquidity and capital resources. Further, rising inflation has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

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

Other Income (Expense), net

Interest and investment income consists of interest income on our cash, cash equivalents and marketable debt securities, accretion of investment discounts and amortization of investment premiums.

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

Our critical accounting policies are the accounting for accrued research and development expenses, income taxes and the valuation of deferred tax assets.

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers. We accrue costs incurred under these third-party arrangements based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs to accrue through discussions with internal personnel and our external service providers as to the percentage of completion of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of performance of the related services are recorded as prepaid expenses until the services are rendered.

It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For The Three Months Ended March 31,		Period-to- Period
	2023	2022	Change
Operating expenses:
Research and development	$5,143	$5,269	$(126)
General and administrative	4,589	5,605	(1,016)
Total operating expenses	9,732	10,874	(1,142)
Loss from operations	(9,732)	(10,874)	1,142
Other income (expense), net:
Interest and investment income	687	119	568
Other income (expense), net	687	119	568
Net Loss	$(9,045)	$(10,755)	$1,710

Research and Development Expenses. During the three months ended March 31, 2023, our research and development expenses were approximately $5.1 million, which represented a decrease of approximately $0.1 million as compared to the three months ended March 31, 2022.

General and Administrative Expenses. During the three months ended March 31, 2023, our general and administrative expenses were approximately $4.6 million, which represented a decrease of approximately $1.0 million as compared to the three months ended March 31, 2022. This decrease was primarily due to decreases of $0.5 million in employee related expenses (including $0.3 million of stock-based compensation expense), $0.3 million resulting from a reduction in directors and officers liability insurance premiums, as well as $0.2 million related to a reduction in market development activities.

Other Income (Expense), Net. During the three months ended March 31, 2023, our other income (expense), net was approximately $0.7 million which represented an increase of approximately $0.6 million as compared to the three months ended March 31, 2022 which results from higher market interest rates paid on the marketable debt securities in our portfolio.

Liquidity and Capital Resources

Overview

As of March 31, 2023 and December 31, 2022, our cash, cash equivalents, and marketable debt securities were $89.5 million and $102.3 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $9.0 million and $10.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had working capital of approximately $88.2 million and stockholder’s equity of approximately $94.8 million. During the three months ended March 31, 2023, cash flows used in operating activities were approximately $12.9 million, consisting primarily of a net loss of approximately $9.0 million, non-cash expenses of approximately $1.9 million, as well as a working capital adjustment of $5.8 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Specifically, rising inflation, which is in part, tied to the impacts of the COVID-19 pandemic and resulting supply chain disruptions, has, in part, caused a disruption in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock. Further, recent rises in interest rates have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the pharmaceutical industry and those that have no current or near-term revenue. Further increases in interest rates, which have been implemented, and may be further implemented, to counteract inflationary pressures, may continue to exacerbate this issue.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	For The Three Months Ended March 31,		Period-to- Period
	2023	2022	Change

Net cash used in operating activities	$(12,888)	$(10,961)	$(1,927)
Net cash provided by/(used in) investing activities	9,860	745	9,115
Net cash used in financing activities	(64)	(72)	8
Net decrease in cash and cash equivalents, and restricted cash	$(3,092)	$(10,288)	$7,196

Comparison of the Three Months Ended March 31, 2023 and 2022

Net cash used in operating activities was $12.9 million for the three months ended March 31, 2023 compared to $11.0 million for the three months ended March 31, 2022. The increase of $1.9 million in cash used in operating activities was primarily driven by a $2.9 million decrease in working capital, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers, and a $0.8 million decrease in non-cash items including stock-based compensation, operating lease right-of-use asset, depreciation, and amortization of premium on marketable debt securities which was partially offset by a decrease in net loss of $1.7 million.

Net cash provided by investing activities was $9.9 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022. The change of $9.1 million resulted primarily from an increase in proceeds from the maturity of marketable debt securities of $8.9 million.

Net cash used in financing activities was approximately $0.1 million for each of the three months ended March 31, 2023 and 2022.

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

We enter into contracts in the normal course of business with CROs, CDMOs, and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

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

As of March 31, 2023, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. The following risk factors amend and restate in their entirety the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022:

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

The effects of the COVID-19 pandemic and other macroeconomic factors could materially and adversely impact our business, including our clinical development plans and non-clinical research.

As a result of the COVID-19 pandemic and the associated health and safety measures that were imposed, we have and, in the event of a resurgence of the pandemic or the onset of another public health crisis, may again experience disruptions that could severely impact our business, including but not limited to delays or difficulties in clinical trial site operations and in the enrollment, scheduling and retention of patients in our clinical trials; interruption of key manufacturing, research and clinical development and other activities; and delays or difficulties conducting and completing non-clinical studies.

In addition, macroeconomic factors, including supply chain disruptions, rising inflation and resulting increases in interest rates, which are, in part, tied to the lasting impacts of the COVID-19 pandemic, have and will continue to have an impact on our operations. Similarly, if banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, there could be an adverse effect on our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, any of which could have a material adverse effect on our business and financial condition.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the impacts of the COVID-19 pandemic or other macroeconomic factors adversely affect our business and results of operations, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to conduct the costly and time-consuming preclinical studies and clinical trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of TARA-002 and IV Choline Chloride in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests and divert our management’s focus on achieving our business objectives. As a result of economic conditions, general global economic uncertainty, U.S. and foreign political conditions, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Further, rising inflation has, in part, caused a disruption in the capital markets and an increase in interest rates, which may lead to a recession or market correction that could impact our access to capital, increase the cost of capital, and could in the future negatively affect our liquidity. A recession or market correction, inflation and/or further increases in interest rates could materially affect our business and the value of our common stock.

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

We rely, and expect to continue to rely, on third-party CROs and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.

We rely, and expect to continue to rely, on third-party CROs to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and studies and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and cGCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and record-keeping for drug and biologic products. These CROs and other third parties have and will continue to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with cGCP and cGLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these cGCP and cGLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP and cGLP requirements, or reveal non-compliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies comply with applicable cGCP and cGLP requirements. In addition, our clinical trials generally must be conducted with product candidate produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are expanding our clinical development of our product candidates to clinical trial sites outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such sites.

We are expanding our clinical development of TARA-002 in NMIBC to clinical trial sites outside the United States and may in the future choose to conduct one or more of our full clinical trials outside of the United States. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusions. Where data from foreign clinical trials or clinical trial sites are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

Before obtaining marketing approvals for the commercial sale of any product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, we may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. The FDA or an institutional review board may also require that we suspend, discontinue, or limit clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for the product candidate. Many pharmaceutical candidates that initially showed promise in early stage testing and which were efficacious have later been found to cause side effects that prevented further development of the drug candidate and, in extreme cases, the side effects were not seen until after the drug was marketed, causing regulators to remove the drug from the market post-approval.

Any adverse developments that occur in patients undergoing treatment with OK-432 / Picibanil or in patients participating in clinical trials conducted by third parties may affect our ability to obtain regulatory approval or commercialize TARA-002.

Chugai Pharmaceutical, over which we have no control, has the rights to commercialize TARA-002 and the originator therapy to TARA-002, OK-432, which is currently marketed under the name Picibanil, in Japan and Taiwan for various indications. In addition, clinical trials using Picibanil are currently ongoing in various countries around the world. If serious adverse events occur with patients using Picibanil or during any clinical trials of Picibanil conducted by third parties, the FDA may delay, limit or deny approval of TARA-002 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for TARA-002 and a new and serious safety issue is identified in connection with use of Picibanil or in clinical trials of Picibanil conducted by third parties, the FDA may withdraw the approval of the product or otherwise restrict our ability to market and sell TARA-002. In addition, treating physicians may be less willing to administer TARA-002 due to concerns over such adverse events, which would limit our ability to commercialize TARA-002.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co. Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, Carisma Therapeutic Inc.’s Vicineum, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Theralase Technologies Inc., Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc..

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

We have only received the exclusive rights to the materials required to commercialize TARA-002 in territories other than Japan and Taiwan until June 17, 2030, or an earlier date if Chugai Pharmaceutical terminates the agreement with us for any number of reasons, following which such rights become non-exclusive.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, and implement a replacement program. In another example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code was eliminated beginning in 2019. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2023 to May 1, 2023 has ranged from a low of $2.76 to a high of $3.91. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

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

In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patent holder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. In these situations, the royalty the court requires to be paid by the license holder receiving the compulsory license is not calculated at fair market value and can be inconsequential, thereby adversely affecting the patent holder’s business. In these countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third-party, which could also materially diminish the value of those patents. This would limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license, especially in comparison to what we enjoy from enforcing our intellectual property rights in the Unites States. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. For example, in Brazil, pharmaceutical patents require initial approval of the Brazilian health agency (ANVISA). Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.

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

Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to the Processing of personal data by us and on our behalf, collectively, Data Protection Requirements. The number and scope of Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other. If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials (for example, under the Health Insurance Portability and Accountability Act of 1996). Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations, or each, a material adverse impact.

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

The CCPA requires covered businesses that process personal data of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of the sale of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. Further, the new California Privacy Rights Act, or CPRA, substantially expands the CCPA’s requirements effective January 1, 2023. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA and the CPRA, the CCPA and the CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states have enacted data privacy laws as well. For example, Virginia passed its Consumer Data Protection Act, which went into effect on January 1, 2023, and Colorado passed the Colorado Privacy Act, which will go into effect on July 1, 2023, both of which differ from the CPRA. The federal government is also considering comprehensive privacy legislation.

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

European data protection laws (including the EU GDPR and UK GDRP) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; broadening the definition of personal data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through “data minimization” and “storage limitation” principles; introducing obligations to honor increased rights for data subjects; formalizing a heightened standard to obtain data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special categor[ies] [of] personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.

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

In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries that they do not consider to provide an adequate level of personal data protection, such as the United States, and certain countries outside Europe (e.g., Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).

3.7	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed with the SEC on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.1†	Executive Employment Agreement, effective as of January 30, 2023, by and between the Registrant and Patrick Fabbio (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023)

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Patrick Fabbio
Patrick Fabbio Chief Financial Officer
(Principal Financial Officer)