Form 10-Q
period 2023-06-30
Protara Therapeutics, Inc.
filed 2023-08-03
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023 there were 11,329,080 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,978	$24,127
Marketable debt securities	46,382	60,243
Prepaid expenses and other current assets	3,905	1,776
Total current assets	84,265	86,146
Restricted cash, non-current	745	745
Marketable debt securities, non-current	-	17,886
Property and equipment, net	1,443	1,592
Operating lease right-of-use asset	5,807	6,277
Other assets	2,881	644
Total assets	$95,141	$113,290

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,852	$1,586
Accrued expenses	2,131	3,237
Operating lease liability	949	917
Total current liabilities	4,932	5,740
Operating lease liability, non-current	4,984	5,467
Total liabilities	9,916	11,207
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at June 30, 2023 and December 31, 2022, 8,027 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 11,307,962 and 11,267,389 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	11	11
Additional paid-in capital	265,853	262,724
Accumulated deficit	(180,303)	(159,964)
Accumulated other comprehensive income (loss)	(336)	(688)
Total stockholders’ equity	85,225	102,083
Total liabilities and stockholders’ equity	$95,141	$113,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$7,247	$3,084	$12,390	$8,353
General and administrative	4,893	5,621	9,482	11,226
Total operating expenses	12,140	8,705	21,872	19,579
Loss from operations	(12,140)	(8,705)	(21,872)	(19,579)
Other income (expense), net:
Interest and investment income	846	166	1,533	285
Other income (expense), net	846	166	1,533	285
Net loss	$(11,294)	$(8,539)	$(20,339)	$(19,294)

Net loss per share attributable to common stockholders, basic and diluted	$(1.00)	$(0.76)	$(1.80)	$(1.71)
Weighted-average shares outstanding, basic and diluted	11,307,842	11,255,215	11,305,867	11,252,686
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	133	(180)	352	(911)
Other comprehensive income (loss)	133	(180)	352	(911)
Comprehensive Loss	$(11,161)	$(8,719)	$(19,987)	$(20,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

Settlement of restricted stock units	-	-	16,196	-	(72)	-	-	(72)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,565	-	-	1,565
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	-	-	(10,755)	-	(10,755)

Balance at March 31, 2022	8,027	$-	11,251,927	$11	$257,933	$(104,767)	$(942)	$152,235

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	390	-	-	390
Stock-based compensation - stock options	-	-	-	-	1,552	-	-	1,552
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(180)	(180)
Net loss	-	-	-	-	-	(8,539)	-	(8,539)

Balance at June 30, 2022	8,027	$-	11,257,177	$11	$259,875	$(113,306)	$(1,122)	$145,458

Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083

Settlement of restricted stock units	-	-	39,364	-	(64)	-	-	(64)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,261	-	-	1,261
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	219	219
Net loss	-	-	-	-	-	(9,045)	-	(9,045)

Balance at March 31, 2023	8,027	$-	11,306,753	$11	$264,235	$(169,009)	$(469)	$94,768

Settlement of restricted stock units	-	-	1,209	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	326	-	-	326
Stock-based compensation - stock options	-	-	-	-	1,292	-	-	1,292
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	133	133
Net loss	-	-	-	-	-	(11,294)	-	(11,294)

Balance at June 30, 2023	8,027	$-	11,307,962	$11	$265,853	$(180,303)	$(336)	$85,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(20,339)	$(19,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,193	3,821
Operating lease right-of-use asset	683	683
Depreciation	155	109
Amortization of premium (Accretion of discount) on marketable debt securities	(204)	756
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,044)	(716)
Other assets	(2,237)	54
Accounts payable	266	(562)
Accrued expenses	(1,106)	(272)
Operating lease liabilities	(663)	(663)
Net cash used in operating activities	(22,296)	(16,084)

Cash flows from investing activities:
Purchase of marketable debt securities	(12,186)	(14,428)
Proceeds from maturity and redemption of marketable debt securities	44,405	28,706
Purchase of property and equipment	(8)	(31)
Net cash provided by investing activities	32,211	14,247

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(64)	(72)
Net cash used in financing activities	(64)	(72)

Net increase (decrease) in cash and cash equivalents and restricted cash	9,851	(1,909)
Cash and cash equivalents and restricted cash - beginning of year	24,872	36,469
Cash and cash equivalents and restricted cash - end of period	$34,723	$34,560

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33,978	$33,815
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$34,723	$34,560

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2022 and 2021 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

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

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$33,429	$-	$-	$33,429
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	46,382	-	46,382
Total	$34,174	$46,382	$-	$80,556

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$13,284	$-	$-	$13,284
Corporate bonds(a)	-	2,523	-	2,523
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	78,129	-	78,129
Total	$14,029	$80,652	$-	$94,681

(a)	Money market funds and corporate debt securities with original maturities of 90 days or less are included within Cash and cash equivalents in the condensed consolidated balance sheets.

(b)	Restricted Money market funds are included within Restricted Cash, non-current in the condensed consolidated balance sheets.

(c)	Corporate debt securities with original maturities greater than 90 days are included within Marketable securities in the condensed consolidated balance sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities.

4.	Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses(a)	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$46,718	$-	$(336)	$46,382
Total	$46,718	$-	$(336)	$46,382

(a)	The unrealized loss of $336 is comprised of bonds with losses sustained for greater than 12 months of $211 and of bonds with losses sustained for less than 12 months of $125.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$60,790	$-	$(547)	$60,243
Corporate bonds - presented in marketable debt securities, non-current	18,027	-	(141)	17,886
Total	$78,817	$-	$(688)	$78,129

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

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at June 30, 2023 was 10 months or less. There were no sales of securities in the periods presented.

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

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. For the period ended June 30, 2023, it was determined that none of the unrealized loss is related to expected credit losses as the Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, the entire portfolio is held with investment grade high credit quality institutions. The Company intends to continue investing only in such securities. Expected credit losses, if they existed, would be recognized in other income (expense), net. The remaining unrealized losses, not related to credit losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity.

Investment Income

Investment income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$710	$512	$1,315	$1,041
Dividend income	4	-	4	-
Accretion of discount (amortization of premium), net	132	(346)	214	(756)
Total interest and investment income	$846	$166	$1,533	$285

5.	Prepaid Expenses and Other Current Assets

Included in the Company’s prepaid expenses and other current assets within the condensed consolidated balance sheets are:

	As of
	June 30, 2023	December 31, 2022
Prepaid insurance	$543	$288
Prepaid research and development	2,717	569
Prepaid software	126	122
Accrued interest on marketable debt securities	344	486
Other prepaid expenses	174	184
Other current assets	1	127
Total	$3,905	$1,776

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6.	Accrued Expenses

Included in the Company’s accrued expenses within the condensed consolidated balance sheets are:

	As of
	June 30, 2023	December 31, 2022
Employee costs	$1,096	$2,543
Research and development costs	936	512
Other expenses	99	182
Total	$2,131	$3,237

7.	Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities was $663 during the six months ended June 30, 2023 and 2022, which is included in operating cash flows.

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost	2023	2022	2023	2022
Operating lease cost	$342	$342	$683	$683
Short-term lease cost	-	-	-	3
Total	$342	$342	$683	$686

Variable lease expense for the three and six months ended June 30, 2023 and 2022, respectively, was not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of June 30, 2023

Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	61

As of June 30, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2023 (excluding the six months ended June 30, 2023)	$663
2024	1,327
2025	1,395
2026	1,429
2027	1,429
Thereafter	805
Total operating lease payments	7,048
Less: imputed interest	(1,115)
Present value of future minimum lease payments	$5,933

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8.	Commitments and Contingencies

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

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,307,962 and 11,267,389 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 8,027 shares were issued and outstanding. Each share of Series 1 Convertible Preferred Stock is convertible into 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

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

As of June 30, 2023, 148,000 shares remain available to be issued under the 2020 Inducement Plan.

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

On January 1, 2023, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, as amended, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 861,933 shares to 3,563,303 shares. As of June 30, 2023, 378,904 shares remain available to be issued under the Amended and Restated 2014 Plan, as amended.

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

On January 1, 2023, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 39,087 shares. As of June 30, 2023, the authorized number of shares under the 2014 ESPP was 39,087 and the number of shares available for issuance was 39,087. During the six months ended June 30, 2023 and 2022, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	196,838	$12.49
Granted	165,100	3.02
Forfeited	(3,933)	4.73
Vested	(62,653)	15.97
Non-vested as of June 30, 2023	295,352	$6.56

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of June 30, 2023, the unamortized value of RSUs was $1,252. As of June 30, 2023, the weighted average remaining amortization period was 1.85 years. As of June 30, 2023 and December 31, 2022, 289,500 RSUs have vested that have not yet been settled into shares of the Company’s common stock.

During the six months ended June 30, 2023, the Company issued 40,573 shares of the Company’s common stock from the net settlement of 62,653 RSUs. The Company paid $64 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,828,329	$14.23	8.16	$-
Granted	1,267,900	3.04	-	-
Exercised	-	-	-	-
Forfeited	(13,047)	7.36	-	-
Expired	(9,054)	14.39	-	-
Outstanding as of June 30, 2023	3,074,128	$9.64	8.50	$-

Vested and expected to vest at June 30, 2023	3,074,128	$9.64	8.50	$-
Exercisable as of June 30, 2023	1,094,454	16.23	7.44	-

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2023 and 2022 was $2.40 and $5.05, respectively. As of June 30, 2023, there was approximately $8,747 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.87 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	$326	$390	$640	$704
Stock options	1,292	1,552	2,553	3,117
Total	$1,618	$1,942	$3,193	$3,821

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$414	$423	$814	$789
General and administrative	1,204	1,519	2,379	3,032
Total	$1,618	$1,942	$3,193	$3,821

11.	Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	As of June 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$20,339	$19,294
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	11,305,867	11,252,686
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(1.71)

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

	As of June 30,
	2023	2022
Stock options issued and outstanding	3,074,128	1,870,245
Restricted stock units issued and outstanding	584,852	474,913
Conversion of Series 1 Convertible Preferred Stock	8,029,039	8,029,039
Total potentially dilutive shares	11,688,019	10,374,197

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

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG. The mechanism of action of TARA-002 is similar in some ways to that of BCG. TARA-002 and BCG are both intravesically administered, elicit a Th1 type immune response and produce a locally-activated generally similar array of cytokines and immune cells.

We are conducting a Phase 1 open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with carcinoma in situ, or CIS, and high-grade papillary tumors, or Ta, known as the ADVANCED-1 trial. In the initial dose escalation phase of the trial, patients received six weekly intravesical doses of TARA-002, evaluating the 10KE, 20KE and 40KE doses (Klinische Einheit, or KE, is a German term indicating a specified number of dried cells in vial). The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended Phase 2 dose. In April 2023, we announced positive preliminary data from the Phase 1a dose escalation component of the ongoing ADVANCED-1 trial through the 40KE dose, in which TARA-002 indicated favorable tolerability and anti-tumor activity in NMIBC patients.

Initial preliminary data from the ADVANCED-1 trial suggested that TARA-002 was generally well tolerated at the three dose levels evaluated in the initial phase of the trial, and no dose limiting toxicities were observed. A maximum tolerated dose was not determined, and dose escalation remains ongoing in exploratory cohorts. The Company has selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and treatment-related adverse events, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying, and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the dose escalation portion of the study through the 40KE dose. Of those, three patients with CIS, one of whom was heavily pre-treated BCG-unresponsive patient achieved a complete response (CR) at the 20KE dose, and tumor regression was observed in the other two patients.

The ongoing open-label expansion trial, or ADVANCED-1EXP, is evaluating intravesical TARA-002 at the 40KE dose in 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients. Dosing is progressing on schedule in the trial, and we anticipate having preliminary data from the trial in the first half of 2024.

Based on the preliminary results of ADVANCED-1, we are advancing the clinical development of TARA-002 for the treatment of NMIBC. We plan to initiate ADVANCED-2, a Phase 1b/2 open-label trial evaluating intravesical TARA-002 in up to 102 patients with high-grade CIS. Cohort A of the Phase 1b/2 trial is expected to enroll 27 patients with CIS (± Ta/T1), BCG-Naïve or BCG-experienced, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 1b/2 trial is expected to enroll 75 patients with BCG-unresponsive CIS (± Ta/T1). ADVANCED-2 is expected to initiate in the fourth quarter of 2023.

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

STARBORN-1 is a Phase 2 single-arm, open-label, prospective clinical trial to evaluate the safety and efficacy of intracystic injection of TARA-002 for the treatment of macrocystic and mixed cystic LMs (≥ 50% macrocystic disease) in participants six months to less than 18 years of age. Including an age de-escalation safety lead-in, the trial will enroll approximately 30 patients who will receive up to four injections of TARA-002 spaced approximately six weeks apart.

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) eight weeks after the last injection, as measured by axial imaging. Trial start-up activities are underway in the 10 pediatric centers of excellence participating in the trial and initiation is expected in the fourth quarter of 2023.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, initially in development for patients receiving parenteral nutrition, or PN, who have intestinal failure associated liver disease, or IFALD. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for both IFALD and PN indications and has also been granted Fast Track Designation for the treatment of IFALD. We have conducted a two-part prevalence study to enhance our understanding of the PN patient population. The first part of the prevalence study was completed in September 2021, when we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN who have IFALD. We are concluding the second, or prospective part, of the prevalence study, which is a multi-center, cross-sectional observational study that assessed the prevalence of choline deficiency in patients dependent on PN. We continue to engage with the FDA and plan to take into account, among other relevant factors we deem appropriate, regulatory feedback and the results of the prevalence study to determine the next steps for the development program.

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

Since inception, we have incurred significant operating losses. As of June 30, 2023, we had an accumulated deficit of approximately $180.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2023, we had approximately $80.4 million in cash, cash equivalents, and marketable debt securities.

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

Our critical accounting policies are the accounting for accrued research and development expenses and income taxes, including the valuation of deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	For The Three Months Ended June 30,		Period-to- Period
	2023	2022	Change
Operating expenses:
Research and development	$7,247	$3,084	$4,163
General and administrative	4,893	5,621	(728)
Total operating expenses	12,140	8,705	3,435
Loss from operations	(12,140)	(8,705)	(3,435)
Other income (expense), net:
Interest and investment income	846	166	680
Other income (expense), net	846	166	680
Net Loss	$(11,294)	$(8,539)	$(2,755)

Research and Development Expenses. During the three months ended June 30, 2023, our research and development expenses were approximately $7.2 million, which represented an increase of approximately $4.2 million as compared to the three months ended June 30, 2022. This was primarily due to an increase in expenses related to TARA-002 of $3.9 million (including $2.1 million of clinical expenses associated with start-up activities for the ADVANCED-2 and STARBORN-1 trials, $1.0 million of expenses related to manufacturing activities, and $0.7 million of expenses for non-clinical activities), $0.2 million of increased employee expenses inclusive of stock-based compensation as well as an increase of $0.1 million in clinical activities related to IV Choline Chloride.

General and Administrative Expenses. During the three months ended June 30, 2023, our general and administrative expenses were approximately $4.9 million, which represented a decrease of approximately $0.7 million as compared to the three months ended June 30, 2022. This decrease was primarily due to decreases of $1.0 million in employee related expenses (including $0.3 million of stock-based compensation) and $0.3 million resulting from a reduction in directors and officers liability insurance premiums. These costs were partially offset by an increase in expenses related to market development activities of $0.6 million.

Other Income (Expense), Net. During the three months ended June 30, 2023, our other income (expense), net was approximately $0.8 million, which represented an increase of approximately $0.7 million as compared to the three months ended June 30, 2022 due to primarily to higher market interest rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	For The Six Months Ended June 30,		Period-to- Period
	2023	2022	Change
Operating expenses:
Research and development	$12,390	$8,353	$4,037
General and administrative	9,482	11,226	(1,744)
Total operating expenses	21,872	19,579	2,293
Loss from operations	(21,872)	(19,579)	(2,293)
Other income (expense), net:
Interest and investment income	1,533	285	1,248
Other income (expense), net	1,533	285	1,248
Net Loss	$(20,339)	$(19,294)	$(1,045)

Research and Development Expenses. During the six months ended June 30, 2023, our research and development expenses were approximately $12.4 million, which represented an increase of approximately $4.0 million as compared to the six months ended June 30, 2022. This increase was primarily due to an increase in expenses related to TARA-002 of $3.6 million (including $2.9 million of clinical expenses associated with start-up activities for the ADVANCED-2 and STARBORN-1 trials, $1.2 million of expenses associated with non-clinical activities offset by a $0.2 million reduction in expenses associated to manufacturing and regulatory activities), an increase of $0.3 million in employee expenses, as well as a $0.2 million increase in expenses related to IV Choline Chloride (driven by an increase of $0.3 million in clinical activities offset by a $0.1 million reduction in manufacturing activities).

General and Administrative Expenses. During the six months ended June 30, 2023, our general and administrative expenses were approximately $9.5 million, which represented a decrease of approximately $1.7 million as compared to the six months ended June 30, 2022. This decrease was primarily due to a reduction of $1.5 million in employee related expenses (including $0.7 million of stock-based compensation) and $0.7 million resulting from a reduction in directors and officers liability insurance premiums. These costs were partially offset by an increase of $0.3 million related to market development activities.

Other Income (Expense), Net. During the six months ended June 30, 2023, our other income (expense), net was approximately $1.5 million, which represented an increase of approximately $1.2 million as compared to the six months ended June 30, 2022 due to primarily to higher market interest rates.

Liquidity and Capital Resources

Overview

As of June 30, 2023 and December 31, 2022, our cash, cash equivalents, and marketable debt securities were $80.4 million and $102.3 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $20.3 million and $19.3 million for the six months ended June 30, 2023 and 2022, respectively, and $11.3 million and $8.5 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had working capital of approximately $79.3 million and stockholder’s equity of approximately $85.2 million. During the six months ended June 30, 2023, cash flows used in operating activities were approximately $22.3 million, consisting primarily of a net loss of approximately $20.3 million including non-cash expenses of approximately $3.8 million, as well as working capital adjustments of $5.8 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Specifically, rising interest rates, which have been the result of actions taken by the Federal Reserve to address, in part, the impacts of the COVID-19 pandemic, resulting supply chain disruptions and recent inflation, have, in part, caused volatility in the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock. Further, recent rises in interest rates have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the pharmaceutical industry and those that have no current or near-term revenue. Further increases in interest rates, which have been implemented, and may be further implemented, to counteract inflationary pressures, may continue to exacerbate this issue.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022 (in thousands):

	For The Six Months Ended June 30,		Period-to- Period
	2023	2022	Change

Net cash used in operating activities	$(22,296)	$(16,084)	$(6,212)
Net cash provided by/(used in) investing activities	32,211	14,247	17,964
Net cash used in financing activities	(64)	(72)	8
Net decrease in cash and cash equivalents, and restricted cash	$9,851	$(1,909)	$11,760

Comparison of the Six Months Ended June 30, 2023 and 2022

Net cash used in operating activities was $22.3 million for the six months ended June 30, 2023 compared to $16.1 million for the six months ended June 30, 2022. The increase of $6.2 million in cash used in operating activities was primarily driven by a $3.6 million decrease in working capital, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers, and an increase in net loss of $1.0 million which includes a $1.5 million decrease in non-cash items including stock-based compensation, operating lease right-of-use asset, depreciation, and amortization of premium on marketable debt securities.

Net cash provided by investing activities was $32.2 million for the six months ended June 30, 2023 compared to $14.2 million for the six months ended June 30, 2022. The increase of $17.9 million resulted primarily from an increase in proceeds from the maturity of marketable debt securities of $15.7 million as well as a decrease in purchases of marketable debt securities.

Net cash used in financing activities was approximately $0.1 million for each of the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development and regulatory approval of our product candidates, including of TARA-002 and IV Choline Chloride. The clinical success of TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 and 1b/2 clinical trials of TARA-002 in NMIBC and our planned Phase 2 clinical trial of TARA-002 in LMs, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride; and

●	the existence of a regulatory environment conducive to the successful development of TARA-002 and IV Choline Chloride.

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

Interim, topline and preliminary data from our clinical trials may change as more patient data becomes available, and are subject to audit and verification procedures that could result in material changes in the final data.

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

Our clinical development of our product candidates includes clinical trial sites outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such sites.

Our clinical development of TARA-002 in NMIBC includes clinical trial sites outside the United States and may in the future choose to conduct one or more of our full clinical trials outside of the United States. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusions. Where data from foreign clinical trials or clinical trial sites are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for IV Choline Chloride.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co. Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Theralase Technologies Inc., Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

There are no treatments currently available for IFALD. With respect to IV Choline Chloride for the treatment of IFALD, IV Choline Chloride is the only sterile injectable form of choline chloride that can be combined with parenteral nutrition. Further, the U.S. Patent and Trademark Office, or USPTO, issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, and was effective as of January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS could take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, contains substantial drug pricing reforms that will reduce drug spending by the federal government. For example, the Inflation Reduction Act of 2022 limits the prices paid by Medicare for various prescription drugs and requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. Although the effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known, and biopharmaceutical companies and others have recently filed lawsuits challenging the legality of certain parts of the statute, the Inflation Reduction Act of 2022 could affect the prices we can charge and the reimbursement we can receive for our product candidates, if approved, thereby reducing our profitability. We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

There also continue to be calls to place additional restrictions on or to ban direct-to-consumer advertising of pharmaceuticals, which would limit our ability to market our product candidates. The United States is in a minority of jurisdictions that allow this kind of advertising and its removal could limit the potential reach of a marketing campaign.

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

From time to time, the United States has experienced a decrease in unemployment rates and an increasingly competitive labor market, which has at times resulted in difficulties in hiring or retaining sufficient qualified personnel to maintain and grow our business. We are uncertain as to the employment environment in the future, or how that environment will impact our workforce, including our ability to attract and retain qualified management and other key personnel.

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

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2023 to August 1, 2023 has ranged from a low of $2.27 to a high of $3.91. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

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

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect especially as more advanced artificial intelligence and machine learning become available and increasingly used. These threats come from a variety of sources, including traditional computer “hackers”, threat actors, employee error, theft or misuse, sophisticated nation-states, and nation-state supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks); software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); malware (including as a result of advanced persistent threat intrusions); supply-chain attacks, server malfunctions, software and hardware failures; loss of data or other information technology assets; adware; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; and other similar threats.

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

The CCPA requires covered businesses that process personal data of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of the sale of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. Further, the new California Privacy Rights Act, or CPRA, substantially expanded the CCPA’s requirements effective January 1, 2023. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA and the CPRA, the CCPA and the CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states have enacted data privacy laws as well. For example, Virginia passed its Consumer Data Protection Act, which went into effect on January 1, 2023, and Colorado passed the Colorado Privacy Act, which went into effect on July 1, 2023, both of which differ from the CPRA. The federal government is also considering comprehensive privacy legislation.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).

3.7	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed with the SEC on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.1*†	Amended and Restated Executive Employment Agreement, entered into as of June 1, 2023, by and between the Registrant and Patrick Fabbio.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Jesse Shefferman
Jesse Shefferman Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Patrick Fabbio
Patrick Fabbio Chief Financial Officer
(Principal Financial Officer)