Form 10-Q
period 2023-09-30
Protara Therapeutics, Inc.
filed 2023-11-03
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023 there were 11,364,903 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

●	We have a limited operating history and have never generated any revenues.

●	We expect to incur significant expenses and significant losses for the foreseeable future and may never generate revenue or achieve or maintain profitability.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful clinical development and regulatory approval of our product candidates, including TARA-002 and IV Choline Chloride.

●	We have never completed a clinical trial or made a biologics license application, or BLA, or new drug application, or NDA, submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	TARA-002 is an immunopotentiator, and one indication that we are pursuing is the treatment of lymphatic malformations, or LMs. There are no therapies approved by the United States Food and Drug Administration, or the FDA, for the treatment of LMs and it is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to grow our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,768	$24,127
Marketable debt securities	40,266	60,243
Prepaid expenses and other current assets	3,779	1,776
Total current assets	77,813	86,146
Restricted cash, non-current	745	745
Marketable debt securities, non-current	-	17,886
Property and equipment, net	1,401	1,592
Operating lease right-of-use asset	5,567	6,277
Other assets	2,941	644
Total assets	$88,467	$113,290

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,504	$1,586
Accrued expenses	3,305	3,237
Operating lease liability	966	917
Total current liabilities	6,775	5,740
Operating lease liability, non-current	4,736	5,467
Total liabilities	11,511	11,207
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at September 30, 2023 and December 31, 2022, 7,991 and 8,027 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 11,364,903 and 11,267,389 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	11	11
Additional paid-in capital	267,273	262,724
Accumulated deficit	(190,163)	(159,964)
Accumulated other comprehensive income (loss)	(165)	(688)
Total stockholders’ equity	76,956	102,083
Total liabilities and stockholders’ equity	$88,467	$113,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$6,218	$3,466	$18,608	$11,819
General and administrative	4,482	4,508	13,964	15,734
Total operating expenses	10,700	7,974	32,572	27,553
Loss from operations	(10,700)	(7,974)	(32,572)	(27,553)
Other income (expense), net:
Interest and investment income	840	283	2,373	568
Other income (expense), net	840	283	2,373	568
Net loss	$(9,860)	$(7,691)	$(30,199)	$(26,985)

Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.68)	$(2.67)	$(2.40)
Weighted-average shares outstanding, basic and diluted	11,347,887	11,265,475	11,320,027	11,256,995
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	171	(8)	523	(919)
Other comprehensive income (loss)	171	(8)	523	(919)
Comprehensive Loss	$(9,689)	$(7,699)	$(29,676)	$(27,904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914

Settlement of restricted stock units	-	-	16,196	-	(72)	-	-	(72)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,565	-	-	1,565
Net Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	-	-	(10,755)	-	(10,755)

Balance at March 31, 2022	8,027	$-	11,251,927	$11	$257,933	$(104,767)	$(942)	$152,235

Settlement of restricted stock units	-	-	5,250	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	390	-	-	390
Stock-based compensation - stock options	-	-	-	-	1,552	-	-	1,552
Net Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(180)	(180)
Net loss	-	-	-	-	-	(8,539)	-	(8,539)

Balance at June 30, 2022	8,027	$-	11,257,177	$11	$259,875	$(113,306)	$(1,122)	$145,458

Settlement of restricted stock units	-	-	10,212	-	(18)	-	-	(18)
Stock-based compensation - restricted stock units	-	-	-	-	287	-	-	287
Stock-based compensation - stock options	-	-	-	-	1,150	-	-	1,150
Net Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(7,691)	-	(7,691)

Balance at September 30, 2022	8,027	$-	11,267,389	$11	$261,294	$(120,997)	$(1,130)	$139,178

Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083

Settlement of restricted stock units	-	-	39,364	-	(64)	-	-	(64)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,261	-	-	1,261
Net Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	219	219
Net loss	-	-	-	-	-	(9,045)	-	(9,045)

Balance at March 31, 2023	8,027	$-	11,306,753	$11	$264,235	$(169,009)	$(469)	$94,768

Settlement of restricted stock units	-	-	1,209	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	326	-	-	326
Stock-based compensation - stock options	-	-	-	-	1,292	-	-	1,292
Net Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	133	133
Net loss	-	-	-	-	-	(11,294)	-	(11,294)

Balance at June 30, 2023	8,027	$-	11,307,962	$11	$265,853	$(180,303)	$(336)	$85,225

Settlement of restricted stock units	-	-	21,118	-	(27)	-	-	(27)
Stock-based compensation - restricted stock units	-	-	-	-	275	-	-	275
Stock-based compensation - stock options	-	-	-	-	1,172	-	-	1,172
Conversion of Series 1 Convertible Preferred Stock to Common Stock	(36)	-	35,823	-	-	-	-	-
Net Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	171	171
Net loss	-	-	-	-	-	(9,860)	-	(9,860)

Balance at September 30, 2023	7,991	$-	11,364,903	$11	$267,273	$(190,163)	$(165)	$76,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(30,199)	$(26,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,640	5,258
Operating lease right-of-use asset	711	1,024
Depreciation	234	173
Amortization of premium (Accretion of discount) on marketable debt securities	(331)	1,029
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,919)	(433)
Other assets	(2,297)	131
Accounts payable	918	(498)
Accrued expenses	68	(135)
Operating lease liabilities	(682)	(995)
Net cash used in operating activities	(28,857)	(21,431)

Cash flows from investing activities:
Purchase of marketable debt securities	(12,186)	(14,428)
Proceeds from maturity and redemption of marketable debt securities	50,820	47,837
Purchase of property and equipment	(45)	(114)
Net cash provided by investing activities	38,589	33,295

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(91)	(90)
Net cash used in financing activities	(91)	(90)

Net increase (decrease) in cash and cash equivalents and restricted cash	9,641	11,774
Cash and cash equivalents and restricted cash - beginning of year	24,872	36,469
Cash and cash equivalents and restricted cash - end of period	$34,513	$48,243

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33,768	$47,498
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$34,513	$48,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1.	Organization and Nature of the Business

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of non-muscle invasive bladder cancer, or NMIBC and lymphatic malformations, or LMs. The third program in the portfolio is Intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy in development for patients receiving parenteral nutrition, or PN.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2022 and 2021 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

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

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$33,213	$-	$-	$33,213
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	40,266	-	40,266
Total	$33,958	$40,266	$-	$74,224

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

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities.

4.	Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses(a)	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$40,431	$-	$(165)	$40,266
Total	$40,431	$-	$(165)	$40,266

(a)	The unrealized loss of $165 is comprised of bonds with losses sustained for greater than 12 months of $77 and of bonds with losses sustained for less than 12 months of $88.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$60,790	$-	$(547)	$60,243
Corporate bonds - presented in marketable debt securities, non-current	18,027	-	(141)	17,886
Total	$78,817	$-	$(688)	$78,129

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. The amount of realized gains and losses reclassified into earnings have not been material to the Company’s condensed consolidated statements of operations and comprehensive loss.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at September 30, 2023 was 7 months or less. There were no sales of securities in the periods presented.

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

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. For the period ended September 30, 2023, it was determined that none of the unrealized loss is related to expected credit losses as the Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, the entire portfolio is held with investment grade high credit quality institutions. The Company intends to continue investing only in such securities. Expected credit losses, if they existed, would be recognized in other income (expense), net within the Company’s condensed consolidated statements of operations and comprehensive loss. The remaining unrealized losses, not related to credit losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity within the Company’s condensed consolidated balance sheets.

Investment Income

Investment income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$710	$557	$2,025	$1,598
Dividend income	2	-	6	-
Accretion of discount (amortization of premium), net	128	(274)	342	(1,030)
Total interest and investment income	$840	$283	$2,373	$568

5.	Prepaid Expenses and Other Current Assets

Included in the Company’s prepaid expenses and other current assets within the condensed consolidated balance sheets are:

	As of
	September 30, 2023	December 31, 2022
Prepaid insurance	$374	$288
Prepaid research and development	2,914	569
Prepaid software	80	122
Accrued interest on marketable debt securities	279	486
Other prepaid expenses	130	184
Other current assets	2	127
Total	$3,779	$1,776

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6.	Accrued Expenses

Included in the Company’s accrued expenses within the condensed consolidated balance sheets are:

	As of
	September 30, 2023	December 31, 2022
Employee costs	$1,513	$2,543
Research and development costs	1,711	512
Other expenses	81	182
Total	$3,305	$3,237

7.	Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities was $995 during each of the nine months ended September 30, 2023 and 2022.

The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost	2023	2022	2023	2022
Operating lease cost	$341	$342	$1,024	$1,024
Short-term lease cost	-	-	-	3
Total	$341	$342	$1,024	$1,027

Variable lease expense for the three and nine months ended September 30, 2023 and 2022, respectively, was not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of September 30, 2023

Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	58

As of September 30, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2023 (excluding the nine months ended September 30, 2023)	$332
2024	1,327
2025	1,395
2026	1,429
2027	1,429
Thereafter	805
Total operating lease payments	6,717
Less: imputed interest	1,015
Present value of future minimum lease payments	$5,702

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8.	Commitments and Contingencies

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

Common Stock

As of September 30, 2023 and December 31, 2022, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,364,903 and 11,267,389 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 7,991 and 8,027 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

During August 2023, approximately 36 shares of Series 1 Convertible Preferred Stock were converted into 35,823 shares of common stock.

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

As of September 30, 2023, 160,625 shares remain available to be issued under the 2020 Inducement Plan.

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

On January 1, 2023, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, as amended, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 861,933 shares to 3,563,303 shares. As of September 30, 2023, 544,137 shares remain available to be issued under the Amended and Restated 2014 Plan, as amended.

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

On January 1, 2023, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 39,087 shares. As of September 30, 2023, the authorized number of shares under the 2014 ESPP was 39,087 and the number of shares available for issuance was 39,087. During the nine months ended September 30, 2023 and 2022, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	196,838	$12.49
Granted	165,100	3.02
Forfeited	(30,431)	4.36
Vested	(94,528)	12.16
Non-vested as of September 30, 2023	236,979	$7.07

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of September 30, 2023, the unamortized value of RSUs was $863. As of September 30, 2023, the weighted average remaining amortization period was 1.8 years. As of September 30, 2023 and December 31, 2022, 289,500 RSUs have vested that have not yet been settled into shares of the Company’s common stock.

During the nine months ended September 30, 2023, the Company issued 61,691 shares of the Company’s common stock from the net settlement of 94,528 RSUs. The Company paid $91 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,828,329	$14.23	8.16	$-
Granted	1,267,900	3.04	-	-
Exercised	-	-	-	-
Forfeited	(153,650)	6.93	-	-
Expired	(9,054)	14.39	-	-
Outstanding as of September 30, 2023	2,933,525	$9.77	8.05	$-

Vested and expected to vest at September 30, 2023	2,933,525	$9.77	8.05	$-
Exercisable as of September 30, 2023	1,198,035	15.93	6.81	-

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2023 and 2022 was $2.40 and $5.04, respectively. As of September 30, 2023, there was approximately $6,819 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.73 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	$275	$287	$915	$991
Stock options	1,172	1,150	3,725	4,267
Total	$1,447	$1,437	$4,640	$5,258

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$419	$361	$1,233	$1,150
General and administrative	1,028	1,076	3,407	4,108
Total	$1,447	$1,437	$4,640	$5,258

11.	Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(9,860)	$(7,691)	$(30,199)	$(26,985)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	11,347,887	11,265,475	11,320,027	11,256,995
Net loss per share attributable to common stockholders, basic and diluted	(0.87)	(0.68)	$(2.67)	$(2.40)

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

	As of September 30,
	2023	2022
Stock options issued and outstanding	2,933,525	1,862,358
Restricted stock units issued and outstanding	526,479	493,938
Conversion of Series 1 Convertible Preferred Stock	7,993,217	8,029,039
Total potentially dilutive shares	11,453,221	10,385,335

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

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan and Taiwan for LMs and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and are exploring its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan and Taiwan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

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

The ongoing open-label expansion trial, or ADVANCED-1EXP, is evaluating intravesical TARA-002 at the 40KE dose in up to 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients. Dosing is progressing on schedule in the trial, and we anticipate having preliminary data from the trial in the first half of 2024.

Based on the preliminary results of ADVANCED-1, we are proceeding with the clinical development of TARA-002 for the treatment of NMIBC. In September 2023, we initiated ADVANCED-2, a Phase 2 open-label trial evaluating intravesical TARA-002 in up to 102 patients with high-grade CIS. Cohort A of the Phase 2 trial is expected to enroll 27 patients with CIS (± Ta/T1), BCG-Naïve or BCG-experienced, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75 patients with BCG-unresponsive CIS (± Ta/T1).

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

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease designation for TARA-002 for the treatment of LMs and in May 2022 the European Medicines Agency granted orphan drug designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an investigational new drug application for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. In October 2023, we initiated STARBORN-1, a Phase 2 clinical trial of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs.

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

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, in development for patients receiving parenteral nutrition, or PN. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for patients on PN. We have conducted a two-part prevalence study to enhance our understanding of the PN patient population. The first part of the prevalence study was completed in September 2021, when we reported results of the retrospective part of the prevalence study, which supported the significant unmet medical need in patients dependent on PN. We are concluding the second, or prospective part, of the prevalence study, which is a multi-center, cross-sectional observational study that assessed the prevalence of choline deficiency in patients dependent on PN. We continue to engage with the FDA and plan to take into account, among other relevant factors we deem appropriate, regulatory feedback and the results of the prevalence study to determine the next steps for the development program.

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

Since inception, we have incurred significant operating losses. As of September 30, 2023, we had an accumulated deficit of approximately $190.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2023, we had approximately $74.0 million in cash, cash equivalents, and marketable debt securities.

COVID-19 and Related Macroeconomic Conditions

The COVID-19 pandemic and any resurgences, as well as related macroeconomic conditions, such as supply chain shortages, inflation, sustained elevated interest rates and economic volatility have, and any future global public health crisis may have, an impact on our results of operations. We will continue to monitor whether such conditions would have a material impact on our operations, liquidity and capital resources. Further, sustained elevated interest rates have, in part, disrupted the capital markets, which may lead to a recession or market correction that could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions, inflation, and/or continued sustained elevated interest rates could materially affect our business and the value of our common stock.

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

General and Administrative

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, in executive and other administrative functions. Other general and administrative expenses also include professional fees for legal, intellectual property matters, consulting and accounting services, information technology, facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	For The Three Months Ended September 30,		Period-to- Period
	2023	2022	Change
Operating expenses:
Research and development	$6,218	$3,466	$2,752
General and administrative	4,482	4,508	(26)
Total operating expenses	10,700	7,974	2,726
Loss from operations	(10,700)	(7,974)	(2,726)
Other income (expense), net:
Interest and investment income	840	283	557
Other income (expense), net	840	283	557
Net Loss	$(9,860)	$(7,691)	$(2,169)

Research and Development Expenses. During the three months ended September 30, 2023, our research and development expenses were approximately $6.2 million, which represented an increase of approximately $2.8 million as compared to the three months ended September 30, 2022. This was primarily due to an increase in expenses related to non-clinical and clinical trial activities for TARA-002 of $2.2 million as well as $0.4 million of increased employee expenses inclusive of stock-based compensation.

General and Administrative Expenses. During each of the three months ended September 30, 2023 and September 30, 2022 our general and administrative expenses were approximately $4.5 million.

Other Income (Expense), Net. During the three months ended September 30, 2023, our other income (expense), net was approximately $0.8 million, which represented an increase of approximately $0.6 million as compared to the three months ended September 30, 2022 due primarily to higher market interest rates obtained from the corporate debt securities held as marketable securities.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	For The Nine Months Ended September 30,		Period-to- Period
	2023	2022	Change
Operating expenses:
Research and development	$18,608	$11,819	$6,789
General and administrative	13,964	15,734	(1,770)
Total operating expenses	32,572	27,553	5,019
Loss from operations	(32,572)	(27,553)	(5,019)
Other income (expense), net:
Interest and investment income	2,373	568	1,805
Other income (expense), net	2,373	568	1,805
Net Loss	$(30,199)	$(26,985)	$(3,214)

Research and Development Expenses. During the nine months ended September 30, 2023, our research and development expenses were approximately $18.6 million, which represented an increase of approximately $6.8 million as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in expenses related to non-clinical and clinical trial activities for TARA-002 of $6.1 million as well as an increase of $0.6 million in employee expenses.

General and Administrative Expenses. During the nine months ended September 30, 2023, our general and administrative expenses were approximately $14.0 million, which represented a decrease of approximately $1.8 million as compared to the nine months ended September 30, 2022. This decrease was primarily due to a reduction of $1.1 million in employee related expenses (including $0.7 million of stock-based compensation) and $1.0 million resulting from a reduction in directors and officers liability insurance premiums. These costs were partially offset by an increase of $0.4 million related to market development activities.

Other Income (Expense), Net. During the nine months ended September 30, 2023, our other income (expense), net was approximately $2.4 million, which represented an increase of approximately $1.8 million as compared to the nine months ended September 30, 2022 due primarily to higher market interest rates obtained from the corporate debt securities held as marketable securities.

Liquidity and Capital Resources

Overview

As of September 30, 2023 and December 31, 2022, our cash, cash equivalents, and marketable debt securities were $74.0 million and $102.3 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $9.9 million and $7.7 million for the three months ended September 30, 2023 and 2022, respectively, and $30.2 million and $27.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had working capital of approximately $71.0 million and stockholder’s equity of approximately $77.0 million. During the nine months ended September 30, 2023, net cash flows used in operating activities were approximately $28.9 million, consisting primarily of a net loss of approximately $30.2 million including non-cash expenses of approximately $5.2 million, as well as working capital adjustments of $3.9 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Specifically, higher, and potentially increasing interest rates could impact our access to capital, and could in the future negatively affect our liquidity. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock. Further, recent rises in interest rates have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the pharmaceutical industry and those that have no current or near-term revenue.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022 (in thousands):

	For The Nine Months Ended September 30,		Period-to- Period
	2023	2022	Change

Net cash used in operating activities	$(28,857)	$(21,431)	$(7,426)
Net cash provided by/(used in) investing activities	38,589	33,295	5,294
Net cash used in financing activities	(91)	(90)	(1)
Net decrease in cash and cash equivalents, and restricted cash	$9,641	$11,774	$(2,133)

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net cash used in operating activities was $28.9 million for the nine months ended September 30, 2023 compared to $21.4 million for the nine months ended September 30, 2022. The increase of $7.4 million in cash used in operating activities was primarily driven by an increase in net loss of $3.2 million which includes a $2.2 million decrease in non-cash items including stock-based compensation, operating lease right-of-use asset, depreciation, and amortization of premium on marketable debt securities and a $2.0 million increase in working capital adjustments, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers.

Net cash provided by investing activities was $38.6 million for the nine months ended September 30, 2023 compared to $33.3 million for the nine months ended September 30, 2022. The increase of $5.3 million resulted primarily from an increase in proceeds from the maturity of marketable debt securities of $3.0 million as well as a decrease in purchases of marketable debt securities of $2.2 million.

Net cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development and regulatory approval of our product candidates, including of TARA-002 and IV Choline Chloride. The clinical success of TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 and 1b/2 clinical trials of TARA-002 in NMIBC and our planned Phase 2 clinical trial of TARA-002 in LMs, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	the results of our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride; and

●	the existence of a regulatory environment conducive to the successful development of TARA-002 and IV Choline Chloride, including in the event of a potential or actual government shutdown affecting Federal agencies such as the FDA which could impact the FDA’s ability to timely review and process regulatory submissions.

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

Our clinical development of TARA-002 in NMIBC includes clinical trial sites outside the United States and we may in the future choose to conduct one or more of our full clinical trials outside of the United States. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusions. Where data from foreign clinical trials or clinical trial sites are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

TARA-002 is an immunopotentiator, and one indication that we are pursuing is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs and it is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co. Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin. Additional product candidates in development include Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, Theralase Technologies Inc.’s Ruvidar, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

There are no treatments currently available for patients on PN who are choline-deficient. IV Choline Chloride is the only sterile injectable form of choline chloride that can be combined with parenteral nutrition. Further, the U.S. Patent and Trademark Office, or USPTO, issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041.

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

Part of our strategy is to in-license and acquire product candidates and we may engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we complete could harm our business, financial condition, operating results and prospects.

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

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism and war that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster .

Our office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we have expanded our clinical development of TARA-002 in NMBIC to clinical trial sites outside the United States, including in Ukraine and in other countries in Europe and may expand to other geographies, such as Asia. If political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients at such sites could be disrupted by geopolitical events, including civil or political unrest, such as the current ongoing conflict between Russia and Ukraine. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the research, development, regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

Risks Related to Our Common Stock

We expect our stock price to be highly volatile.

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2023 to November 1, 2023 has ranged from a low of $3.91 to a high of $1.20. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

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

In the ordinary course of our business, we may collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, Process, proprietary, confidential and sensitive information, including personal data (including, key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties, or collectively, Sensitive Information.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

PROTARA THERAPEUTICS, INC.

Date: November 3, 2023	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)