Form 10-K
period 2023-12-31
Protara Therapeutics, Inc.
filed 2024-03-13
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2023 of $2.39 per share.

As of March 8, 2024, 11,433,837 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2024 are incorporated by reference into Part III of this report.

PROTARA THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2023

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

We are conducting a Phase 1 open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with carcinoma in situ, or CIS, and high-grade papillary tumors, or Ta, known as the ADVANCED-1 trial. In the initial dose escalation phase of the trial, patients received six weekly intravesical doses of TARA-002, evaluating the 10KE, 20KE and 40KE doses (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial). The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended Phase 2 dose. In April 2023, we announced positive preliminary data from the Phase 1a dose escalation component of the ongoing ADVANCED-1 trial through the 40KE dose, in which TARA-002 indicated favorable tolerability and anti-tumor activity in NMIBC patients. A maximum tolerated dose was not determined, and dose escalation remains ongoing in exploratory cohorts.

Preliminary data from the ADVANCED-1 trial suggested that intravesical TARA-002 was generally well tolerated at the three dose levels evaluated in the initial phase of the trial, and no dose limiting toxicities were observed. The Company has selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and treatment-related adverse events, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying, and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the dose escalation portion of the study through the 40KE dose. Of those, three patients with CIS, one of whom was a heavily pre-treated BCG-unresponsive patient, achieved a complete response at the 20KE dose, and tumor regression was observed in the other two patients. Results from six patients with high-grade, non-invasive papillary, or HGTa, tumors showed five of six patients with high-grade recurrence free survival, or HGRFS, at week 12. The patient who did not achieve HGRFS was dosed at 10KE, the lowest dose of TARA-002 offered in the trial.

The ongoing open-label expansion trial, or ADVANCED-1EXP, is evaluating intravesical TARA-002 at the 40KE dose in up to 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients. Dosing is progressing in the trial, and we anticipate having preliminary data from this trial in the first half of 2024.

Based on the preliminary results of ADVANCED-1, we are proceeding with the clinical development of TARA-002 for the treatment of NMIBC. In September 2023, we initiated ADVANCED-2, a Phase 2 open-label trial evaluating intravesical TARA-002 in at least 102 patients with high-grade CIS. Cohort A of the Phase 2 trial is expected to enroll 27 patients with CIS (± Ta/T1), BCG-Naïve or BCG-experienced, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75-100 patients with BCG-unresponsive CIS (± Ta/T1). The Company expects to share preliminary results from a pre-planned risk-benefit analysis of the ongoing Phase 2 open-label ADVANCED-2 trial in the second half of 2024. The analysis is expected to include approximately 10 patients who are six-month evaluable.

In addition, we continue to conduct pre-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. We use pre-clinical data to help us define other cancer targets for TARA-002, both within urothelial cancer and other types of cancer affecting different parts of the body.

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

In October 2023, we initiated STARBORN-1 is a Phase 2 single-arm, open-label, prospective clinical trial to evaluate the safety and efficacy of intracystic injection of TARA-002 for the treatment of macrocystic and mixed-cystic LMs (≥ 50% macrocystic disease) in participants six months to less than 18 years of age. Including an age de-escalation safety lead-in, the trial will enroll approximately 30 patients who will receive up to four injections of TARA-002 spaced approximately six weeks apart.

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed-cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, for patients receiving parenteral nutrition, or PN. The FDA has granted IV Choline Chloride Orphan Drug Designation for the prevention of choline deficiency in PN patients. We have conducted a two-part prevalence study to enhance our understanding of the PN patient population. The first, or retrospective, part of the prevalence study was completed in September 2021, when we reported results that supported that there was a significant unmet medical need in patients dependent on PN. We have concluded the second, or prospective part, of the prevalence study, which is a multi-center, cross-sectional observational study that assessed the prevalence of choline deficiency in patients dependent on PN. We shared these results with the FDA to inform our discussion on next steps for the IV Choline Chloride program. There are currently no IV formulations of choline available or in development for PN patients.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. Neither TARA-002 nor IV Choline Chloride have been approved for use for any indications. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Our Product Candidate Pipeline

The following chart summarizes the current status of our product candidate pipeline:

*	TARA-002 Granted Rare Pediatric Disease Designation for the treatment of LMs

**	Granted Orphan Drug Designations by the U.S. FDA

Our Corporate Strategy:

We are an oncology and rare disease company focused on applying modern scientific advancements to established mechanisms to deliver efficient de-risked clinical programs. Leveraging the drug development and commercialization experience of our management team, our goal is to build a leading biopharmaceutical company focused on bringing life-saving therapies to patients with significant unmet needs. Our current key initiatives are listed below:

1. Progress clinical program supporting TARA-002 for the treatment of NMIBC

Complete the ongoing Phase 1 expansion ADVANCED-1EXP clinical trial to further assess the safety and tolerability of TARA-002 in patients with high-grade NMIBC, and progress the Phase 2 ADVANCED-2 clinical trial to assess the safety and anti-tumor activity of TARA-002 in both BCG-unresponsive and BCG-naïve NMIBC patients with CIS.

2. Progress the Phase 2 clinical trial of TARA-002 in patients with macrocystic and mixed-cystic LMs

Based on the robust dataset for the originator product OK-432 in LMs and the full Clinical Study Report, or CSR, of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa, we are encouraged by the potential for TARA-002 to treat patients with LMs. We initiated the STARBORN-1 Phase 2 trial evaluating TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs and expect to progress the initial safety lead-in cohorts of the trial this year.

3. Align with the FDA on the path forward for IV Choline Chloride for patients receiving PN

We continue to engage with the FDA to define a path forward for IV Choline Chloride, including understanding the requirements for registrational clinical data needed for a potential NDA filing for approval.

4. Explore opportunities to expand our pipeline of uses for TARA-002 alone and in combination with other therapies

We are exploring the use of TARA-002 in combination with other therapies and are working to identify additional opportunities to develop TARA-002 in indications beyond NMIBC and LMs. We are conducting non-clinical experiments and modeling to better characterize the potential benefits of combination therapy with TARA-002, particularly in NMIBC. In addition, our leadership team has a strong track record of licensing, acquiring and optimizing product candidates and we intend to leverage this skill set to identify potential combination opportunities for TARA-002, in NMIBC and other oncology indications. The immunological activity of TARA-002’s originator product, OK-432, has been effectively interrogated in patients in numerous indications. We plan to continue to carefully evaluate the case reports and the literature and perform non-clinical characterization studies to better understand the mechanism of action of TARA-002 and its potential activity in indications beyond NMIBC and LMs in which there is unmet need.

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

We entered into an agreement with Chugai Pharmaceutical in June 2019, as amended in July 2020, to support our development of TARA-002. The agreement provides us with exclusive access to certain materials and documents relating to OK-432 including the master cell bank of Streptococcus pyogenes used in the manufacturing of OK-432. Additionally, the agreement provides technical support during a certain period. We have utilized the materials, proprietary manufacturing process and technical support provided by Chugai Pharmaceutical to produce TARA-002 at a current Good Manufacturing Practices-, or cGMP-, compliant facility in the United States. Under the agreement with Chugai Pharmaceutical, we have sole responsibility for the development and commercialization of TARA-002 worldwide, excluding Japan and Taiwan. This agreement is exclusive through June 17, 2030, or following any termination of the agreement by either party.

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

We are developing TARA-002 for the treatment of NMIBC and LMs initially in the United States, and plan to also seek approval in Europe and other regions in the future and may also explore additional indications where its utility as an immunopotentiator has been hypothesized to be of therapeutic benefit.

TARA-002 in NMIBC

Disease Overview

Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. NMIBC is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. There are three subtypes of NMIBC: Ta (non-invasive papillary carcinoma), Tis (CIS), and T1 (carcinoma invading the lamina propria). Among the types of NMIBC, Ta accounts for most NMIBC cases (70%), whereas T1 and CIS account for 20% and 10%, respectively.

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

Treatment

Treatment for NMIBC is typically targeted to reduce unresectable persistence, recurrence after resection and to prevent disease progression to muscle-invasive bladder cancer. The initial treatment for NMIBC includes cystoscopy and complete transurethral resection of the bladder tumor, or TURBT, for papillary Ta or T1, or biopsy for CIS. A single postoperative instillation of intravesical chemotherapy is recommended in patients with low risk of progression, and for patients with intermediate and high-risk disease, a longer course of intravesical therapy is administered. The most efficacious intravesical agent to date has been BCG, a live attenuated form of Mycobacterium bovis. BCG has been the subject of multiple supply shortages in the US in the past decade due to the inability to meet demand to treat the large population of patients with NMIBC. There has been a significant increase in bladder cancer recurrence and progression with an escalated number of patients who require cystectomy. As such, with the current BCG shortage and limited effective alternate therapies or dosing strategies, there continues to be a significant unmet need for treatment options for patients with NMIBC.

Clinical Development

We are currently conducting our ADVANCED-1EXP and ADVANCED-2 clinical trials.

ADVANCED-1EXP, an open-label expansion trial, is evaluating intravesical TARA-002 at the 40KE dose in up to 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients. Dosing is progressing in the trial, and we anticipate having preliminary data from the trial in the first half of 2024.

ADVANCED-2 is a Phase 2 open-label trial evaluating intravesical TARA-002 in at least 102 patients with high-grade CIS. Cohort A of the Phase 2 trial is expected to enroll 27 patients with CIS (± Ta/T1), BCG-Naïve or BCG-experienced, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75-100 patients with BCG-unresponsive CIS (± Ta/T1). The Company expects to share preliminary results from a pre-planned risk-benefit analysis of the ongoing Phase 2 open-label ADVANCED-2 trial in the second half of 2024. The analysis is expected to include approximately 10 patients who are six-month evaluable.

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

Regulatory Interactions

In October 2021, we announced that the Office of Tissues and Advanced Therapies Division, or the OTAT Division, of the FDA’s Center for Biologics Evaluation and Research, or CBER, cleared our Investigational New Drug application for TARA-002 in NMIBC. We have had ongoing dialogue with the FDA to align on trial design of ADVANCED-1 and ADVANCED-2, as well as the potential combination trial we may pursue with TARA-002 in NMIBC.

Manufacturing

We manufacture TARA-002 using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a cGMP-compliant contract development and manufacturing organization, or CDMO, to manufacture TARA-002.

TARA-002 in LMs

Disease Overview

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

Clinical Development

Historical Data on OK- 432, predecessor therapy to TARA-002

When TARA-002 is administered, it is hypothesized that innate and adaptive immune cells within the cyst or tumor are activated and produce a strong immune cascade. Neutrophils, monocytes, and lymphocytes infiltrate the abnormal cells and various cytokines, including interleukins IL-2, IL-6, IL-10, IL-12, interferon, or IFN,-gamma, and tumor necrosis factor, or TNF,-alpha are secreted by immune cells to induce a strong inflammatory reaction and destroy the abnormal cells. In concert, these immune activities induce a strong local inflammatory reaction in the cyst wall, resulting in fluid drainage, shrinkage and fibrotic adhesion of the cyst.

A randomized, Phase 2 clinical trial led by the University of Iowa studied the use of OK-432 in patients with LM from 1998 to 2005. Most eligible subjects were between 6 months and 18 years of age with macrocystic or mixed-cystic LMs (with ≥ 50% macrocytic disease) of the head and/or neck. There were three treatment groups: immediate treatment, or ITG, delayed treatment, or DTG, and open label treatment group. The immediate treatment group received treatment with OK-432 upon diagnosis. The delayed treatment group received OK-432 treatment following a six-month observation period; the cross-over design was intended to investigate spontaneous resolution. The open-label treatment group included infants younger than six months of age, adults older than 18 years of age, patients with LMs involving sites other than the head and neck (such as the axilla, thorax, and extremities), and patients treated on an emergent basis. The open label treatment group were treated immediately with OK-432. Response to therapy was measured by quantitating change in lesion size. Clinical success was defined as a complete (90% to 100%) or substantial (60% to 89%) response to treatment based on radiographically confirmed shrinkage in lesions.

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

TARA-002 Clinical Development

We have an open investigational new drug application, or IND, for LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division. In October 2023, we initiated the STARBORN-1 trial, a Phase 2 single arm, open-label clinical trial to evaluate the safety and efficacy of TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs. The trial design includes a safety lead-in phase followed by an expansion phase.

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

The robust dataset for OK-432 in LMs has informed our development of TARA-002. At the FDA’s request, we submitted the full CSR of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa to our open IND with the Vaccines Division. We incorporated feedback from the Vaccines Division on the protocol for our ongoing Phase 2 clinical trial evaluating TARA-002 in LMs.

Manufacturing

We manufacture TARA-002 using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. We have contracted a cGMP-compliant CDMO, to manufacture TARA-002.

IV Choline Chloride for PN Patients

IV Choline Chloride is an IV substrate therapy in development for patients receiving PN.

Choline is a known important substrate for phospholipids, a source of methyl groups needed for many steps in metabolism and plays important roles in modulating gene expression, cell membrane signaling, lipid transport and metabolism, liver health, brain development and neurotransmission, muscle function and bone health. The only way to reliably replenish choline is through exogenous consumption. Patients receiving PN cannot sufficiently absorb adequate levels of choline and available PN components do not contain sufficient amounts of choline to correct this deficit. The use of choline for PN patients is included in key professional medical society recommendations, including the American Society for Parenteral and Enteral Nutrition, or ASPEN. IV Choline Chloride has been granted Orphan Drug Designation, or ODD, by the FDA for the prevention of choline deficiency in PN patients.

We have entered into a license agreement with Dr. Alan Buchman for exclusive rights to the IND, ODD and other regulatory assets related to IV Choline Chloride, as well as exclusive rights to the data from previously conducted Phase 1 and Phase 2 clinical trials led by Dr. Buchman.

The results of Dr. Buchman’s randomized, controlled, Phase 2 clinical trial demonstrated that treatment with IV Choline Chloride resulted in normalization of plasma-free choline concentrations, improvement of hepatic steatosis, and statistically significant improvement in cholestasis in patients dependent on PN.

Disease Overview

PN is a medication used to manage and treat malnourishment and is indicated when there is impaired gastrointestinal function and contraindications to enteral nutrition. Currently, PN typically consists of carbohydrate (typically derived from dextrose), fat (lipid emulsion with essential fatty acids), protein (in the form of a balanced free amino acid solution), electrolytes, trace elements, and most vitamins and essential nutrients known to be required by the human body, with the notable exception of choline. The American Society for Parenteral and Enteral Nutrition and the Academy of Nutrition and Dietetics’ Dietitians in Nutrition Support both recommend that choline be required in PN products (Vanek et al., 2012); however, there are currently no FDA approved intravenous choline chloride products. Humans can produce choline endogenously in the liver, but the amount that the body naturally synthesizes is not sufficient to meet human needs, making it an essential nutrient. As a result, humans must obtain choline from their diets. The development of IV Choline Chloride is intended to restore circulating choline to physiologic concentrations in patients who are dependent on PN.

Clinical Development

In Dr. Buchman’s Phase 2 randomized, double-blind, controlled 24-week clinical trial, patients (n=15) receiving nightly PN for > 85% of their nutritional needs (for at least 12 weeks prior to entry) were randomized to receive via IV infusion (10-12 hours) their usual PN with placebo (n = 8), or PN to which 2g IV Choline Chloride was added (n = 7).

In the IV Choline Chloride group, mean choline levels were within or greater than the estimated normal range (i.e., 6.7 to 26.9 nmol/mL) throughout the 24-week trial and quickly returned to baseline levels when treatment was discontinued.

Preclinical Development

Table 1. Preclinical Studies Conducted by us for IV Choline Chloride

Study Type	Brief Description
In vitro protein binding	Evaluation of Protein Binding by Choline Chloride in Plasma Using Rapid Equilibrium Dialysis
In vitro cardiac ion channel study	In Vitro Assessment of the Effect of Choline on Currents Mediated by hERG, Cav1.2, and Peak and Late Nav1.5 Channels Expressed in Human Embryonic Kidney, or HEK, Cells
In vitro drug-drug interaction	Evaluation of Transporter Inhibition by Choline Chloride in Transporter-Transfected HEK293 Cells
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

Regulatory Interactions

We continue to engage with the FDA and plan to use both regulatory feedback and results from the prevalence study to inform next steps for the IV Choline Chloride development program.

Manufacturing

We have contracted a CDMO, to manufacture IV Choline Chloride. Our end-to-end manufacturing of IV Choline Chloride is conducted in the United States by a cGMP-compliant CDMO.

Collaborations and License Agreements

Chugai Agreement

On June 17, 2019, we entered into an agreement, or the Chugai Agreement, with Chugai Pharmaceutical, a company organized and existing under the laws of Japan. Chugai Pharmaceutical has developed and commercialized a therapeutic product, OK-432, or Existing Product, in Japan and Taiwan, or the Chugai Territory, and owns and controls certain materials and documents related to the Existing Product, or the Chugai Materials. Pursuant to the Chugai Agreement, Chugai Pharmaceutical has provided us with certain materials and documents relating to the Existing Product and has provided certain technical services to us for our development and commercialization. This pertains to territories other than the Chugai Territory, or the Protara Territory, of a new therapeutic product, or the New Product or TARA-002, comparable to the Existing Product. Under the Chugai Agreement, Chugai Pharmaceutical will exclusively provide the Existing Product and Chugai Materials to us and will not provide the Existing Product or Chugai Materials to any third parties during the Chugai Service Period, other than for medical, compassionate use and/or non-commercial research purposes. Additionally, beginning on the effective date of the Chugai Agreement and ending on the fifth anniversary of such date or upon the termination of the Chugai Agreement, whichever comes earlier, Chugai Pharmaceutical will not provide Chugai Materials or technical support to any third-party for the purpose of development and commercialization in the Protara Territory of a therapeutic product comparable to the Existing Product. We are responsible, at our sole cost and expense, for the development and commercialization of the New Product in the Protara Territory.

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

We granted Chugai Pharmaceutical a right of first refusal on terms to be negotiated between the parties for a license related to the New Product-relevant information, data and documentation and inventions to develop and commercialize the New Product in the Chugai Territory. We will be responsible for manufacturing and supplying, or causing our CDMO to manufacture and supply, the New Product to Chugai Pharmaceutical.

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

License Agreement

On December 22, 2017, we entered into a license agreement, or the License Agreement, with The Feinstein Institute for Medical Research, a not-for-profit corporation organized and existing under the laws of New York, or the Institute. The Institute owns, by assignment, a U.S. patent related to the treatment of fatty liver disease in humans. Pursuant to the License Agreement, the Institute granted us an exclusive, worldwide license, with the right to grant sublicenses to non-affiliate third parties, to develop, make, have made, use, sell, offer for sale and import certain products for use in the field of fatty liver disease in humans receiving total parenteral nutrition, by administering, as monotherapy, a pharmaceutical composition comprising intravenous choline, wherein the fatty liver disease is selected from intestinal failure-associated liver disease, or IFALD, non-alcoholic fatty liver, non-alcoholic steatohepatitis, or NASH, NASH-associated liver fibrosis, or non-alcoholic cirrhosis. Notwithstanding the exclusive rights granted to us, the Institute will retain the right to make, use and practice such patents in its own laboratories solely for non-commercial scientific purposes and for continued non-commercial research.

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

We agreed to make certain one-time milestone payments in the aggregate amount of $375,000 upon the achievement of certain regulatory approval milestones, of which $100,000 was paid on January 28, 2020 upon us having consummated certain private placements.

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

IV Choline Chloride:

With respect to IV Choline Chloride, we have acquired an exclusive, worldwide license to U.S. Patent 8,865,641 B2 from the Feinstein Institute for Medical Research providing protection in the United States until 2035. The patent applies to a method of treating a fatty liver disease in a subject. In particular, the method comprises administering to the subject an effective amount of a cholinergic pathway stimulating agent, wherein the fatty liver disease is selected from non-alcoholic fatty liver, alcoholic fatty liver, NASH, alcoholic steatohepatitis, or ASH, NASH-associated liver fibrosis, ASH-associated liver fibrosis, non-alcoholic cirrhosis and alcoholic cirrhosis. In addition, in April 2022, the USPTO issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041. We would expect to list such patent in the FDA’s Orange Book List of Approved Drug Products with Therapeutic Equivalence Evaluations if IV Choline Chloride is approved by the FDA.

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

TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co., Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin. Additional product candidates in development include but may not be limited to Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, Theralase Technologies Inc.’s Ruvidar, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or the AMP;

●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

●	an extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	an expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	an expansion of the entities eligible for discounts under the 340B Drug Discount Program;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	an expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

●	a requirement to report certain financial arrangements with physicians and teaching hospitals;

●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;

●	the establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and

●	a licensure framework for follow on biologic products.

There remain legal and political challenges to certain aspects of the Affordable Care Act. Starting in January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, the 2020 federal spending package permanently eliminated the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and also eliminated the health insurer tax. In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Under current legislation, the actual reduction in Medicare payments varied from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2020 and September 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which also was delayed until January 1, 2023. In January 2024, the FDA authorized the state of Florida to import certain prescription drugs from Canada, and future authorizations may occur. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, in September 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, contains substantial drug pricing reforms that will reduce drug spending by the federal government. For example, the Inflation Reduction Act of 2022 limits the prices paid by Medicare for various prescription drugs and requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. Although the effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known, the Inflation Reduction Act of 2022 could affect the prices we can charge and the reimbursement we can receive for our product candidates, if approved, thereby reducing our profitability. We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

Employees

As of December 31, 2023, we had 27 employees, 26 of whom were full-time employees and one of whom was a temporary employee. As of December 31, 2023, 17 of our employees were engaged in research and development activities and 10 of our employees were engaged in business development, legal, finance, market development, information systems, facilities, human resources or administrative support. As of December 31, 2023, all of our employees were located in the United States. None of our United States employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development and regulatory approval of our product candidates, including of TARA-002 and IV Choline Chloride. The clinical success of TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the timely and successful completion of planned and ongoing preclinical studies and clinical trials, including our ongoing Phase 1 and 2 clinical trials of TARA-002 in NMIBC and our ongoing Phase 2 clinical trial of TARA-002 in LMs, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	our prevalence study and our enhanced understanding of the PN patient population as part of our IV Choline Chloride program;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of TARA-002 and IV Choline Chloride;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to TARA-002 and IV Choline Chloride;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of TARA-002 and IV Choline Chloride, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

●	a continued acceptable safety profile during clinical development and following approval of TARA-002 and IV Choline Chloride; and

●	the existence of a regulatory environment conducive to the successful development of TARA-002 and IV Choline Chloride, including in the event of a potential or actual government shutdown affecting Federal agencies such as the FDA, which could impact the FDA’s ability to timely review and process regulatory submissions.

If any one of these factors is not present, many of which are beyond our control, we could experience significant delays or an inability to obtain regulatory approval of TARA-002 or IV Choline Chloride.

Our clinical trials may take longer to enroll than anticipated due to competing trials or otherwise or may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could increase our costs or necessitate the abandonment or limitation of the development of the product candidate.

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

The FDA has granted fast track designation to IV Choline Chloride for the treatment of IFALD. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. We may not experience a faster development process, review or approval for the treatment of IFALD or any other indication. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

The commercial success of both TARA-002 and IV Choline Chloride, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and neither may be commercially successful even though the product is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, and successful commercialization will depend on a number of factors, including but not limited to:

●	patient demand for approved products that treat the indication for which a product is approved;

●	the safety and effectiveness of the product compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;

●	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;

●	in the case of TARA-002 for LMs, overcoming physician or patient biases toward alternative treatments for LMs;

●	insurers’ willingness to see the applicable indication as a disease worth treating;

●	proper administration;

●	patient satisfaction with the results, administration and overall treatment experience;

●	the ability to successfully commercialize TARA-002 and IV Choline Chloride in the United States and internationally, if either is approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to TARA-002 and IV Choline Chloride;

●	patient demand for approved products that treat the indication for which a product is approved;

●	limitations or contraindications, warnings, precautions or approved indications for use different than those sought by us that are contained in the final FDA-approved labeling for the applicable product;

●	any FDA requirement to undertake a Risk Evaluation and Mitigation Strategy;

●	the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;

●	adverse publicity about a product or favorable publicity about competitive products;

●	new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

●	potential product liability claims or other product-related litigation.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. There are no approved pharmacotherapies currently available for the treatment of LMs and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral formulations of various agents including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development. TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co. Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin. Additional product candidates in development include but may not be limited to Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, ImmunityBio, Inc.’s VesAnktiva in combination with BCG, CG Oncology Inc.’s CG0070, enGene Inc.’s, EG-70, Seagen Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, Theralase Technologies Inc.’s Ruvidar, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop. For example, the Trump administration and certain members of the U.S. Congress sought to repeal all or part of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, and implement a replacement program. In another example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code was eliminated beginning in 2019. Additionally, in June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, in January 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2020 and September 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. In November 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, and was effective as of January 1, 2021. As a result of litigation challenging the MFN model, in December 2021, CMS published a final rule that rescinded the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, in September 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS could take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, contains substantial drug pricing reforms that will reduce drug spending by the federal government. For example, the Inflation Reduction Act of 2022 limits the prices paid by Medicare for various prescription drugs and requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. Although the effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known, and biopharmaceutical companies and others have filed lawsuits challenging the legality of certain parts of the statute, the Inflation Reduction Act of 2022 could affect the prices we can charge and the reimbursement we can receive for our product candidates, if approved, thereby reducing our profitability. We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

We expect to rely on agreements with third parties for the successful development and commercialization of our product candidates.

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

We may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as terrorism and war that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we have expanded our clinical development of TARA-002 in NMBIC to clinical trial sites outside the United States, including in Ukraine and potentially in other countries in Europe and may expand to other geographies. If political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients at such sites could be disrupted by geopolitical events, including civil or political unrest, such as the current ongoing conflict between Russia and Ukraine. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the research, development, regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

The effects of epidemics and pandemics and their corresponding macroeconomic impacts could materially and adversely impact our business, including our clinical development plans and non-clinical research.

As a result of the COVID-19 pandemic and the associated health and safety measures that were imposed, we had and, in the event of a resurgence of the pandemic or the onset of another public health crisis, may again experience, disruptions that could severely impact our business, including but not limited to delays or difficulties in clinical trial site operations and in the enrollment, scheduling and retention of patients in our clinical trials; interruption of key manufacturing, research and clinical development and other activities; and delays or difficulties conducting and completing non-clinical studies.

In addition, macroeconomic factors, including supply chain disruptions, rising inflation and resulting increases in interest rates, which were, in part, tied to the impacts of the COVID-19 pandemic, had an impact on our operations and any future pandemic or public health crisis may have the same effects. Similarly, if banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, there could be an adverse effect on our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, any of which could have a material adverse effect on our business and financial condition.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Risks Related to Our Common Stock

We expect our stock price to be highly volatile.

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2023 to December 31, 2023 has ranged from a low of $1.13 to a high of $3.91. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program, in conjunction with our enterprise risk management assessment processes, addresses cybersecurity risks to the corporate information technology, or IT, environment including systems, hardware, software, data, people and processes.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and IT, including the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, or CSF, and processes and controls supporting data protection requirements under applicable law. We have an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies and categorizes material cyber risks. In addition, we, in conjunction with the third-party cyber risk management specialists developed a risk mitigation plan to address such cyber risks, and, where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as protecting and handling confidential information, processing of personal data, access on/off boarding, user management, acceptable use, and IT change control management to help govern the processes put in place by management designed to protect our IT assets, data and services from threats and vulnerabilities. We employ additional key practices within the cyber risk management program including, but not limited to maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access to privileged accounts, and physical security measures at our facilities. We also utilize information protection/detection systems, or IPS/IDS, including maintenance of firewalls and anti-malware tools, network and data traffic monitoring with automated alerting, ongoing cybersecurity user awareness training, industry-standard encryption protocols, formalized change management processes and critical data backups to reduce cybersecurity risk.

Cybersecurity partners, including assessors, consultants, advisors and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data and services. The cybersecurity partners provide services including, but not limited to systems inventory monitoring, configuration management, vulnerability scanning, user management, mobile device monitoring, capacity monitoring, network protection and monitoring, IPS/IDS management, remote access monitoring and management, user activity monitoring, data backups management, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

Our finance leadership team, led by our chief financial officer, in conjunction with third-party IT and cybersecurity service providers is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation and remediation of cybersecurity incidents. Our finance leadership team has experience selecting, deploying and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners. We also rely on threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making.

We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third parties that may lead to a service disruption or an adverse cybersecurity incident. This includes processes for performing third-party risk ratings and data classification mapping of current and ongoing vendors.

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk advisory services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, the emerging threat landscape, and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect and mitigate cybersecurity incidents. In addition, the Audit Committee is responsible for reporting information about such risks to the Board of Directors and material cybersecurity risks and/or events are reviewed by the Board of Directors, at least annually, as part of the our corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had and are not reasonably likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to our service delivery; however, potential vulnerabilities to known or unknown threats will still remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on Company cybersecurity risks.

Item 2. Properties.

As of December 31, 2023, we leased 10,252 square feet of space for our headquarters in New York, New York under an agreement that expires in May 2028. We leased an additional 10,098 square feet for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Our common stock

As of March 8, 2024, there were 11,433,837 shares of common stock outstanding held by approximately 17 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held in street name by brokers and other nominees.

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

We are conducting a Phase 1 open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with carcinoma in situ, or CIS, and high-grade papillary tumors, or Ta, known as the ADVANCED-1 trial. In the initial dose escalation phase of the trial, patients received six weekly intravesical doses of TARA-002, evaluating the 10KE, 20KE and 40KE doses (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial). The primary objective of the trial is to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended Phase 2 dose. In April 2023, we announced positive preliminary data from the Phase 1a dose escalation component of the ongoing ADVANCED-1 trial through the 40KE dose, in which TARA-002 indicated favorable tolerability and anti-tumor activity in NMIBC patients. A maximum tolerated dose was not determined, and dose escalation remains ongoing in exploratory cohorts.

Preliminary data from the ADVANCED-1 trial suggested that intravesical TARA-002 was generally well tolerated at the three dose levels evaluated in the initial phase of the trial, and no dose limiting toxicities were observed. The Company has selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and treatment-related adverse events, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying, and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the dose escalation portion of the study through the 40KE dose. Of those, three patients with CIS, one of whom was a heavily pre-treated BCG-unresponsive patient, achieved a complete response at the 20KE dose, and tumor regression was observed in the other two patients. Results from six patients with high-grade, non-invasive papillary, or HGTa, tumors showed five of six patients with high-grade recurrence free survival, or HGRFS, at week 12. The patient who did not achieve HGRFS was dosed at 10KE, the lowest dose of TARA-002 offered in the trial.

The ongoing open-label expansion trial, or ADVANCED-1EXP, is evaluating intravesical TARA-002 at the 40KE dose in up to 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients. Dosing is progressing in the trial, and we anticipate having preliminary data from this trial in the first half of 2024.

Based on the preliminary results of ADVANCED-1, we are proceeding with the clinical development of TARA-002 for the treatment of NMIBC. In September 2023, we initiated ADVANCED-2, a Phase 2 open-label trial evaluating intravesical TARA-002 in at least 102 patients with high-grade CIS. Cohort A of the Phase 2 trial is expected to enroll 27 patients with CIS (± Ta/T1), BCG-Naïve or BCG-experienced, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75-100 patients with BCG-unresponsive CIS (± Ta/T1). The Company expects to share preliminary results from a pre-planned risk-benefit analysis of the ongoing Phase 2 open-label ADVANCED-2 trial in the second half of 2024. The analysis is expected to include approximately 10 patients who are six-month evaluable.

In addition, we continue to conduct pre-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. We use pre-clinical data to help us define other cancer targets for TARA-002, both within urothelial cancer and other types of cancer affecting different parts of the body.

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

In October 2023, we initiated STARBORN-1 is a Phase 2 single-arm, open-label, prospective clinical trial to evaluate the safety and efficacy of intracystic injection of TARA-002 for the treatment of macrocystic and mixed-cystic LMs (≥ 50% macrocystic disease) in participants six months to less than 18 years of age. Including an age de-escalation safety lead-in, the trial will enroll approximately 30 patients who will receive up to four injections of TARA-002 spaced approximately six weeks apart.

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed-cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging.

The third development program in our portfolio is intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, for patients receiving parenteral nutrition, or PN. The FDA has granted IV Choline Chloride Orphan Drug Designation for the prevention of choline deficiency in PN patients. We have conducted a two-part prevalence study to enhance our understanding of the PN patient population. The first, or retrospective, part of the prevalence study was completed in September 2021, when we reported results that supported that there was a significant unmet medical need in patients dependent on PN. We have concluded the second, or prospective part, of the prevalence study, which is a multi-center, cross-sectional observational study that assessed the prevalence of choline deficiency in patients dependent on PN. We shared these results with the FDA to inform our discussion on next steps for the IV Choline Chloride program. There are currently no IV formulations of choline available or in development for PN patients.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. Neither TARA-002 nor IV Choline Chloride have been approved for use for any indications. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Since inception, we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of approximately $200.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2023, we had approximately $65.6 million in cash, cash equivalents, and marketable debt securities.

Financial Overview

Research and Development

Research and development expenses consist primarily of costs incurred for the development of TARA-002 and IV Choline Chloride, which include personnel-related expenses, including salaries, benefits, travel and stock-based compensation expense, expenses incurred under agreements with clinical research organizations, or CROs, contract development and manufacturing organizations, or CDMOs, the cost of acquiring, developing and manufacturing clinical trial materials, clinical and non-clinical related costs, costs associated with regulatory operations and facilities, depreciation and other expenses, which include expenses for rent and maintenance of facilities and other supplies.

General and Administrative

General and administrative expenses consist principally of personnel-related expenses, including salaries, benefits, travel and stock-based compensation expense, in executive and other administrative functions. Other general and administrative expenses also include professional fees for legal, intellectual property matters, consulting and accounting services, facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), net

Interest and investment income consists of interest and dividend income on our cash, cash equivalents and marketable debt securities and amortization of premiums and/or accretion of discounts.

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

Our critical accounting policy is the accounting for accrued research and development expenses. During the year ended December 31, 2022, goodwill was also considered a critical accounting estimate.

Research and Development Accruals

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

Goodwill was evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. We have determined that we operate as one reporting unit and had selected December 31 as the date to perform our annual impairment test. As of December 31, 2022, we elected to forego the qualitative screen and performed a quantitative annual goodwill impairment test for our single reporting unit.

As of December 31, 2022, our stock price and market capitalization declined approximately 60% from December 31, 2021. Although we believed this decline reflects the overall performance of similar life science companies with less than $250 million in market capitalizations, or microcap companies, we do not believe it reflects the progress made in advancing our product candidate pipeline. The life sciences sector, which includes pre-commercialization and therefore net operating loss generating companies, relies heavily on the capital markets to finance their operations and fund pre-clinical and clinical trials for their existing development programs. As a result of a shift in risk appetite in the overall financial markets, the availability of capital for life science companies decreased significantly in 2022. Industry reports highlighted a decline of more than 50 percent in both the number of healthcare follow-on financings as well as the amount of capital raised in 2022 compared to 2021. These challenging financing conditions had a significantly negative impact on stock prices and respective market capitalizations, particularly for microcap companies. We considered the heightened financing risk that impacted the life sciences sector during 2022 to be one of the key macroeconomic factors that led to a sustained decrease in our stock price and market capitalization leading up to our annual goodwill impairment assessment date in late 2022.

The fair value of our reporting unit was determined using an income approach based on discounted cash flows, or DCF, as we elected to forgo the qualitative screen. Determining fair value using a DCF analysis required the exercise of significant judgment with respect to several assumptions and estimates, including the amount and timing of expected future cash flows and appropriate discount rate to be applied. The expected cash flows used in the DCF analyses are based on our most recent internal long-range forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on industry benchmarks and forecasted growth rates.

The discount rate used in the DCF analysis was intended to reflect the risks inherent in the expected future cash flows of the respective programs within our portfolio. Assumptions used in the DCF analysis, including the discount rate, were assessed based on our current results and forecasted future performance, as well as macroeconomic and industry specific factors, including the aforementioned market factors influenced by financing risk discussed above.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Period -to- Period
	2023	2022	Change
Operating expenses:
Research and development	$24,989	$16,808	$8,181
General and administrative	18,624	20,737	(2,113)
Loss on impairment of goodwill	-	29,517	(29,517)
Total operating expenses	43,613	67,062	(23,449)
Loss from operations	(43,613)	(67,062)	23,449
Other income (expense), net:
Interest and investment income	3,193	1,110	2,083
Other income (expense), net	3,193	1,110	2,083
Net loss	$(40,420)	$(65,952)	$25,532

Research and development expenses. During the year ended December 31, 2023, our research and development expenses were approximately $25.0 million, which represented an increase of approximately $8.2 million as compared to the year ended December 31, 2022. This was primarily due to an increase in expenses related to clinical trial and non-clinical activities for TARA-002 of $7.3 million as well as an increase of $0.8 million in personnel-related expenses.

General and administrative expenses. During the year ended December 31, 2023, our general and administrative expenses were approximately $18.6 million, which represented a decrease of approximately $2.1 million as compared to the year ended December 31, 2022. This decrease was primarily due to a reduction of $1.6 million in personnel-related expenses (inclusive of $0.7 million of stock-based compensation) and lower premiums of $1.2 million for directors and officers liability insurance. These cost reductions were partially offset by an increase of $0.8 related to legal and market development activities.

Loss on impairment of goodwill. During the year ended December 31, 2022, we recorded a non-cash impairment charge of $29.5 million to fully impair goodwill. There was no impairment charge during the year ended December 31, 2023.

Other income (expense), net. During the year ended December 31, 2023, our other income (expense), net was approximately $3.2 million, which represented an increase of approximately $2.1 million as compared to the year ended December 31, 2022, due primarily to higher market interest rates obtained from money market funds and corporate debt securities held as marketable securities.

Liquidity and Capital Resources

Overview

As of December 31, 2023 and 2022, our cash, cash equivalents, and marketable debt securities were $65.6 million and $102.3 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $40.4 million and $66.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had working capital of approximately $62.6 million and stockholder’s equity of approximately $68.3 million. During the year ended December 31, 2023, cash flows used in operating activities were approximately $37.6 million, consisting primarily of a net loss of approximately $40.4 million, which includes non-cash activities of approximately $7.0 million, inclusive of $6.1 million in stock-based compensation charges, as well as working capital adjustments of $4.1 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements and underwritten offerings.

Liquidity

On November 3, 2023, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in November 2023. The Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $300 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. No securities have been sold to date under the Shelf Registration Statement. For so long as the public float of our common stock held by non-affiliates is below $75 million, our ability to use the Shelf Registration Statement will be limited by “baby shelf” rules, which limit us to sales in an amount not to exceed one-third of such public float. Such amounts may not be adequate for meeting our capital needs.

We are in the business of developing biopharmaceuticals and have no current or near-term revenues. We have incurred substantial clinical and other costs in our drug development efforts. We will need to raise additional capital in order to fully realize management’s plans.

We believe that our current financial resources, as of the date of the issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are sufficient to satisfy our estimated liquidity needs for at least 12 months.

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. The sustained elevated interest rates in recent years have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the pharmaceutical industry and those that have no current or near-term revenue. Further, a recession or market correction, supply chain disruptions and/or continued inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,		Period-to- Period
	2023	2022	Change

Net cash provided by/(used in) operating activities	$(37,557)	$(26,457)	$(11,100)
Net cash provided by/(used in) investing activities	53,107	14,950	38,157
Net cash provided by/(used in) financing activities	(91)	(90)	(1)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	$15,459	$(11,597)	27,056

Comparison of the Years Ended December 31, 2023 and 2022

Net cash used in operating activities was approximately $37.6 million for the year ended December 31, 2023 compared to approximately $26.5 million for the year ended December 31, 2022. The increase of approximately $11.1 million in cash used in operating activities was primarily driven by a decrease in net loss of $25.5 million which includes a $32.0 million decrease in non-cash items including goodwill, stock-based compensation, operating lease right-of-use asset, depreciation, and amortization of premium on marketable debt securities and a $4.7 million increase in working capital adjustments, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers.

Net cash provided by investing activities was approximately $53.1 million for the year ended December 31, 2023 compared to net cash provided by investing activities of approximately $15.0 million for the year ended December 31, 2022. The increase of $38.2 million resulted primarily from maturities and redemptions of marketable debt securities of $65.3 million for the year ended December 31, 2023 as compared to $58.6 million for the year ended December 31, 2022 and the purchase of marketable debt securities of $12.2 million for the year ended December 31, 2023 as compared to $43.6 million for the year ended December 31, 2022.

Net cash used in financing activities was approximately $0.1 million for the years ended December 31, 2023 and 2022.

Contractual and Other Obligations

Operating lease obligations

Our operating lease obligations primarily consist of lease payments on our corporate headquarters in New York, New York, as well as lease payments for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America which are described in further detail in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2023 are $1.3 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2023 are $5.1 million.

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

Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Protara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protara Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical trial prepaid and accrued expenses

Description of the Matter	As discussed in Note 2 to the consolidated financial statements, depending on the timing of payments to service providers, the Company records clinical trial prepaid or accrued expenses based on management’s estimates of the work performed under the service agreements, milestones achieved and experience with similar contracts. Auditing the Company’s accounting for clinical trial prepaid and accrued expenses is challenging due to the fact that information necessary to estimate the clinical trial prepaid and accrued expenses is accumulated from multiple sources. The determination of the clinical trial prepaid and accrued expenses when the Company has either not been invoiced or has not received information regarding actual costs incurred requires evaluation of the extent of completion of the services.

How We Addressed the Matter in Our Audit	To test the clinical trial prepaid and accrued expenses, our audit procedures included, among others, i) confirming the completeness of the terms and conditions of certain significant service agreements directly with the vendor; ii) testing the completeness and accuracy of the Company’s clinical trial prepaid and accrued expense models through verification of significant inputs, such as costs incurred and invoices paid, to the terms and conditions of the underlying agreements; iii) meeting with clinical operations personnel outside of the accounting department to discuss the basis for assumptions used in estimating cost of services provided but not yet invoiced; and iv) performing a hindsight analysis of invoices received subsequent to the balance sheet date and comparing to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021

New York, New York

March 13, 2024

Protara Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,586	$24,127
Marketable debt securities	25,994	60,243
Prepaid expenses and other current assets	3,125	1,776
Total current assets	68,705	86,146
Restricted cash, non-current	745	745
Marketable debt securities, non-current	-	17,886
Property and equipment, net	1,296	1,592
Operating lease right-of-use asset	5,264	6,277
Other assets	2,944	644
Total assets	$78,954	$113,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,434	$1,586
Accrued expenses	2,732	3,237
Operating lease liability	983	917
Total current liabilities	6,149	5,740
Operating lease liability, non-current	4,484	5,467
Total liabilities	10,633	11,207
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 convertible preferred stock, 8,028 shares authorized at December 31, 2023 and 2022, 7,991 and 8,027 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 11,364,903 and 11,267,389 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	11	11
Additional paid in capital	268,725	262,724
Accumulated deficit	(200,384)	(159,964)
Accumulated other comprehensive income (loss)	(31)	(688)
Total stockholders’ equity	68,321	102,083
Total liabilities and stockholders’ equity	$78,954	$113,290

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Operating expenses:
Research and development	$24,989	$16,808
General and administrative	18,624	20,737
Loss on impairment of goodwill	-	29,517
Total operating expenses	43,613	67,062
Loss from operations	(43,613)	(67,062)
Other income (expense), net:
Interest and investment income	3,193	1,110
Other income (expense), net	3,193	1,110
Net loss	(40,420)	(65,952)

Net loss per share attributable to common stockholders, basic and diluted	$(3.57)	$(5.86)
Weighted average shares outstanding, basic and diluted	11,331,338	11,259,615
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	657	(477)
Other comprehensive income (loss)	657	(477)
Comprehensive loss	$(39,763)	$(66,429)

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2021	8,027	$-	11,235,731	$11	$256,126	$(94,012)	$(211)	$161,914
Settlement of restricted stock units	-	-	31,658	-	(90)	-	-	(90)
Stock-based compensation - restricted stock units	-	-	-	-	1,273	-	-	1,273
Stock-based compensation - stock options	-	-	-	-	5,415	-	-	5,415
Unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	(477)	(477)
Net loss	-	-	-	-	-	(65,952)	-	(65,952)
Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083
Settlement of restricted stock units	-	-	61,691	-	(91)	-	-	(91)
Stock-based compensation - restricted stock units	-	-	-	-	1,208	-	-	1,208
Stock-based compensation - stock options	-	-	-	-	4,884	-	-	4,884
Conversion of series 1 convertible preferred stock to common stock	(36)	-	35,823	-	-	-	-	-
Net unrealized (loss) gain on marketable debt securities	-	-	-	-	-	-	657	657
Net loss	-	-	-	-	-	(40,420)	-	(40,420)
Balance at December 31, 2023	7,991	$-	11,364,903	$11	$268,725	$(200,384)	(31)	$68,321

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(40,420)	$(65,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	-	29,517
Stock based compensation	6,092	6,688
Operating lease right-of-use asset	1,013	1,366
Depreciation	341	248
Amortization of premium (Accretion of discount) on marketable debt securities	(444)	1,137
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,265)	265
Other assets	(2,300)	222
Accounts payable	848	631
Accrued expenses	(505)	748
Operating lease liabilities	(917)	(1,327)
Net cash provided by (used in) operating activities	(37,557)	(26,457)

Cash flows from investing activities:
Purchase of marketable debt securities	(12,186)	(43,550)
Proceeds from maturity and redemption of marketable debt securities	65,338	58,620
Purchase of property and equipment	(45)	(120)
Net cash provided by (used in) investing activities	53,107	14,950

Cash flows from financing activities:
Repurchase of shares in connection with settlement of RSUs	(91)	(90)
Net cash provided by (used in) financing activities	(91)	(90)

Net increase (decrease) in cash and cash equivalents and restricted cash	15,459	(11,597)
Cash and cash equivalents and restricted cash - beginning of year	24,872	36,469
Cash and cash equivalents and restricted cash - end of year	$40,331	$24,872

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

1. Organization and Nature of the Business

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of non-muscle invasive bladder cancer, or NMIBC, and lymphatic malformations, or LMs. The third program in the portfolio is Intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy in development for patients receiving parenteral nutrition, or PN.

Liquidity and Capital Resources

The Company is in the business of developing biopharmaceuticals and has no current or near-term revenues. The Company has incurred substantial clinical and other costs in its drug development efforts. The Company will need to raise additional capital in order to fully realize management’s plans.

The Company believes that its current financial resources are sufficient to satisfy the Company’s estimated liquidity needs for at least 12 months from the date of issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates include but are not limited to research and development accruals as well as contingencies.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$39,586	$24,127
Restricted cash, non-current	745	745
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$40,331	$24,872

Fair Value Measurements

Accounting Standards Codification, or ASC, Topic 820 “Fair Value Measurements” provides the framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Fair value is defined as the exchange price, or an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1 Quoted prices in active markets for identical assets or liabilities.

●	Level 2 Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

●	Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The carrying amounts of cash and cash equivalents, prepaid expenses and accounts payable approximate their fair values due to the short-term nature of these instruments.

Marketable Debt Securities

The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The cost of securities sold is based on the specific identification method. Interest earned on securities that are classified as available-for-sale are included in interest and investment income.

The Company records investments at fair value with unrealized gains and losses recorded as a component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss until realized. Realized gains and losses are reflected in interest and investment income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of these investments.

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

The estimated useful lives for significant property and equipment categories are as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3-5 years
Furniture, fixtures and other	5 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of the useful life of asset or the lease term

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

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations, in our consolidated balance sheet. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. ROU assets and lease liabilities are recognized at the lease commencement date.

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

The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less, or short-term leases, on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

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

Segment Information

The Company identifies its operating segments in accordance with Accounting Standards Codification 280, Segment Reporting, or ASC 280. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

Goodwill

Goodwill represented the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill has an indefinite useful life. Goodwill was assessed annually for impairment as of December 31, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative assessment. Otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined.

Goodwill was evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. The Company has determined that it operates as one reporting unit and has selected December 31 as the date to perform its annual impairment test.

As of December 31, 2022, the Company elected to forego the qualitative screen and performed a quantitative annual goodwill impairment test for the reporting unit.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of December 31, 2022, the Company’s stock price and market capitalization declined 60% from December 31, 2021, which reflected the overall decline of similar companies with less than $250 million in market capitalizations, or microcap companies. The life sciences sector, which includes pre-commercialization and therefore net operating loss generating companies, relied heavily on the capital markets to finance their operations and fund pre-clinical and clinical trials for their existing development programs. As a result of a shift in risk appetite in the overall financial markets, the availability of capital for life science sector companies decreased significantly in 2022. The challenging financing conditions had a negative impact on stock prices and respective market capitalizations, particularly for microcap companies. The Company considered the heightened financing risk that impacted the life sciences sector during 2022 to be one of the key macroeconomic factors that led to a sustained decrease in the Company’s stock price and market capitalization leading up to its annual goodwill impairment assessment date in late 2022.

Based upon the results of its 2022 annual goodwill impairment test, the Company recorded a loss on impairment of goodwill of $29.5 million during the year ended December 31, 2022, resulting in full impairment of goodwill.

The following table provides a roll forward of the Company’s goodwill and accumulated impairment losses:

Goodwill
Goodwill, gross amount as of January 1, 2022	$29,517
Loss on impairment	(29,517)
Goodwill as of December 31, 2022	$-

Research and Development

Research and development expenses consist primarily of third-party costs incurred to develop drug candidates, personnel-related expenses, including salaries, benefits, travel and stock-based compensation expense, depreciation and other allocated overhead costs, which include rent and maintenance of facilities and other supplies. Research and development costs are expensed as incurred.

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

Certain third-party costs are included as a component of research and development expense. These expenses include fees paid to contract research organizations, or CROs, and other clinical trial costs, contractual services costs and costs for supply of its drug candidates. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts in conjunction with known variable factors such as enrolled patients and site activity. The Company monitors each of these factors and adjusts estimates accordingly.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Interest and Investment Income

Investment income consists primarily of interest income, accretion income earned and amortization expense incurred and realized gains or losses related to our marketable debt securities, interest income related to cash, cash equivalents and restricted cash and dividend income related to money market funds.

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock units, or RSUs, and an employee stock purchase program, or ESPP. The Company accounts for stock-based compensation using the fair value method.

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures at the time forfeitures occur.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility for the Company’s common stock is determined based on an average of the historical volatility of the Company and the historical volatility of a peer-group of similar public companies. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The simplified method is used as the Company does not have sufficient appropriate exercise data on which to base its own estimate. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant or remeasurement.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU 2016-13, using a modified retrospective approach. The adoption of this standard did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 12 and, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$39,031	$-	$-	$39,031
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	23,495	-	23,495
Agency bonds(c)	-	2,499	-	2,499
Total	$39,776	$25,994	$-	$65,770

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$13,284	$-	$-	$13,284
Corporate bonds(a)	-	2,523	-	2,523
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	78,129	-	78,129
Total	$14,029	$80,652	$-	$94,681

(a)	Money market funds and bonds with original maturities of 90 days or less are included within Cash and cash equivalents in the consolidated balance sheets.

(b)	Restricted Money market funds are included within Restricted Cash, non-current in the consolidated balance sheets.

(c)	Bonds with original maturities greater than 90 days are included within Marketable debt securities in the consolidated balance sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

Money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets. Corporate and agency bonds classified as Level 2 within the fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the period presented.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Non-Recurring Fair Value Measurements

During 2022, the Company recorded a goodwill impairment loss of $29.5 million, refer to Note 2 for additional details on the impairment of goodwill. In 2022, the fair value of the Company’s reporting unit was determined using an income approach based on discounted cash flows, or DCF. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several assumptions and estimates, including the amount and timing of expected future cash flows and appropriate discount rate to be applied. The expected cash flows used in the DCF analysis were based on the Company’s most recent internal long-range forecast and budget and, for years beyond the budget, the Company’s estimates, which were based, in part, on industry benchmarks and forecasted growth rates. The discount rate used in the DCF analysis was intended to reflect the risks inherent in the expected future cash flows of the respective programs within the Company’s portfolio. The inputs to the DCF model were Level 3 valuation inputs.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following as of:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds – presented in marketable debt securities	$23,525	$-	$(30)	$23,495
Agency bonds – presented in marketable debt securities	2,500	-	(1)	2,499
Total	$26,025	$-	$(31)	$25,994

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$60,790	$-	$(547)	$60,243
Corporate bonds - presented in marketable debt securities, non-current	18,027	-	(141)	17,886
Total	$78,817	$-	$(688)	$78,129

The amount of realized gains and losses reclassified into earnings for the years ended December 31, 2023 and December 31, 2022 was $0 and $17, respectively. These gains were included in investment income within the consolidated statements of operations and comprehensive loss. There were no sales of securities in the periods presented.

The Company has recorded the securities at fair value in its consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. The amount of realized gains and losses reclassified into earnings have not been material to the Company’s consolidated statements of operations and comprehensive income.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The contractual maturities of all securities held at December 31, 2023 was 4 months or less. There were no sales of securities in the periods presented.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. For the year ended December 31, 2023, it was determined that none of the unrealized loss is related to expected credit losses as the Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, the entire portfolio is held with investment grade high credit quality institutions. The Company intends to continue investing only in such securities. Expected credit losses, if they existed, would be recognized in other income (expense), net within the Company’s consolidated statement of operations and comprehensive income. The remaining unrealized losses, not related to credit losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity within the Company’s consolidated balance sheets.

Marketable debt securities in a loss position consist of the following as of:

	December 31, 2023
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
Corporate bonds – presented in marketable debt securities	$19,498	$(27)	$3,997	$(3)	$23,495	$(30)
Agency bonds – presented in marketable debt securities	2,499	(1)	-	-	2,499	(1)
Total	$21,997	$(28)	$3,997	$(3)	$25,994	$(31)

Interest and Investment Income

Interest and investment income consists of the following for the year ended:

	December 31,
	2023	2022
Interest income	$2,727	$2,230
Accretion/(Amortization) of discount/premium, net	454	(1,137)
Dividend income	12	-
Realized gain/loss	-	17
Total interest and investment income	$3,193	$1,110

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of:

	December 31,
	2023	2022
Prepaid research and development	$1,957	$569
Prepaid insurance	659	288
Accrued interest on marketable debt securities	242	486
Other prepaid expenses	163	184
Prepaid software	67	122
Other current assets	37	127
Total	$3,125	$1,776

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

6. Property and Equipment, net

Property and equipment, net consists of the following as of:

	December 31,
	2023	2022
Computer equipment	$247	$205
Furniture, fixtures and other	352	352
Laboratory equipment	913	866
Leasehold improvements	553	553
Property and equipment not yet placed into service	55	99
Total property and equipment	2,120	2,075
Less: Accumulated depreciation	(824)	(483)
Total property and equipment, net	$1,296	$1,592

Depreciation expense was $341 and $247 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, $204 and $137 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, $137 and $110 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, 100% of the Company’s total property and equipment, net was attributable to the United States.

7. Other Assets

Other assets consists of the following as of:

	December 31,
	2023	2022
Prepaid research and development, non-current	$2,661	$84
Prepaid insurance, non-current	272	544
Other non-current assets	11	16
Total	$2,944	$644

8. Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
	2023	2022
Employee costs	$2,112	$2,543
Research and development	440	512
Other expenses	180	182
Total	$2,732	$3,237

9. Leases

Operating leases

In December 2020, the Company entered into an agreement to lease approximately 10,300 square feet of office space in New York, New York, the Office Lease, which commenced in April 2021. Annual rent is approximately $1,117. The Office Lease has a term of approximately seven years and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company has an option to extend the term by five years, however, the Company determined at the lease commencement date that it was not reasonably certain to exercise the renewal option and such renewal was excluded from the operating lease right-of-use, or ROU, asset and operating lease liability recorded for this lease.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company is responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises which are recognized as variable lease expense in the period when incurred. In conjunction with the Office Lease, the Company established a letter of credit of approximately $745 secured by cash balances included in restricted cash, non-current, within the consolidated balance sheets.

In June 2021, the Company amended the existing agreement with its contract development and manufacturing organization, or CDMO, establishing a term of eight-years from the amendment date.

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. The Office Lease and the CDMO leased spaces are included in operating lease ROU assets and operating lease liabilities within the consolidated balance sheets. Cash paid for operating lease liabilities was $1,234 and $1,327 during the years ended December 31, 2023 and 2022, respectively.

The components of lease expense were as follows:

	For the year ended December 31,
Lease expense	2023	2022
Operating lease expense	$1,423	$1,366
Short-term lease expense	-	3
Total	$1,423	$1,369

Variable lease expense for the years ended December 31, 2023 and 2022, respectively was not material.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2023	2022

Weighted-average discount rate	7.0%	7.0%
Weighted-average remaining lease term – operating lease (in months)	55	67

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s consolidated balance sheet as of December 31, 2023, was as follows:

For the year ending December 31:	Operating Lease Payments
2024	$1,327
2025	1,395
2026	1,429
2027	1,429
2028	718
Thereafter	87
Total future operating lease payments	6,385
Less: imputed interest	(918)
Present value of future minimum lease payments	$5,467

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

10. Commitments and Contingencies

Employment Agreements

Executive Employment Agreements

The Company’s executive officers have entered into at-will employment agreements.

Collaborations and License Agreements

Choline License Agreement

On September 27, 2017, the Company entered into a license agreement, or the Choline License Agreement, with Alan L. Buchman, or Dr. Buchman. Pursuant to the Choline License Agreement, the Company received from Dr. Buchman the license rights in and to the “Licensed Orphan Designations”, the “Licensed IND”, “Existing Study Data” and the “Licensed Know-How” for one or more of the licensed indications.

Certain milestone and royalty payments may also be payable to Dr. Buchman. Regardless of whether development or commercialization is undertaken by the Company under the Choline License Agreement, during the term of the Choline License Agreement, the Company shall pay Dr. Buchman a minimum annual royalty that ranges from $25 to $75. The Company will also pay Dr. Buchman up to $775 in additional milestone payments upon the achievement of various regulatory approval milestones. Further, the Company agreed to sales royalties described further in Item 1. Business.

During the years ended December 31, 2023 and 2022, the Company recorded research and development expense of $27 and $2, in connection with the Choline License Agreement.

License Agreement

On December 22, 2017, the Company entered into an agreement, or the Feinstein Agreement, with The Feinstein Institute for Medical Research, or the Feinstein Institute, a not-for-profit corporation with 50 research labs and 2,500 clinical research studies. Pursuant to the Feinstein Agreement, the Company acquired an exclusive license relating to treatment of fatty liver diseases in humans for which Choline may be an effective therapeutic. In consideration for the rights and license granted, the Feinstein Institute would receive a royalty of one percent (1%) of the first one hundred million dollars ($100,000) of net sales of IV Choline Chloride and a royalty of one and one-half percent (1.5%) of all net sales thereafter. In addition, the Company would pay the Feinstein Institute twelve and one-half percent (12.5%) of net proceeds resulting from agreements entered within 2 years from the effective date, and seven and one-half percent (7.5%) of net proceeds resulting from agreements entered into thereafter. Pursuant to the Feinstein Agreement additional payments would be due to the Feinstein Institute for license maintenance payments and for meeting milestone events. Pursuant to the Feinstein Agreement, upon the achievement of certain future new drug application milestones, the Company would be obligated to remit an aggregate of $275.

During the years ended December 31, 2023 and 2022, the Company recorded research and development expense of $15 and $17, respectively, in connection with the Feinstein Agreement.

Sponsored Research and License Agreement

On November 28, 2018, the Company entered into a sponsored research and license agreement, or the Iowa Agreement, with the University of Iowa. Pursuant to the Iowa Agreement, the University of Iowa, which is engaged in clinical research to improve the diagnosis and treatment of lymphangioma using a pharmaceutical product (OK-432), would assist the Company in collecting case reports, forms, source data, and safety data available to the University of Iowa in support of the development of the Company’s proprietary Streptococcus Pyogenes investigational product, TARA-002 for the LMs indication. During the term of the services, the Company would generally pay the University of Iowa thirty thousand dollars ($30) per year to fund the project, plus additional amounts upon the realization of certain milestones. More specifically, upon forty-five (45) days of an approval of TARA-002 by the FDA, the Company would pay up to $1,750 to the University of Iowa for meeting these milestones. Furthermore, the Company would pay the University of Iowa royalties of up to 1.75% for net sales ranging from $0 - $25,000, 2.25% for net sales ranging from $25,000 to $50,000, and 2.50% for net sales in excess of $50,000. Pursuant to the Iowa Agreement, the University of Iowa would be entitled to additional payments for the Company achieving annual net sales of product according to the milestones. For annual net sales of product up to $25,000: $62; for annual net sales of product of up to $50,000: $62; and for annual net sales of product of up to $100,000: $125.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Pursuant to the Iowa Agreement there were no research and development expenses recognized during the years ended December 31, 2023 and 2022.

Chugai Agreement

On June 17, 2019, the Company entered into an agreement, or the Chugai Pharmaceutical Agreement, with Chugai Pharmaceutical Co., LTD, or Chugai, a drug manufacturing firm with offices and operations in Japan. Pursuant to the Chugai Pharmaceutical Agreement, Chugai would help the Company in its goals to develop and commercialize a therapeutic product, or the New Product, which is comparable to the Chugai existing therapeutic product, or the Existing Product. In addition, the Company would be entitled to the use of Chugai materials and technical support as necessary. On July 14, 2020, the Company and Chugai entered into an amendment, or Chugai Amendment, to the Chugai Pharmaceutical Agreement, with an effective date of June 30, 2020. The Chugai Amendment extended the date through which Chugai will exclusively provide the Existing Product and materials to the Company from June 30, 2020 to June 30, 2021, extended the date through which Chugai will not provide materials or technical support to any third-party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date, and provides for further such extensions on the occurrence of certain events and milestones. The amendment further provides that, in addition to the designated fee provided upon the initial indication approval in the Chugai Pharmaceutical Agreement, the Company will pay Chugai a designated fee for each additional indication approval. The Company is obligated to Chugai for certain payments upon the completion of agreed upon milestones. As consideration for Chugai’s performance under the Chugai Pharmaceutical Agreement, the Company agreed to pay Chugai a payment in the low, single-digit millions related to such initial indication approval, which payment will be made in two installments with an initial payment in July 2020, and the remaining majority of the payment payable upon FDA approval of the New Product.

Pursuant to the agreement there were no research and development expenses recognized during the years ended December 31, 2023 and 2022.

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

11. Stockholders’ Equity

Common Stock

As of December 31, 2023, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 11,364,903 and 11,267,389 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of December 31, 2023 and 2022, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance. As of December 31, 2023 and 2022, 7,991 and 8,027 shares were issued and outstanding, respectively.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Description of Series 1 Convertible Preferred Stock

Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of the Company’s common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to adjustment for any stock splits, stock dividends and similar events, at any time at the option of the holder, provided that any conversion of Series 1 Convertible Preferred Stock by a holder into shares of the Company’s common stock would be prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock issued and outstanding after giving effect to such conversion. Upon written notice to the Company, the holder may from time to time increase or decrease such limitation to any other percentage not in excess of 19.99% specified in such notice. In addition, upon the occurrence of certain transactions that involve the merger or consolidation of the Company, an exchange or tender offer, a sale of all or substantially all of the assets of the Company or a reclassification of its Common Stock, each share of Series 1 Convertible Preferred Stock will be convertible into the kind and amount of securities, cash and/or other property that the holder of a number of shares of Common Stock issuable upon conversion of one share of Series 1 Convertible Preferred Stock would receive in connection with such transaction.

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

12. Stock-Based Compensation

2020 Inducement Plan

On March 26, 2020, the Compensation Committee of the Board of Directors, or the Compensation Committee, approved the ArTara Therapeutics, Inc. Inducement Plan, or the 2020 Inducement Plan, in order to award nonstatutory stock options, restricted stock awards, restricted stock unit awards and other stock-based awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

The 2020 Inducement Plan provides for a total of 600,000 shares for the issuance of the Company’s common stock. The Compensation Committee also adopted a form of stock option grant notice and stock option agreement and forms of restricted stock unit grant notice and restricted stock unit agreement for use with the Inducement Plan.

As of December 31, 2023, there were 409,000 shares of common stock subject to outstanding awards and 191,000 shares of common stock available for future issuance under the 2020 Inducement Plan.

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

On January 1, 2023, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, as amended, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 861,933 shares to 3,563,303 shares. As of December 31, 2023, there were 2,883,056 shares of common stock subject to outstanding awards and 547,382 shares of common stock available for future issuance under the Amended 2014 Plan.

On January 1, 2024, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, as amended, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 911,380 shares to 4,474,683 shares.

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

On January 1, 2023, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 39,087 shares. As of December 31, 2023, the authorized number of shares under the 2014 ESPP is 39,087 and the number of shares available for issuance is 39,087. During the years ended December 31, 2023 and 2022, no shares were issued under the 2014 ESPP.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

On January 1, 2024, pursuant to the increase per the 2014 ESPP, the number of shares authorized under the 2014 ESPP was increased by 7,025 shares to 46,112 shares.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	196,838	$12.49
Granted	165,100	3.02
Forfeited	(30,731)	4.35
Vested	(94,528)	12.16
Non-vested at December 31, 2023	236,679	$7.07

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of December 31, 2023, the unamortized value of RSUs was $569. As of December 31, 2023, the weighted average remaining amortization period was 1.55 years. As of December 31, 2023 and 2022, 289,500 and 289,500 RSUs, respectively, have vested that have not yet been settled into shares of the Company’s common stock.

During the year ended December 31, 2023, the Company issued 61,691 shares of the Company’s common stock from the net settlement of 94,528 RSUs. The Company paid $91 in connection with the net share settlement of these RSUs.

Stock Options

The Company determined the fair value of stock options granted utilizing the Black-Scholes valuation model and based upon the assumptions as provided below:

	For the Years Ended December 31,
	2023	2022
Exercise price	$1.20 - $3.91	$2.77 - $6.90
Dividend yield	0.00%	0.00%
Expected volatility	90.00% - 98.00%	92.00% - 99.00%
Risk-free interest rate	3.46% - 4.73%	1.46% - 4.23%
Expected life (in years)	5.27 - 6.08	5.27 - 6.08

The following table summarizes stock option activities for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	1,828,329	$14.23	8.16	$-
Granted	1,310,900	2.99
Exercised	-	-
Forfeited	(157,523)	6.83
Expired	(81,501)	15.94
Outstanding at December 31, 2023	2,900,205	$9.50	8.03	$20

Vested or expected to vest at December 31, 2023	2,900,205	$9.50	8.03	$20
Exercisable as of December, 31 2023	1,242,111	$15.48	7.08	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2023. The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0 and no options were exercised.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The weighted average grant date fair value per share of the options granted during the years ended December 31, 2023 and 2022 was $2.36 and $4.80, respectively. As of December 31, 2023, there was approximately $5,699 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.59 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Years Ended December 31,
	2023	2022
RSUs	$1,208	$1,272
Stock options	4,884	5,416
Total	$6,092	$6,688

Stock-based compensation expense was reflected within the consolidated statements of operations and comprehensive loss:

	For the Years Ended December 31,
	2023	2022
Research and development	$1,653	$1,511
General and administrative	4,439	5,177
Total	$6,092	$6,688

13. Income Taxes

Federal and State income tax expense is as follows:

	For the Years Ended December 31,
	2023	2022
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(9,627)	(7,954)
State	(4,124)	(1,068)
Total deferred	(13,751)	(9,022)
Change in valuation allowance	13,751	9,022
Total income tax expense (benefit)	$-	$-

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$30,731	$26,768
Capitalized research and development	9,611	3,418
Stock option expense	4,464	2,477
Research and development credits	4,824	3,710
Operating lease liability	1,485	1,481
RSU expense	2,723	2,199
Other	467	408
Total deferred tax assets	54,305	40,461
Valuation allowance	(52,734)	(38,983)
Deferred tax assets, net of valuation allowance	1,571	1,478
Deferred tax liabilities:
Operating right-of-use asset	(1,430)	(1,456)
Other	(141)	(22)
Total deferred tax liabilities	(1,571)	(1,478)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	For the Years Ended December 31,
	2023	2022
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.8)%	(2.2)%
State rate change	(4.0)%	-%
Research and development credits	(2.4)%	(3.3)%
True-up to prior years return	2.2%	(0.7)%
Stock-based compensation	(1.3)%	0.1%
Other	0.4%	(0.3)%
Goodwill impairment	-%	10.4%
Change in valuation allowance	33.9%	17.0%
Effective tax rate	-%	-%

For the year ended December 31, 2023, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 7.8%, as well as state tax rate and apportionment changes of 4.0%, which collectively are offset by a valuation allowance 33.9%. For the year ended December 31, 2022, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 2.2%, research and development credits of 3.3% and a true-up to the prior year’s tax return of 0.7%, offset by goodwill impairment of 10.4% and a valuation allowance 17.0%.

As of December 31, 2023 and 2022 for U.S. federal and state income tax reporting purposes, the Company has approximately $187,492 and $114,800, respectively, of unused net operating losses, or NOLs, available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017, or TCJA, for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 carryforward indefinitely and can be used to offset taxable income. Of the total Federal NOL, $600 can be carried forward until 2037; and $128,196 can be carried forward indefinitely. The New York state and city NOLs may be carried forward through the year 2043 and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur as the Company continues to issue additional shares of common stock pursuant to its capital raising plans. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. The Company has not performed a study to determine whether or not there is such a limitation.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company remains subject to examination by tax authorities for all tax years.

Based on a history of cumulative losses at the Company and the results of operations for the years ended December 31, 2023 and 2022, the Company determined that it is more likely than not that it will not realize benefits from the net deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets, net, was required. As of December 31, 2023 and 2022, the Company has recorded a valuation allowance of $52.7 million and $39.0 million, respectively.

As of December 31, 2023 and 2022, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

14. Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company, or the 401(k) Plan. Under the 401(k) Plan, the Company matches 100% of employee contributions up to 4% of employee compensation. For the years ended December 31, 2023 and 2022, the Company recorded expense of $237 and $223, respectively, representing employer contributions under the 401(k) Plan.

15. Net Loss per Common Share

The following table sets forth the computation of the net loss per share attributable to common stockholders, basic and diluted:

	December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(40,420)	$(65,952)
Denominator:
Weighted-average common shares outstanding – basic and diluted	11,331,338	11,259,615
Net loss per share attributable to common stockholders, basic and diluted	$(3.57)	$(5.86)

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

	December 31,
	2023	2022
Stock options issued and outstanding	2,900,205	1,828,329
Restricted stock units issued and outstanding	526,179	486,338
Conversion of Series 1 Convertible Preferred Stock	7,993,217	8,029,039
Total potentially dilutive shares	11,419,601	10,343,706

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

(a)	There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2023 but was not reported.

(b)	In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2024 (our “Proxy Statement”) and is incorporated in this report by reference.

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

1. The following financial statements of Protara Therapeutics, Inc. and Report of Ernst & Young LLP, Independent Register Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 23, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2019, and incorporated herein by reference).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Amendment No. 2 to Form S-4 as filed on December 4, 2019, and incorporated herein by reference).
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).
3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021).
4.3	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.1†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).
10.2†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.3	Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.4	Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.5†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).
10.6**	Subscription Agreement, dated September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.7**	First Amendment to Subscription Agreement, dated November 19, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 99.12 to the Registrant’s Registration Statement on Form S-4).
10.8†	Amended and Restated 2014 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2020).
10.9†	Forms of Stock Option Agreement, Option Exercise, Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Amended and Restated 2014 Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K on form 10-K for the fiscal year ended December 31, 2019 filed on March 20, 2020).
10.10†	2017 Equity Incentive Plan of ArTara Subsidiary, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.11†	Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.12†	Form of Stock Option Grant Notice and Stock Option Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.13†	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.14†	Executive Employment Agreement, dated as of November 5, 2019, as amended on December 4, 2019, by and between ArTara Subsidiary, Inc. and Jesse Shefferman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.15†	Executive Employment Agreement, dated as of December 17, 2019, by and between ArTara Subsidiary, Inc. and Jacqueline Zummo, Ph.D., MPH, MBA. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.16†	Executive Employment Agreement, effective as of January 10, 2022, by and between the Registrant and Jathin Bandari, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022).
10.17†	Amended and Restated Executive Employment Agreement, entered into as of June 1, 2023, by and between the Registrant and Patrick Fabbio (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed with the SEC on August 3, 2023).
10.18††	Choline License Agreement, by and between ArTara Subsidiary, Inc. and Alan L. Buchman, M.D. dated as of September 27, 2017. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.19††	Sponsored Research and License Agreement, by and between ArTara Subsidiary, Inc. and The University of Iowa dated as of November 28, 2018. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.20††	License Agreement, by and between ArTara Subsidiary, Inc. and The Feinstein Institute for Medical Research dated as of December 22, 2017. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

10.21 ††	Agreement, by and between ArTara Subsidiary, Inc. and Chugai Pharmaceutical Co., Ltd. dated as of June 17, 2019. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.22 ††	Amendment to Agreement, by and between Chugai Pharmaceutical Co., Ltd. and the Registrant, dated as of July 14, 2020 and effective as of June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).
10.23 †	Form of Indemnity Agreement between the Registrant and each of its directors and officers. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.24 †	Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022).
10.25 †† **	Lease by and between 345 PAS HOLDING LLC, and the Registrant, dated as of December 7, 2020. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021)
21.1 +	List of Subsidiaries.
23.1 +	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1 +	Power of Attorney (Included in signature pages)
31.1 +	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 +	Executive Compensation Clawback Policy.
101 *	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (v) the notes to the Consolidated Financial Statements.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

†	Indicates management contract or compensatory plan or arrangement.

††	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information is of the type the Registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protara Therapeutics, Inc.

Date: March 13, 2024	/s/ JESSE SHEFFERMAN
Jesse Shefferman President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: March 13, 2024	/s/ PATRICK FABBIO
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

Signature	Title	Date

/s/ JESSE SHEFFERMAN	President and Chief Executive Officer and Director	March 13, 2024
Jesse Shefferman	(Principal Executive Officer)

/s/ PATRICK FABBIO	Chief Financial Officer	March 13, 2024
Patrick Fabbio	(Principal Financial Officer)

/s/ HANNAH FRY	Vice President, Controller	March 13, 2024
Hannah Fry	(Principal Accounting Officer)

/s/ LUKE BESHAR	Chairman of the Board of Directors	March 13, 2024
Luke Beshar

/s/ BARRY FLANNELLY, PHARM.D.	Director	March 13, 2024
Barry Flannelly, Pharm.D.

/s/ ROGER GARCEAU, M.D.	Director	March 13, 2024
Roger Garceau, M.D.

/s/ JANE HUANG, M.D.	Director	March 13, 2024
Jane Huang, M.D.

/s/ RICHARD LEVY, M.D.	Director	March 13, 2024
Richard Levy, M.D.

/s/ GREGORY P. SARGEN	Director	March 13, 2024
Gregory P. Sargen

/s/ CYNTHIA SMITH	Director	March 13, 2024
Cynthia Smith

/s/ MICHAEL SOLOMON, PH.D.	Director	March 13, 2024
Michael Solomon, Ph.D.