Form 10-Q
period 2024-06-30
Protara Therapeutics, Inc.
filed 2024-08-06
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024 there were 20,629,772 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$89,581	$39,586
Marketable debt securities	-	25,994
Prepaid expenses and other current assets	2,633	3,125
Total current assets	92,214	68,705
Restricted cash, non-current	745	745
Property and equipment, net	1,185	1,296
Operating lease right-of-use asset	4,768	5,264
Other assets	2,735	2,944
Total assets	$101,647	$78,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,385	$2,434
Accrued expenses and other current liabilities	3,228	2,732
Operating lease liability	1,035	983
Total current liabilities	5,648	6,149
Operating lease liability, non-current	3,949	4,484
Total liabilities	9,597	10,633
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares: Series 1 Convertible Preferred Stock, 8,028 shares authorized at June 30, 2024 and December 31, 2023, 7,991 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares: Common stock, 20,629,772 and 11,364,903 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	21	11
Additional paid-in capital	313,021	268,725
Accumulated deficit	(220,992)	(200,384)
Accumulated other comprehensive income (loss)	-	(31)
Total stockholders’ equity	92,050	68,321
Total liabilities and stockholders’ equity	$101,647	$78,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	$6,387	$7,247	$14,135	$12,390
General and administrative	4,274	4,893	8,377	9,482
Total operating expenses	10,661	12,140	22,512	21,872
Loss from operations	(10,661)	(12,140)	(22,512)	(21,872)
Other income (expense), net:
Interest and investment income	1,148	846	1,904	1,533
Other income (expense), net	1,148	846	1,904	1,533
Net income (loss)	$(9,513)	$(11,294)	$(20,608)	$(20,339)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.45)	$(1.00)	$(1.26)	$(1.80)
Weighted-average shares outstanding, basic and diluted	21,233,163	11,307,842	16,327,056	11,305,867
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	1	133	31	352
Other comprehensive income (loss)	1	133	31	352
Comprehensive income (loss)	$(9,512)	$(11,161)	$(20,577)	$(19,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083

Issuance of common stock upon settlement of restricted stock units	-	-	39,364	-	(64)	-	-	(64)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,261	-	-	1,261
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	219	219
Net income (loss)	-	-	-	-	-	(9,045)	-	(9,045)

Balance at March 31, 2023	8,027	$-	11,306,753	$11	$264,235	$(169,009)	$(469)	$94,768

Issuance of common stock upon settlement of restricted stock units	-	-	1,209	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	326	-	-	326
Stock-based compensation - stock options	-	-	-	-	1,292	-	-	1,292
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	133	133
Net income (loss)	-	-	-	-	-	(11,294)	-	(11,294)

Balance at June 30, 2023	8,027	$-	11,307,962	$11	$265,853	$(180,303)	$(336)	$85,225

Balance at December 31, 2023	7,991	$-	11,364,903	$11	$268,725	$(200,384)	$(31)	$68,321

Issuance of common stock upon settlement of restricted stock units	-	-	68,934	-	(76)	-	-	(76)
Stock-based compensation - restricted stock units	-	-	-	-	151	-	-	151
Stock-based compensation - stock options	-	-	-	-	1,075	-	-	1,075
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	30	30
Net income (loss)	-	-	-	-	-	(11,095)	-	(11,095)

Balance at March 31, 2024	7,991	$-	11,433,837	$11	$269,875	$(211,479)	$(1)	$58,406

Issuance of common stock, pre-funded warrants and warrants from private placement, net of offering costs of $3,034			9,143,380	10	41,954			41,964
Issuance of common stock upon settlement of restricted stock units	-	-	4,975	-	(7)	-	-	(7)
Issuance of common stock upon exercise of stock options	-	-	47,580	--	135	-	-	135
Stock-based compensation - restricted stock units	-	-	-	-	111	-	-	111
Stock-based compensation - stock options	-	-	-	-	953	-	-	953
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	1	1
Net income (loss)	-	-	-	-	-	(9,513)	-	(9,513)

Balance at June 30, 2024	7,991	$-	20,629,772	$21	$313,021	$(220,992)	$-	$92,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$(20,608)	$(20,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,290	3,193
Operating lease right-of-use asset	496	683
Depreciation	166	155
Amortization of premium (Accretion of discount) on marketable debt securities	(75)	(204)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	492	(2,044)
Other assets	209	(2,237)
Accounts payable	(1,049)	266
Accrued expenses and other current liabilities	496	(1,106)
Operating lease liabilities	(483)	(663)
Net cash provided by/(used in) operating activities	(18,066)	(22,296)

Cash flows from investing activities:
Purchase of marketable debt securities	-	(12,186)
Proceeds from maturity and redemption of marketable debt securities	26,100	44,405
Purchase of property and equipment	(55)	(8)
Net cash provided by/(used in) investing activities	26,045	32,211

Cash flows from financing activities:
Proceeds from private placement, net of offering costs of $3,034	41,964	-
Proceeds from exercise of stock options	135	-
Taxes paid related to net share settlement of restricted stock units	(83)	(64)
Net cash provided by/(used in) financing activities	42,016	(64)

Net increase (decrease) in cash and cash equivalents and restricted cash	49,995	9,851
Cash and cash equivalents and restricted cash - beginning of year	40,331	24,872
Cash and cash equivalents and restricted cash - end of period	$90,326	$34,723

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$89,581	$33,978
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$90,326	$34,723

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2023 and 2022 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2023 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consists principally of cash and cash equivalents, restricted cash and investments in marketable debt securities.

The Company currently invests its excess cash primarily in money market funds and high quality investment grade marketable debt securities of corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, the common equivalent shares for the period from unvested restricted common stock, outstanding stock options, potential shares issuable under the 2024 ESPP, the conversion of preferred stock, and the exercise of Common Warrants issued in connection with the 2024 Private Placement, discussed further in Note 10. Stockholders’ Equity.

Given the nominal exercise price associated with the Company’s pre-funded warrants, or the Pre-Funded Warrants, issued in connection with the 2024 Private Placement (discussed further in Note 10. Stockholders’ Equity) such Pre-Funded Warrants are included in the calculation of basic and diluted net income (loss) per share. The exercise price per warrant is deemed nonsubstantive when compared to the market value of the underlying common shares. The weighted average impact of the 1,700,000 unexercised Pre-Funded Warrants as of June 30, 2024 was included in the Company’s calculation of basic and diluted loss per share.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from liabilities to stockholders’ equity (or vice versa).

The fair market value of the warrants may be estimated using a Black-Scholes option-pricing model or potentially more complex valuation models depending on the nature of the contractual terms.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-07, but believes it will not have a material impact on its consolidated financial statements and disclosures.

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

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$89,079	$-	$-	$89,079
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Total	$89,824	$-	$-	$89,824

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

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at June 30, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities.

4. Marketable Debt Securities

The Company did not hold any marketable debt securities as of June 30, 2024. Marketable debt securities, all of which were classified as available for sale as of December 31, 2023, consist of the following:

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$23,525	$-	$(30)	$23,495
Agency bonds - presented in marketable debt securities	2,500	-	(1)	2,499
Total	$26,025	$-	$(31)	$25,994

For the three and six months ended June 30, 2024 and 2023 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. There were no sales of marketable debt securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. For the period ended June 30, 2024, no securities were held and as such it was determined that there was no expected credit loss.

Marketable debt securities in a loss position consist of the following:

	As of December 31, 2023
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds – presented in marketable debt securities	$19,498	$(27)	$3,997	$(3)	$23,495	$(30)
Agency bonds – presented in marketable debt securities	2,499	(1)	-	-	2,499	(1)
Total	$21,997	$(28)	$3,997	$(3)	$25,994	$(31)

Investment Income

Interest and investment income consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1,130	$710	$1,809	$1,315
Dividend income	11	4	20	4
Accretion of discount (Amortization of premium), net	7	132	75	214
Total interest and investment income	$1,148	$846	$1,904	$1,533

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of
	June 30, 2024	December 31, 2023
Prepaid research and development	$1,574	$1,957
Prepaid insurance	460	659
Prepaid retention bonuses	200	-
Prepaid software	122	67
Accrued interest on marketable debt securities	-	242
Other prepaid expenses	273	163
Other current assets	4	37
Total	$2,633	$3,125

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6. Other Assets

Other assets consist of the following:

	As of
	June 30, 2024	December, 31, 2023
Prepaid research and development, non-current	$2,580	$2,661
Prepaid insurance, non-current	136	272
Other non-current assets	19	11
Total	$2,735	$2,944

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2024	December 31, 2023
Research and development costs	2,108	440
Employee costs	999	2,112
Other expenses	121	180
Total	$3,228	$2,732

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities was $663 during each of the six months ended June 30, 2024 and 2023.

Lease expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$338	$342	$676	$683
Total	$338	$342	$676	$683

Variable lease expenses for the three and six months ended June 30, 2024 were $26 and $46, respectively. Variable lease expenses for the three and six months ended June 30, 2023 were not material.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of June 30, 2024
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	49

As of June 30, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2024 (excluding the six months ended June 30, 2024)	$663
2025	1,395
2026	1,429
2027	1,429
2028	718
Thereafter	87
Total operating lease payments	5,721
Less: imputed interest	(737)
Present value of future minimum lease payments	$4,984

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

10. Stockholders’ Equity

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 20,629,772 and 11,364,903 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 7,991 shares were issued and outstanding as of June 30, 2024 and December 31, 2023. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

During August 2023, approximately 36 shares of Series 1 Convertible Preferred Stock were converted into 35,823 shares of common stock.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote.

April 2024 Equity Financing

On April 5, 2024, the Company entered into a subscription agreement with certain purchasers, or the Purchasers, pursuant to which the Company agreed to sell and issue to the Purchasers, in a private placement, or the 2024 Private Placement, an aggregate of 9,143,380 shares of the Company’s common stock, or the Shares, and, for certain purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 1,700,000 shares of the Company’s common stock. In each case, the Shares or Pre-Funded Warrants were issued with warrants, or the Common Warrants, to purchase an aggregate of up to 10,843,380 shares of the Company’s common stock. Each Share, along with its attached Common Warrant, had a purchase price of $4.15, and each Pre-Funded Warrant, along with its attached Common Warrant, had a purchase price of $4.149. The closing date of the 2024 Private Placement was April 10, 2024. The 2024 Private Placement resulted in gross proceeds of approximately $44,998 and net proceeds of approximately $42,964, reflecting approximately $3,034 of placement agent’s fees, legal costs and other expenses connected with the transaction.

The Pre-Funded Warrants are exercisable at any time after April 10, 2024, at an exercise price of $0.001 per share. The Common Warrants are exercisable on or prior to the earlier of (i) April 10, 2027 and (ii) 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 Bacillus Calmette-Guérin (BCG)-Unresponsive patients in the ADVANCED-2 (Cohort B) clinical trial, at an exercise price of $5.25 per share.

The Pre-Funded Warrants and the Common Warrants are exercisable so long as the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Pre-Funded Warrant or Common Warrant, as applicable. Such percentage may be increased or decreased to any number not in excess of 19.99% at the holder’s election upon notice to the Company, any such increase not to take effect until the sixty-first day after notice to the Company.

Both the Pre-Funded Warrants and the Common Warrants contain standard adjustments to the exercise price, inclusive of stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such Pre-Funded Warrants or Common Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company.

The Company concluded that the Pre-Funded Warrants and Common Warrants met the requirements to be classified in stockholders’ equity.

The fair market value of the Pre-Funded Warrants has been estimated as the difference between the share price of our stock on the agreement date and the exercise price of the Pre-Funded Warrant.

The fair market value of the Common Warrants at their issuance has been estimated using the Black-Scholes option-pricing model. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Expected volatility for the Company’s common stock is determined based on the historical volatility of the Company over the full term of the warrant. The risk-free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant. The expected term of the Common Warrants was calculated utilizing the three-year expiration date, taking into consideration the possibility of an accelerated expiration date pursuant to the terms of the Common Warrants.

The estimated fair market values of the Shares, Pre-Funded Warrants and Common Warrants have been recorded in additional paid in capital. As of June 30, 2024 no warrant has expired or has been exercised.

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

The total number of shares authorized under the 2020 Inducement Plan is 600,000 for the issuance of the Company’s common stock. The Compensation Committee also adopted a form of stock option grant notice and stock option agreement and forms of restricted stock unit grant notice and restricted stock unit agreement for use with the Inducement Plan.

As of June 30, 2024, there were 526,597 shares of common stock subject to outstanding awards and 73,403 shares of common stock available for future issuance under the 2020 Inducement Plan.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara (a predecessor entity of the Company), its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

The total number of shares authorized under the 2017 Equity Incentive Plan was 2,000,000 for the issuance of stock options, stock appreciation rights, restricted stock and restricted stock units to among others, members of the Board of Directors, employees, consultants and service providers to the Company and its affiliates. As of January 9, 2020, no additional awards will be made under the 2017 Equity Incentive Plan.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On January 1, 2024, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, as amended, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 911,380 shares to 4,474,683 shares. As of June 30, 2024, there were 3,776,050 shares of common stock subject to outstanding awards. Following the approval of the Company’s 2024 Equity Incentive Plan, or 2024 EIP, by the stockholders of the Company on June 7, 2024, no additional awards will be made under the 2014 Equity Incentive Plan.

2024 Equity Incentive Plan

On June 7, 2024, the stockholders approved the 2024 EIP. The 2024 EIP provides for the grant of 1,500,000 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock and cash awards.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plan.

As of June 30, 2024, there were 0 shares of common stock subject to outstanding awards and 1,500,000 shares of common stock available for future issuance under the 2024 EIP.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of June 30, 2024, the number of shares available for issuance was 1,000,000. During the three and six months ended June 30, 2024, no shares were issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	236,679	$7.07
Granted	210,700	1.91
Forfeited	(39,886)	2.89
Vested	(111,579)	10.45
Non-vested as of June 30, 2024	295,914	$2.69

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of June 30, 2024, the unamortized value of RSUs was $594. As of June 30, 2024, the weighted average remaining amortization period was 2.09 years. As of June 30, 2024 and December 31, 2023, 289,500 RSUs have vested that have not yet been settled into shares of the Company’s common stock.

During the six months ended June 30, 2024, the Company issued 73,909 shares of the Company’s common stock from the net settlement of 111,579 RSUs. The Company paid $83 in connection with the net share settlement of these RSUs.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2023	2,900,205	$9.50	8.03	$20
Granted	1,301,700	1.99	-	-
Exercised	(47,580)	2.83	-	23
Forfeited	(302,137)	3.14	-	-
Expired	(627)	3.20	-	-
Outstanding as of June 30, 2024	3,851,561	$7.54	7.95	$167

Vested and expected to vest at June 30, 2024	3,851,561	$7.54	7.95	$167
Exercisable as of June 30, 2024	1,769,285	12.63	6.70	-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2023 and June 30, 2024, respectively. The intrinsic value of options exercised during the six months ended June 30, 2024 was $23 and 47,580 options were exercised.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2024 and 2023 was $1.58 and $2.40 respectively. As of June 30, 2024, there was approximately $4,980 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.72 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	$111	$326	$262	$640
Stock options	953	1,292	2,028	2,553
Total	$1,064	$1,618	$2,290	$3,193

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$237	$414	$611	$814
General and administrative	827	1,204	1,679	2,379
Total	$1,064	$1,618	$2,290	$3,193

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common stockholders	$(9,513)	$(11,294)	$(20,608)	$(20,339)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	21,233,163	11,307,842	16,327,056	11,305,867
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.45)	$(1.00)	$(1.26)	$(1.80)

The Pre-Funded Warrants for the purchase of 1,700,000 shares of common stock with an exercise price of $0.001 per share have been included in the computation of the net loss per share attributable to common stockholders – basic and diluted, as the exercise price was deemed non-substantive.

Since the Company was in a net loss position for all periods presented, net income (loss) per share attributable to common stockholders was the same, on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Stock options issued and outstanding	3,851,561	3,074,128
Restricted stock units issued and outstanding	585,414	584,852
Series 1 Convertible Preferred Stock issued and outstanding	7,993,217	8,029,039
Common Warrants, issued and outstanding	10,843,380	-
Total potentially dilutive shares	23,273,572	11,688,019

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

Preliminary data from the ADVANCED-1 trial suggested that intravesical TARA-002 was generally well tolerated at the three dose levels evaluated in the initial phase of the trial (10KE, 20KE, and 40KE), and no dose limiting toxicities were observed. The Company has selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and treatment emergent adverse events, or TEAEs, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying, and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the dose escalation portion of the study through the 40KE dose. Of those, three patients with CIS, one of whom was a heavily pre-treated BCG-unresponsive patient, achieved a complete response, or CR, at the 20KE dose, and tumor regression was observed in the other two patients. Results from six patients with high-grade, non-invasive papillary, or HGTa, tumors showed five of six patients with high-grade recurrence free survival, or HGRFS, at week 12. The patient who did not achieve HGRFS was dosed at 10KE, the lowest dose of TARA-002 offered in the trial.

The ongoing open-label expansion trial, or ADVANCED-1EXP, is evaluating intravesical TARA-002 at the 40KE dose in up to 12 CIS patients, including BCG-naïve, BCG-unresponsive, and BCG-inadequately treated patients. In April 2024, we announced positive data from three-month evaluable NMIBC patients with CIS pooled across our clinical studies, including ADVANCED-1 Phase 1a, ADVANCED-1 EXP Phase 1b and ADVANCED-2 Phase 2 trials of TARA-002 in patients with high-risk NMIBC, including BCG-Unresponsive, BCG-Experienced and BCG-Naïve patients. The overall three-month CR rate prior to reinduction for the 16 evaluable patients was 38%, with a CR rate of 63% in CIS-only patients and 13% in patients with CIS +Ta/T1 (T1 is defined as carcinoma invading the lamina propria). A 43% CR rate was observed in BCG-Unresponsive/Experienced patients. TARA-002 demonstrated a favorable safety and tolerability profile. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and there were no Grade 3 or higher TEAEs. TEAEs as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation, and included fatigue, headache, fever, and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying, and bladder spasm. Most bladder irritations resolved in a few hours to a few days. Additional details regarding the data, which support the potential for TARA-002 in treating high risk patients can be found in the following table:

	Three Month Evaluable Patients
	# Patients	# of CRs	CR %
BCG-Unresponsive/ Experienced
CIS-only	6	3	50%
CIS +Ta/T1	1	-	-%
	7	3	43%
BCG-Naïve
CIS-only	2	2	100%
CIS +Ta/T1	7	1	14%
	9	3	33%
	16	6	38%

By Stage of Disease at Baseline
CIS-only	8	5	63%
CIS +Ta/T1	8	1	13%
	16	6	38%

By Study
Phase 1a	3	1	33%
Phase 1b-EXP	8	3	38%
Phase 2 Naïve	5	2	40%
	16	6	38%

Data cutoff date: March 19, 2024

We expect to share preliminary results from a pre-planned risk-benefit analysis of the ongoing Phase 2 open-label ADVANCED-2 trial in the fourth quarter of 2024. The analysis is expected to include approximately 10 patients who are six-month evaluable. The ongoing ADVANCED-2 trial is assessing intravesical TARA-002 in NMIBC patients with CIS (± Ta/T1) who are BCG-Naïve (n=27) and BCG-Unresponsive (n≈100). The BCG-Unresponsive cohort has been designed to be registrational aligned with the United States Food and Drug Administration’s, or FDA’s, 2018 BCG-Unresponsive Non-muscle Invasive Bladder Cancer: Developing Drugs and Biologics for Treatment Guidance for Industry. Trial subjects will receive an induction course of six weekly intravesical instillations, and following mandatory biopsy at three months, will either receive a reinduction course of six weekly intravesical instillations of TARA-002, or the first maintenance course of three weekly installations every three months, for an additional 12 months.

In addition to the ADVANCED-2 trial, we will continue to explore higher dosing at an 80KE dose and systemic priming prior to initiation of intravesical administration, in each case to assess the anti-tumor activity of TARA-002. We continue to believe that combination therapy may play a meaningful role in the NMIBC treatment paradigm and intend to prioritize trials assessing TARA-002 in combination with other therapies. Given TARA-002’s mechanism of action and safety profile, we believe it has strong potential as a combination agent and we continue to evaluate the best potential combination therapy options for our clinical program.

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

In April 2024, we announced alignment with the FDA on a registrational path forward for IV Choline Chloride in patients dependent on PN. Previously, we had been pursuing an indication in intestinal failure-associated liver disease, or IFALD, and following feedback from the FDA, are pursuing a broader indication in patients on PN who are or may become unable to synthesize choline from oral or enteral nutrition sources. Feedback from the FDA on our IV Choline Chloride program indicated that a single study with an endpoint of restoring choline levels in PN patients could serve as the basis for a regulatory filing for IV Choline Chloride. We plan to advance the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PN and intend to initiate a registrational Phase 3 trial in the first quarter of 2025.

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

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed-cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging. We have completed enrollment in the first 3-patient safety cohort and plan to begin enrolling the second safety cohort shortly.

We believe TARA-002 may also have the potential to be used to treat other maxillofacial cysts based on the historical literature from the TARA-002 predecessor, OK-432, as well as recent data in one pediatric patient with a maxillofacial cyst called a Ranula, which resolved nearly 100% after a single 1KE dose of TARA-002. While completing STARBORN-1 in LMs is our priority, we believe there may be an opportunity in the future to explore the potential of TARA-002 to treat different types of maxillofacial cysts.

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

Since inception, we have incurred significant operating losses. As of June 30, 2024, we had an accumulated deficit of approximately $221.0 million. We expect to continue to incur significant and increasing expenses and operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2024, we had approximately $89.6 million in cash, cash equivalents, and marketable debt securities. On April 10, 2024, we completed a private placement, or the 2024 Private Placement, pursuant to which we sold 9,143,380 shares of our common stock, or the Shares, and, for certain purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 1,700,000 shares of our common stock. In each case, the Shares and Pre-Funded Warrants were accompanied by common warrants, or the Common Warrants, to purchase an aggregate of up to 10,843,380 shares of common stock at a price of $5.25. Each Share, along with its attached Common Warrant, has a purchase price of $4.15, and each Pre-Funded Warrant, along with its attached Common Warrant, has a purchase price of $4.149. We received gross proceeds of approximately $45.0 million and net proceeds of approximately $42.0 million, reflecting approximately $3.0 million of placement agent’s fees, legal costs and other expenses in connection with the transaction.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	For The Three Months Ended June 30,		Period-to- Period
	2024	2023	Change
Operating expenses:
Research and development	$6,387	$7,247	$(860)
General and administrative	4,274	4,893	(619)
Total operating expenses	10,661	12,140	(1,479)
Loss from operations	(10,661)	(12,140)	1,479
Other income (expense), net:
Interest and investment income	1,148	846	302
Other income (expense), net	1,148	846	302
Net income (loss)	$(9,513)	$(11,294)	$1,781

Research and development expenses. During the three months ended June 30, 2024, our research and development expenses were approximately $6.4 million, which represented a decrease of approximately $0.9 million as compared to the three months ended June 30, 2023. This decrease was primarily due to an $0.8 million decrease in expenses related to TARA-002, inclusive of $0.6 million in non-clinical activities and $0.2 million in clinical trial activities.

General and administrative expenses. During the three months ended June 30, 2024, our general and administrative expenses were approximately $4.3 million, which represented a decrease of approximately $0.6 million as compared to the three months ended June 30, 2023. This decrease was primarily due to a reduction of $0.4 million in personnel-related expenses associated with stock-based compensation as well as a decrease in market development activities of $0.4 million offset slightly by an increase in legal activities of $0.1 million.

Other income (expense), net. During the three months ended June 30, 2024, our other income (expense), net was approximately $1.1 million, which represented an increase of approximately $0.3 million as compared to the three months ended June 30, 2023, due primarily to higher market interest rates obtained from money market funds on a higher invested balance.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	For The Six Months Ended June 30,		Period-to- Period
	2024	2023	Change
Operating expenses:
Research and development	$14,135	$12,390	$1,745
General and administrative	8,377	9,482	(1,105)
Total operating expenses	22,512	21,872	640
Loss from operations	(22,512)	(21,872)	(640)
Other income (expense), net:
Interest and investment income	1,904	1,533	371
Other income (expense), net	1,904	1,533	371
Net income (loss)	$(20,608)	$(20,339)	$(269)

Research and development expenses. During the six months ended June 30, 2024, our research and development expenses were approximately $14.1 million, which represented an increase of approximately $1.7 million as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in personnel-related expenses of $1.1 million and an $0.8 million increase in costs associated to the TARA-002 program, consisting of a $1.7 million increase in clinical trial activities offset by a $1.0 million reduction in non-clinical activities. This was partially offset by a reduction in expenses of $0.2 million in clinical trial activities associated with IV Choline due to the completion of the prevalence study.

General and administrative expenses. During the six months ended June 30, 2024, our general and administrative expenses were approximately $8.4 million, which represented a decrease of approximately $1.1 million as compared to the six months ended June 30, 2023. This decrease was primarily due to a reduction of $0.9 million in personnel-related expenses (inclusive of $0.7 million of stock-based compensation).

Other income (expense), net. During the six months ended June 30, 2024, our other income (expense), net was approximately $1.9 million, which represented an increase of approximately $0.4 million as compared to the six months ended June 30, 2023, due primarily to higher market interest rates obtained from money market funds on a higher invested balance.

Liquidity and Capital Resources

Overview

As of June 30, 2024 and December 31, 2023, our cash, cash equivalents, and marketable debt securities were $89.6 million and $65.6 million, respectively. We have not generated revenues since our inception and have incurred net losses of $20.6 million and $20.3 million for the six months ended June 30, 2024 and 2023, respectively, and $9.5 million and $11.3 million for the three months ended June 30, 2024 and 2023 respectively. As of June 30, 2024, we had working capital of $86.6 million and stockholder’s equity of $92.0 million. During the six months ended June 30, 2024, net cash flows used in operating activities were $18.1 million, consisting primarily of a net loss of $20.6 million including non-cash expenses of $2.9 million, as well as working capital adjustments of $0.3 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements. More recently, on April 10, 2024, we completed our 2024 Private Placement, pursuant to which we sold 9,143,380 Shares, and, for certain purchasers, Pre-Funded Warrants to purchase an aggregate of 1,700,000 shares of common stock. In each case, the shares and Pre-Funded Warrants were accompanied by Common Warrants to purchase an aggregate of up to 10,843,380 shares of common stock at a price of $5.25. We received total net proceeds of approximately $42.0 million after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	For The Six Months Ended June 30,		Period-to- Period
	2024	2023	Change

Net cash provided by (used in) operating activities	$(18,066)	$(22,296)	$4,230
Net cash provided by (used in) investing activities	26,045	32,211	(6,166)
Net cash provided by (used in) financing activities	42,016	(64)	42,080
Net increase (decrease) in cash and cash equivalents, and restricted cash	$49,995	$9,851	$40,144

Comparison of the Six Months Ended June 30, 2024 and 2023

Net cash used in operating activities was $18.1 million for the six months ended June 30, 2024 compared to $22.3 million for the six months ended June 30, 2023. The decrease of $4.2 million in cash used in operating activities was primarily driven by a $5.4 million decrease in working capital adjustments, primarily related to changes in prepaid expenses and other current assets, and accrued expenses resulting from the timing of payments to our service providers offset partially by an increase in net loss of $0.3 million which includes a $1.0 million decrease in non-cash items including stock-based compensation, operating lease right-of-use asset, depreciation, and amortization of premium on marketable debt securities.

Net cash provided by investing activities was $26.0 million for the six months ended June 30, 2024 compared to $32.2 million for the six months ended June 30, 2023. The decrease of $6.2 million resulted primarily from the maturation of marketable debt securities, the proceeds of which went into money market funds.

Net cash provided by/(used in) financing activities was approximately $42.0 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $40.1 million resulted primarily from the net proceeds of the 2024 Private Placement transaction, which took place in April 2024.

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

As of June 30, 2024, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024 and “Part II, Item 1A —Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 2, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2024, the Company entered into a subscription agreement with certain purchasers, or the Purchasers, pursuant to which the Company agreed to sell and issue to the Purchasers, in a private placement, or the 2024 Private Placement, an aggregate of 9,143,380 shares of the Company’s common stock, or the Shares, held by certain selling stockholders, and, for certain purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 1,700,000 shares of the Company’s common stock. In each case, the Shares or Pre-Funded Warrants were issued with warrants or the Common Warrants, to purchase an aggregate of up to 10,843,380 shares of the Company’s common stock. Each Share, along with its attached Common Warrant, has a purchase price of $4.15, and each Pre-Funded Warrant, along with its attached Common Warrant, has a purchase price of $4.149. The closing date of the 2024 Private Placement was April 10, 2024. The 2024 Private Placement resulted in gross proceeds of approximately $45.0 million and net proceeds of approximately $42.0 million, reflecting approximately $3.0 million of placement agent’s fees, legal costs and other expenses connected with the transaction. The Company intends to use the net proceeds from the 2024 Private Placement for general corporate and working capital purposes, including funding clinical trials. General corporate and working capital purposes may include clinical study expenditures such as the addition of an 80 KE (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial) dose cohort and a systemic priming cohort to the ongoing ADVANCED-2 Phase 2 clinical trial of the Company’s product candidate intravesical TARA-002 in patients with high-risk Non-Muscle Invasive Bladder Cancer (“NMIBC”)), manufacturing expenditures, commercialization expenditures and capital expenditures. Guggenheim Securities, LLC acted as lead placement agent and Oppenheimer & Co. acted as a placement agent in the transaction. The securities sold in the 2024 Private Placement were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

The Pre-Funded Warrants are exercisable at any time after April 10, 2024, at an exercise price of $0.001 per share. The Common Warrants are exercisable at any time after April 10, 2024 and on or prior to the earlier of (i) April 10, 2027 and (ii) 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 Bacillus Calmette-Guérin (BCG)-Unresponsive patients in the ADVANCED-2 (Cohort B) clinical trial, at an exercise price of $5.25 per share.

The Pre-Funded Warrants and the Common Warrants are exercisable so long as the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Pre-Funded Warrant or Common Warrant, as applicable. Such percentage may be increased or decreased to any number not in excess of 19.99% at the holder’s election upon notice to the Company, any such increase not to take effect until the sixty-first day after notice to the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).

3.7	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed with the SEC on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.1	Subscription Agreement, dated April 5, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.2	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.4	Registration Rights Agreement, dated April 5, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*†	2024 Equity Incentive Plan of the Registrant

99.2*†	2024 Employee Stock Purchase Plan of the Registrant

99.3*†	Forms of Stock Option Agreement, Stock Option Grant Notice, Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2024 Equity Incentive Plan of the Registrant

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: August 6, 2024	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)