Form 10-Q
period 2024-09-30
Protara Therapeutics, Inc.
filed 2024-11-12
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024 there were 20,629,772 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,757	$39,586
Marketable debt securities	29,742	25,994
Prepaid expenses and other current assets	3,583	3,125
Total current assets	85,082	68,705
Restricted cash, non-current	745	745
Property and equipment, net	1,109	1,296
Operating lease right-of-use asset	4,514	5,264
Other assets	2,640	2,944
Total assets	$94,090	$78,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,295	$2,434
Accrued expenses and other current liabilities	5,268	2,732
Operating lease liability	1,079	983
Total current liabilities	8,642	6,149
Operating lease liability, non-current	3,657	4,484
Total liabilities	12,299	10,633
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 shares authorized at September 30, 2024 and December 31, 2023, 7,991 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 20,629,772 and 11,364,903 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	21	11
Additional paid-in capital	313,952	268,725
Accumulated deficit	(232,211)	(200,384)
Accumulated other comprehensive income (loss)	29	(31)
Total stockholders’ equity	81,791	68,321
Total liabilities and stockholders’ equity	$94,090	$78,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	$8,070	$6,218	$22,205	$18,608
General and administrative	4,260	4,482	12,637	13,964
Total operating expenses	12,330	10,700	34,842	32,572
Loss from operations	(12,330)	(10,700)	(34,842)	(32,572)
Other income (expense), net:
Interest and investment income	1,111	840	3,015	2,373
Other income (expense), net	1,111	840	3,015	2,373
Net income (loss)	$(11,219)	$(9,860)	$(31,827)	$(30,199)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.87)	$(1.74)	$(2.67)
Weighted-average shares outstanding, basic and diluted	22,329,772	11,347,887	18,342,566	11,320,027
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	29	171	60	523
Other comprehensive income (loss)	29	171	60	523
Comprehensive income (loss)	$(11,190)	$(9,689)	$(31,767)	$(29,676)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083

Issuance of common stock upon settlement of restricted stock units	-	-	39,364	-	(64)	-	-	(64)
Stock-based compensation - restricted stock units	-	-	-	-	314	-	-	314
Stock-based compensation - stock options	-	-	-	-	1,261	-	-	1,261
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	219	219
Net income (loss)	-	-	-	-	-	(9,045)	-	(9,045)

Balance at March 31, 2023	8,027	$-	11,306,753	$11	$264,235	$(169,009)	$(469)	$94,768

Issuance of common stock upon settlement of restricted stock units	-	-	1,209	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	326	-	-	326
Stock-based compensation - stock options	-	-	-	-	1,292	-	-	1,292
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	133	133
Net income (loss)	-	-	-	-	-	(11,294)	-	(11,294)

Balance at June 30, 2023	8,027	$-	11,307,962	$11	$265,853	$(180,303)	$(336)	$85,225

Issuance of common stock upon settlement of restricted stock units	-	-	21,118	-	(27)	-	-	(27)
Stock-based compensation - restricted stock units	-	-	-	-	275	-	-	275
Stock-based compensation - stock options	-	-	-	-	1,172	-	-	1,172
Conversion of Series 1 Convertible Preferred Stock to Common Stock	(36)	-	35,823	-	-	-	-	-
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	171	171
Net income (loss)	-	-	-	-	-	(9,860)	-	(9,860)

Balance at September 30, 2023	7,991	$-	11,364,903	$11	$267,273	$(190,163)	$(165)	$76,956

Balance at December 31, 2023	7,991	$-	11,364,903	$11	$268,725	$(200,384)	$(31)	$68,321

Issuance of common stock upon settlement of restricted stock units	-	-	68,934	-	(76)	-	-	(76)
Stock-based compensation - restricted stock units	-	-	-	-	151	-	-	151
Stock-based compensation - stock options	-	-	-	-	1,075	-	-	1,075
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	30	30
Net income (loss)	-	-	-	-	-	(11,095)	-	(11,095)

Balance at March 31, 2024	7,991	$-	11,433,837	$11	$269,875	$(211,479)	$(1)	$58,406

Issuance of common stock, pre-funded warrants and warrants from private placement, net of offering costs of $3,034	-	-	9,143,380	10	41,954	-	-	41,964
Issuance of common stock upon settlement of restricted stock units	-	-	4,975	-	(7)	-	-	(7)
Issuance of common stock upon exercise of stock options	-	-	47,580	-	135	-	-	135
Stock-based compensation - restricted stock units	-	-	-	-	111	-	-	111
Stock-based compensation - stock options	-	-	-	-	953	-	-	953
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	1	1
Net income (loss)	-	-	-	-	-	(9,513)	-	(9,513)

Balance at June 30, 2024	7,991	$-	20,629,772	$21	$313,021	$(220,992)	$-	$92,050

Stock-based compensation - restricted stock units	-	-	-	-	109	-	-	109
Stock-based compensation - stock options	-	-	-	-	822	-	-	822
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	29	29
Net income (loss)	-	-	-	-	-	(11,219)	-	(11,219)

Balance at September 30, 2024	7,991	$-	20,629,772	$21	$313,952	$(232,211)	$29	$81,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$(31,827)	$(30,199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,221	4,640
Operating lease right-of-use asset	750	711
Depreciation	250	234
Amortization of premium (Accretion of discount) on marketable debt securities	(406)	(331)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(458)	(1,919)
Other assets	304	(2,297)
Accounts payable	(139)	918
Accrued expenses and other current liabilities	2,536	68
Operating lease liabilities	(731)	(682)
Net cash provided by (used in) operating activities	(26,500)	(28,857)

Cash flows from investing activities:
Purchase of marketable debt securities	(29,382)	(12,186)
Proceeds from maturity and redemption of marketable debt securities	26,100	50,820
Purchase of property and equipment	(63)	(45)
Net cash provided by (used in) investing activities	(3,345)	38,589

Cash flows from financing activities:
Proceeds from private placement, net of offering costs of $3,034	41,964	-
Proceeds from exercise of stock options	135	-
Taxes paid related to net share settlement of restricted stock units	(83)	(91)
Net cash provided by (used in) financing activities	42,016	(91)

Net increase (decrease) in cash and cash equivalents and restricted cash	12,171	9,641
Cash and cash equivalents and restricted cash - beginning of year	40,331	24,872
Cash and cash equivalents and restricted cash - end of period	$52,502	$34,513

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$51,757	$33,768
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$52,502	$34,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1. Organization and Nature of the Business

Overview

Protara Therapeutics, Inc., and its consolidated subsidiaries (“Protara” or the “Company”), is a clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. Protara’s portfolio includes two development programs utilizing TARA-002, an investigational cell therapy in development for the treatment of non-muscle invasive bladder cancer, or NMIBC, and lymphatic malformations, or LMs. Additionally, the Company’s portfolio includes Intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy in development for patients receiving parenteral support, or PS.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2023 and 2022 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2023 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are held in depository, money market accounts and U.S. Treasury securities, and are reported at fair value.

The Company’s restricted cash balances consist of cash deposits to collateralize letter of credit obligations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant items subject to such estimates include but are not limited to research and development accruals as well as contingencies.

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

The Company currently invests its excess cash primarily in money market funds and high quality investment grade marketable debt securities of governments and corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, the common equivalent shares for the period from unvested restricted common stock, outstanding stock options, potential shares issuable under the 2024 ESPP, the conversion of preferred stock, and the exercise of common warrants, or the Common Warrants, issued in connection with the 2024 Private Placement, discussed further in Note 10. Stockholders’ Equity.

Given the nominal exercise price associated with the Company’s pre-funded warrants, or the Pre-Funded Warrants, issued in connection with the 2024 Private Placement (discussed further in Note 10. Stockholders’ Equity) such Pre-Funded Warrants are included in the calculation of basic and diluted net income (loss) per share. The exercise price per warrant is deemed nonsubstantive when compared to the market value of the underlying common shares. The weighted average impact of the 1,700,000 unexercised Pre-Funded Warrants as of September 30, 2024 was included in the Company’s calculation of basic and diluted loss per share.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$41,266	$-	$-	$41,266
U.S. Treasury securities(a)	9,989	-	-	9,989
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
U.S. Treasury securities(c)	29,742	-	-	29,742
Total	$81,742	$-	$-	$81,742

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$39,031	$-	$-	$39,031
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	23,495	-	23,495
Agency bonds(c)	-	2,499	-	2,499
Total	$39,776	$25,994	$-	$65,770

(a)	Money market funds, U.S. Treasury securities and bonds with original maturities of 90 days or less are included within Cash and cash equivalents in the condensed consolidated balance sheets.

(b)	Restricted money market funds are included within Restricted cash, non-current in the condensed consolidated balance sheets.

(c)	U.S. Treasury securities and bonds with original maturities greater than 90 days are included within Marketable debt securities in the condensed consolidated balance sheets and classified as current or non-current based upon whether the maturity of the financial asset is less than or greater than 12 months.

Money market funds and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets. Corporate and agency bonds classified as Level 2 within the fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the period presented.

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at September 30, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

4. Marketable Debt Securities

Marketable debt securities presented within marketable debt securities were classified as available-for-sale. All marketable debt securities, including securities presented within cash and cash equivalents, consist of the following:

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities - presented in cash and cash equivalents	$9,988	$1	$-	$9,989
U.S. Treasury securities - presented in marketable debt securities	29,714	28	-	29,742
Total	$39,702	$29	$-	$39,731

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$23,525	$-	$(30)	$23,495
Agency bonds - presented in marketable debt securities	2,500	-	(1)	2,499
Total	$26,025	$-	$(31)	$25,994

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2024 and 2023 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of 90 days or less as cash equivalents. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The remaining maturities of all debt securities held at September 30, 2024 was less than one year. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

As of September 30, 2024, no securities were held in a loss position. As of December 31, 2023, marketable debt securities in a loss position consist of the following:

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

As of September 30, 2024 and December 31, 2023, it was determined that there were no expected credit losses.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Interest and Investment Income

Interest and investment income consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$659	$710	$2,468	$2,025
Dividend income	8	2	28	6
Accretion of discount (Amortization of premium), net	444	128	519	342
Total interest and investment income	$1,111	$840	$3,015	$2,373

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of
	September 30, 2024	December 31, 2023
Prepaid research and development	$2,640	$1,957
Prepaid insurance	360	659
Prepaid retention bonuses	140	-
Prepaid software	99	67
Accrued interest on marketable debt securities	-	242
Other prepaid expenses	341	163
Other current assets	3	37
Total	$3,583	$3,125

6. Other Assets

Other assets consist of the following:

	As of
	September 30, 2024	December 31, 2023
Prepaid research and development, non-current	$2,539	$2,661
Prepaid insurance, non-current	68	272
Other non-current assets	33	11
Total	$2,640	$2,944

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
Research and development costs	3,385	440
Employee costs	1,515	2,112
Other expenses	368	180
Total	$5,268	$2,732

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities was $995 during each of the nine months ended September 30, 2024 and 2023.

Lease expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$338	$341	$1,014	$1,024
Total	$338	$341	$1,014	$1,024

Variable lease expenses for the three and nine months ended September 30, 2024 were $26 and $72, respectively. Variable lease expenses for the three and nine months ended September 30, 2023 were not material.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of September 30, 2024
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	46

As of September 30, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating Lease Payments
2024 (excluding the nine months ended September 30, 2024)	$332
2025	1,395
2026	1,429
2027	1,429
2028	718
Thereafter	87
Total operating lease payments	5,390
Less: imputed interest	(654)
Present value of future minimum lease payments	$4,736

9. Commitments and Contingencies

Commitments

The Company has commitments under certain license and collaboration agreements, lease agreements and employment agreements. Commitments under certain license agreements primarily include annual payments, payments upon the achievement of certain milestones and royalty payments based on net sales of licensed products. Commitments under lease agreements consist of future minimum lease payments for operating leases which are further described in Note 8 of this Quarterly Report on Form 10-Q.

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

10. Stockholders’ Equity

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 20,629,772 and 11,364,903 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 7,991 shares were issued and outstanding as of September 30, 2024 and December 31, 2023. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

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

The fair market value of the Pre-Funded Warrants was estimated as the difference between the share price of our stock on the agreement date and the exercise price of the Pre-Funded Warrant.

The fair market value of the Common Warrants at their issuance was estimated using the Black-Scholes option-pricing model. The assumed dividend yield was based upon the Company’s expectation of not paying dividends in the foreseeable future. Expected volatility for the Company’s common stock was determined based on the historical volatility of the Company over the full term of the warrant. The risk-free interest rate was based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant. The expected term of the Common Warrants was calculated utilizing the three-year expiration date, taking into consideration the possibility of an accelerated expiration date pursuant to the terms of the Common Warrants.

The estimated fair market values of the Shares, Pre-Funded Warrants and Common Warrants have been recorded in additional paid in capital. As of September 30, 2024, no warrants have expired or been exercised.

11. Stock-Based Compensation

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of September 30, 2024, there were 3,700,664 shares of common stock subject to outstanding awards.

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

As of September 30, 2024, there were 134,328 shares of common stock subject to outstanding awards.

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

As of September 30, 2024, there were 512,900 shares of common stock subject to outstanding awards and 87,100 shares of common stock available for future issuance under the 2020 Inducement Plan.

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

As of September 30, 2024, there were 72,000 shares of common stock subject to outstanding awards and 1,428,000 shares of common stock available for future issuance under the 2024 EIP.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of September 30, 2024, the number of shares available for issuance was 1,000,000. During the three and nine months ended September 30, 2024, no shares were issued under the 2024 ESPP.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activities for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	236,679	$7.07
Granted	210,700	1.91
Forfeited	(39,886)	2.89
Vested	(111,579)	10.45
Non-vested as of September 30, 2024	295,914	$2.69

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of September 30, 2024, the unamortized value of RSUs was $485. As of September 30, 2024, the weighted average remaining amortization period was 1.83 years. As of September 30, 2024 and December 31, 2023, 289,500 RSUs have vested that have not yet been settled into shares of the Company’s common stock.

During the nine months ended September 30, 2024, the Company issued 73,909 shares of the Company’s common stock from the net settlement of 111,579 RSUs. The Company paid $83 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2023	2,900,205	$9.50	8.03	$20
Granted	1,373,700	1.99	-	-
Exercised	(47,580)	2.83	-	23
Forfeited	(302,137)	3.14	-	-
Expired	(89,710)	12.97	-	-
Outstanding as of September 30, 2024	3,834,478	$7.31	7.92	$2

Vested and expected to vest at September 30, 2024	3,834,478	$7.31	7.92	$2
Exercisable as of September 30, 2024	1,819,217	12.17	6.89	-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2023 and September 30, 2024, respectively.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2024 and 2023 was $1.58 and $2.40, respectively. As of September 30, 2024, there was approximately $4,274 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.58 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	$109	$275	$371	$915
Stock options	822	1,172	2,850	3,725
Total	$931	$1,447	$3,221	$4,640

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$228	$419	$839	$1,233
General and administrative	703	1,028	2,382	3,407
Total	$931	$1,447	$3,221	$4,640

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common stockholders	$(11,219)	$(9,860)	$(31,827)	$(30,199)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	22,329,772	11,347,887	18,342,566	11,320,027
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.87)	$(1.74)	$(2.67)

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

	As of September 30,
	2024	2023
Stock options issued and outstanding	3,834,478	2,933,525
Restricted stock units issued and outstanding	585,414	526,479
Series 1 Convertible Preferred Stock issued and outstanding	7,993,217	7,993,217
Common Warrants, issued and outstanding	10,843,380	-
Total potentially dilutive shares	23,256,489	11,453,221

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

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. This cell therapy is currently approved in Japan for lymphatic malformations, or LMs, and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and are exploring its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette–Guérin, or BCG, which has been in shortage for several decades creating a need for new therapies. The mechanism of action of TARA-002 is similar in some ways to that of BCG. Mechanistically, TARA-002 and BCG are similar in that in that they are both intravesically administered broad-spectrum immune potentiators that drive a TH-1 pro-inflammatory response and have a preference to M1 polarization. We found several important differences when we compared the two drugs in pre-clinical studies that we believe make TARA-002 a potentially compelling new therapy. We found that TARA-002 is a NOD2/TLR 2 agonist (NOD2 is defined as Nucleotide-binding oligomerization domain 2; TLR 2 is defined as toll-like receptor 2) and BCG is a toll-like receptor 4, or TLR4, agonist. When we compared TARA-002 directly to BCG, in a cytotxcitiy assay, we found that TARA-002 resulted in significantly stronger tumor cell killing compared to BCG. We also found that TARA-002 resulted in significantly higher upregulation of key pro-inflammatory cytokines and chemokines, including tumor necrosis factor alpha, or TNF-α, and interferon gamma, or interferon-γ. It’s worth noting that TARA-002 meaningfully down-regulates Interleukin-8, or IL-8, which at prolonged elevations is thought to increase risk for tumor recurrence in bladder cancer after BCG therapy.

We conducted a Phase 1 open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment experienced NMIBC patients with carcinoma in situ, or CIS, and high-grade papillary tumors, or Ta, known as the ADVANCED-1 trial. In the initial dose escalation phase of the trial, patients received six weekly intravesical doses of TARA-002, evaluating the 10KE, 20KE and 40KE doses (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial). The primary objective of the trial was to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended Phase 2 dose.

Data from the ADVANCED-1 trial suggested that intravesical TARA-002 was generally well tolerated at the three dose levels evaluated in the initial phase of the trial (10KE, 20KE, and 40KE), and no dose limiting toxicities were observed. A maximum tolerated dose was not determined, and the Company selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and treatment emergent adverse events, or TEAEs, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the dose escalation portion of the study through the 40KE dose. Of those, three patients with CIS, one of whom was a heavily pre-treated BCG-Unresponsive patient, achieved a complete response, or CR, at the 20KE dose, and tumor regression was observed in the other two patients. Results from six patients with high-grade, non-invasive papillary, or HGTa, tumors showed five of six patients with high-grade recurrence free survival, or HGRFS, at week 12. The patient who did not achieve HGRFS was dosed at 10KE, the lowest dose of TARA-002 offered in the trial. An exploratory cohort of dose escalation at the 80KE was also completed demonstrating similar safety to the 40KE dose. The 80KE dose could potentially be used as we continue to explore priming doses with TARA-002.

Additionally, we completed an open-label expansion clinical trial, or ADVANCED-1EXP, evaluating intravesical TARA-002 at the 40KE dose in CIS patients, including BCG-Naïve, BCG-Unresponsive, and BCG-Experienced patients and are conducting an open-label Phase 2 clinical trial, or ADVANCED-2, assessing intravesical TARA-002 in NMIBC patients with CIS (± Ta/T1) who are BCG-Naïve (n=27) and BCG-Unresponsive (n≈100).

In April 2024, we announced positive data from three-month evaluable NMIBC patients with CIS pooled across our clinical studies, including ADVANCED-1 Phase 1a, ADVANCED-1 EXP Phase 1b and ADVANCED-2 Phase 2 trials of TARA-002 in patients with high-risk NMIBC, including BCG-Unresponsive, BCG-Experienced and BCG-Naïve patients. The overall three-month CR rate prior to reinduction for the 16 evaluable patients was 38%, with a CR rate of 63% in CIS-only patients and 13% in patients with CIS +Ta/T1 (T1 is defined as carcinoma invading the lamina propria). A 43% CR rate was observed in BCG-Unresponsive/Experienced patients. TARA-002 demonstrated a favorable safety and tolerability profile. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and there were no Grade 3 or higher TEAEs. TEAEs as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation, and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying and bladder spasm. Most bladder irritations resolved in a few hours to a few days. Additional details regarding the data, which support the potential for TARA-002 in treating high risk patients can be found in the following table:

	Three Month Evaluable Patients
	# Patients	# of CRs	CR %
BCG-Unresponsive/ Experienced
CIS-only	6	3	50%
CIS +Ta/T1	1	-	-%
	7	3	43%
BCG-Naïve
CIS-only	2	2	100%
CIS +Ta/T1	7	1	14%
	9	3	33%
	16	6	38%

By Stage of Disease at Baseline
CIS-only	8	5	63%
CIS +Ta/T1	8	1	13%
	16	6	38%

By Study
Phase 1a	3	1	33%
Phase 1b-EXP	8	3	38%
Phase 2 Naïve	5	2	40%
	16	6	38%

Data cutoff date: March 19, 2024

We expect to share preliminary results from a pre-planned interim analysis of the ongoing ADVANCED-2 trial in the fourth quarter of 2024. The analysis is expected to include at least 10 patients who are six-month evaluable. The BCG-Unresponsive cohort has been designed to be registrational aligned with the United States Food and Drug Administration’s, or FDA’s, 2024 BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biological Products for Treatment Draft Guidance for Industry. Trial subjects will receive an induction course of six weekly intravesical instillations, and following mandatory biopsy at three months, will either receive a reinduction course of six weekly intravesical instillations of TARA-002, or the first maintenance course of three weekly installations every three months, for an additional 12 months. In addition, we anticipate sharing interim 12-month results from the ADVANCED-2 trial in the middle 2025.

In addition to the ADVANCED-2 trial, we will continue to explore systemic priming prior to initiation of intravesical administration to assess the anti-tumor activity of TARA-002. We continue to believe that combination therapy may play a meaningful role in the NMIBC treatment paradigm and intend to prioritize trials assessing TARA-002 in combination with other therapies. Given TARA-002’s mechanism of action and safety profile, we believe it has strong potential as a combination agent and we continue to evaluate the best potential combination therapy options for our clinical program.

We also continue to conduct non-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. We use non-clinical data to help us define other cancer targets for TARA-002, both within urothelial cancer and other types of cancer affecting different parts of the body.

We are also pursuing intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, for patients receiving parenteral support, or PS, which includes both nutrition and fluids. Choline is a known important substrate for phospholipids that are critical for healthy liver function and also plays an important role in modulating gene expression, cell membrane signaling, brain development and neurotransmission, muscle function, and bone health. PS patients are unable to synthesize choline from enteral nutrition sources, and there are currently no available PS formulations containing choline. Every year in the U.S. there are approximately 90,000 people who require PS at home and of those approximately 30,000 are on long-term PS. IV Choline Chloride has the potential to become the first FDA approved IV choline formulation for PS patients.

In April 2024, we announced alignment with the FDA on a registrational path forward for IV Choline Chloride in patients dependent on PS. Previously, we had been pursuing an indication in intestinal failure-associated liver disease, or IFALD, and following feedback from the FDA, are pursuing a broader indication in adult and adolescent patients on PS for whom oral or enteral nutrition is not possible, insufficient, or contraindicated. The FDA has also granted IV Choline Chloride Fast Track designation for this indication. Feedback from the FDA on our IV Choline Chloride program indicated that a single study with an endpoint of restoring choline levels in PS patients could serve as the basis for a regulatory filing for IV Choline Chloride. We plan to advance the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PS and intend to initiate THRIVE-3, a registrational Phase 3 trial in the first quarter of 2025.

Choline is recommended for patients on parenteral nutrition, or PN, by the American Society for Parenteral and Enteral Nutrition, or ASPEN, in their Recommendations for Changes in Commercially Available Parenteral Multivitamin and Multi–Trace Element Products, as well as by the European Society for Clinical Nutrition and Metabolism, or ESPEN, in their Guideline on Home Parenteral Nutrition. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for the prevention of choline deficiency in PN patients. The U.S. Patent and Trademark Office has issued us a U.S. patent claiming a choline composition and a U.S. patent claiming a method for treating choline deficiency with a choline composition, each with a term expiring in 2041.

In September 2024, we presented the results of THRIVE-1, a prospective, observational study evaluating the prevalence of choline deficiency and liver injury in patients dependent on PS at the ESPEN Congress. The study found that 78% of patients who are dependent on PS were choline deficient, and that 63% of choline deficient participants had liver dysfunction, including steatosis, cholestasis and hepatobiliary injury, underscoring the need for IV choline supplementation in this patient population.

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

The primary endpoint of the trial is the proportion of participants with macrocystic LMs and mixed-cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging. We have completed enrollment in the first 3-patient safety cohort and are enrolling the second safety cohort.

In September 2024, we announced interim data from the first safety cohort in the STARBORN-1 trial. Of three patients treated in the first cohort, which enrolled individuals six years to less than 18 years of age, two patients treated with TARA-002 achieved a complete response after receiving one injection of TARA-002; the responses were seen in a patient with a macrocystic lymphatic malformation and a patient with a maxillofacial cyst called a ranula. The safety and tolerability seen in this cohort was consistent with that of the historical experience with OK-432 and included TEAEs of pain, swelling, fatigue and body temperature increases. All TEAEs were mild to moderate and resolved.

We believe TARA-002 may also have the potential to be used to treat other maxillofacial cysts based on the historical literature from the TARA-002 predecessor, OK-432, as well as recent data in the one pediatric patient with a ranula, which resolved nearly 100% after a single 1KE injection of TARA-002. While completing STARBORN-1 in LMs is our priority, we believe there may be an opportunity in the future to explore the potential of TARA-002 to treat different types of maxillofacial cysts.

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

Since inception, we have incurred significant operating losses. As of September 30, 2024, we had an accumulated deficit of approximately $232.2 million. We expect to continue to incur significant and increasing expenses and operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2024, we had approximately $81.5 million in cash, cash equivalents and marketable debt securities. On April 10, 2024, we completed a private placement, or the 2024 Private Placement, pursuant to which we sold 9,143,380 shares of our common stock, or the Shares, and, for certain purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 1,700,000 shares of our common stock. In each case, the Shares and Pre-Funded Warrants were accompanied by common warrants, or the Common Warrants, to purchase an aggregate of up to 10,843,380 shares of common stock at a price of $5.25. Each Share, along with its attached Common Warrant, has a purchase price of $4.15, and each Pre-Funded Warrant, along with its attached Common Warrant, has a purchase price of $4.149. We received gross proceeds of approximately $45.0 million and net proceeds of approximately $42.0 million, reflecting approximately $3.0 million of placement agent’s fees, legal costs and other expenses in connection with the transaction.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For The Three Months Ended September 30,		Period-to- Period
	2024	2023	Change
Operating expenses:
Research and development	$8,070	$6,218	$1,852
General and administrative	4,260	4,482	(222)
Total operating expenses	12,330	10,700	1,630
Loss from operations	(12,330)	(10,700)	(1,630)
Other income (expense), net:
Interest and investment income	1,111	840	271
Other income (expense), net	1,111	840	271
Net income (loss)	$(11,219)	$(9,860)	$(1,359)

Research and development expenses. During the three months ended September 30, 2024, our research and development expenses were approximately $8.1 million, which represented an increase of approximately $1.9 million as compared to the three months ended September 30, 2023. This increase was primarily due to an increase in clinical and non-clinical study costs related to TARA-002 of $1.5 million and IV Choline Chloride of $0.4 million.

General and administrative expenses. During the three months ended September 30, 2024, our general and administrative expenses were approximately $4.3 million, which represented a decrease of approximately $0.2 million as compared to the three months ended September 30, 2023. This decrease was primarily due to a reduction of $0.6 million in personnel-related expenses (inclusive of $0.3 million of stock-based compensation), offset partially by increases in market development, business development and investor relations activities of $0.3 million.

Other income (expense), net. During the three months ended September 30, 2024, our other income (expense), net was approximately $1.1 million, which represented an increase of approximately $0.3 million as compared to the three months ended September 30, 2023, due primarily to higher investment return on a higher invested balance.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	For The Nine Months Ended September 30,		Period-to- Period
	2024	2023	Change
Operating expenses:
Research and development	$22,205	$18,608	$3,597
General and administrative	12,637	13,964	(1,327)
Total operating expenses	34,842	32,572	2,270
Loss from operations	(34,842)	(32,572)	(2,270)
Other income (expense), net:
Interest and investment income	3,015	2,373	642
Other income (expense), net	3,015	2,373	642
Net income (loss)	$(31,827)	$(30,199)	$(1,628)

Research and development expenses. During the nine months ended September 30, 2024, our research and development expenses were approximately $22.2 million, which represented an increase of approximately $3.6 million as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in clinical and non-clinical study costs related to TARA-002 of $2.4 million and IV Choline Chloride of $0.2 million. There was also an increase in personnel-related expenses of $1.0 million (inclusive of an $0.4 million reduction of stock-based compensation).

General and administrative expenses. During the nine months ended September 30, 2024, our general and administrative expenses were approximately $12.6 million, which represented a decrease of approximately $1.3 million as compared to the nine months ended September 30, 2023. This decrease was primarily due to a reduction of $1.4 million in personnel-related expenses (inclusive of $1.0 million of stock-based compensation).

Other income (expense), net. During the nine months ended September 30, 2024, our other income (expense), net was approximately $3.0 million, which represented an increase of approximately $0.6 million as compared to the nine months ended September 30, 2023, due primarily to higher investment return on a higher invested balance.

Liquidity and Capital Resources

Overview

As of September 30, 2024 and December 31, 2023, our cash, cash equivalents and marketable debt securities were $81.5 million and $65.6 million, respectively. We have not generated revenues since our inception and have incurred net losses of $31.8 million and $30.2 million for the nine months ended September 30, 2024 and 2023, respectively, and $11.2 million and $9.9 million for the three months ended September 30, 2024 and 2023 respectively. As of September 30, 2024, we had working capital of $76.4 million and stockholder’s equity of $81.8 million. During the nine months ended September 30, 2024, net cash flows used in operating activities were $26.5 million, consisting primarily of a net loss of $31.8 million including non-cash expenses of $3.8 million, as well as working capital adjustments of $1.5 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock and preferred stock in private placements. More recently, on April 10, 2024, we completed our 2024 Private Placement, pursuant to which we sold 9,143,380 Shares, and, for certain purchasers, Pre-Funded Warrants to purchase an aggregate of 1,700,000 shares of common stock. In each case, the Shares and Pre-Funded Warrants were accompanied by Common Warrants to purchase an aggregate of up to 10,843,380 shares of common stock at a price of $5.25. We received total net proceeds of approximately $42.0 million after deducting placement agent fees and offering expenses.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, prevailing market interest rates, general economic uncertainty or other factors, we may need to curtail planned development activities. A recession or market correction, continued supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	For The Nine Months Ended September 30,		Period-to- Period
	2024	2023	Change

Net cash provided by (used in) operating activities	$(26,500)	$(28,857)	$2,357
Net cash provided by (used in) investing activities	(3,345)	38,589	(41,934)
Net cash provided by (used in) financing activities	42,016	(91)	42,107
Net increase (decrease) in cash and cash equivalents, and restricted cash	$12,171	$9,641	$2,530

Comparison of the Nine Months Ended September 30, 2024 and 2023

Net cash used in operating activities was $26.5 million for the nine months ended September 30, 2024 compared to $28.9 million for the nine months ended September 30, 2023. The decrease of $2.4 million in cash used in operating activities was primarily driven by a $5.4 million decrease in working capital adjustments, primarily related to changes in prepaid expenses and other current assets and accrued expenses resulting from the timing of payments to our service providers, offset partially by an increase in net loss of $1.6 million which includes a $1.4 million decrease in non-cash items including stock-based compensation, operating lease right-of-use asset, depreciation and amortization of premium (accretion of discount) on marketable debt securities.

Net cash provided by (used in) investing activities was $(3.3) million for the nine months ended September 30, 2024 compared to $38.6 million for the nine months ended September 30, 2023. The decrease of $41.9 million resulted primarily from a decrease of $24.7 million of marketable debt securities matured as well as an increase of $17.2 million of marketable debt securities purchased.

Net cash provided by (used in) financing activities was $42.0 million for the nine months ended September 30, 2024 compared to $(0.1) million for the nine months ended September 30, 2023. The increase of $42.1 million resulted primarily from the net proceeds of the 2024 Private Placement transaction, which took place in April 2024.

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

Other obligations

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, supply agreements and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our condensed consolidated balance sheet for the periods presented.

We enter into contracts in the normal course of business with CROs, CDMOs and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

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

As of September 30, 2024, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PROTARA THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)