Form 10-K
period 2024-12-31
Protara Therapeutics, Inc.
filed 2025-03-05
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $35.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 28, 2024 of $2.08 per share.

As of February 28, 2025, 36,767,465 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2025 are incorporated by reference into Part III of this report.

PROTARA THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2024

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

These forward-looking statements include, but are not limited to, statements about:

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

●	our ability to remain listed on the Nasdaq Capital Market, or Nasdaq;

●	the impact of government laws and regulations, including any executive orders or tariffs;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	the timing or likelihood of regulatory filings and approvals;

●	our ability to protect our intellectual property position; and

●	the impact of general U.S., foreign and global economic, industry, market, regulatory, political or public health conditions.

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

●	We have a limited operating history and have never generated any revenues.

●	We expect to incur significant expenses and significant losses for the foreseeable future and may never generate revenue or achieve or maintain profitability.

●	We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

●	Our business depends on the successful preclinical and clinical development, regulatory approval and commercialization of our product candidates, including TARA-002 and IV Choline Chloride.

●	We have never completed a registrational clinical trial or made a biologics license application, or BLA, or new drug application, or NDA, submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

●	Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding the new U.S. Presidential Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed towards other agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

●	Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of adoption and use necessary for commercial success.

●	Our product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

●	We currently have limited marketing capabilities and no sales organization. If we are unable to build our sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

●	Certain stockholders have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

●	We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; harm to our reputation; and other adverse effects on our business or prospects.

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

Our portfolio includes two development programs utilizing TARA-002, an investigational cell therapy based on the broad immunopotentiator, OK-432, which was originally granted marketing approval by the Japanese Ministry of Health and Welfare as an immunopotentiating cancer therapeutic agent. TARA-002 is currently approved in Japan and Taiwan for lymphatic malformations, or LMs, and multiple oncologic indications. We have secured worldwide rights to the asset excluding Japan and Taiwan and are exploring its use in oncology and rare disease indications. TARA-002 was developed from the same master cell bank of genetically distinct group A Streptococcus pyogenes as OK-432 (marketed as Picibanil® in Japan by Chugai Pharmaceutical Co., Ltd., or Chugai Pharmaceutical). We are currently developing TARA-002 in non-muscle invasive bladder cancer, or NMIBC, and in LMs.

Our lead oncology program is TARA-002 in NMIBC, which is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. Approximately 65,000 patients are diagnosed with NMIBC in the United States each year. Very few new therapeutics have been approved for NMIBC since the 1990s and the current standard of care for NMIBC includes intravesical Bacillus Calmette-Guérin, or BCG.

Following the completion of Phase 1a and 1b clinical trials to evaluate safety, preliminary efficacy and the dosing of TARA-002, at the 40KE (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial) dose level, we initiated and are currently conducting our ADVANCED-2 clinical trial. ADVANCED-2 is a Phase 2 open-label trial evaluating intravesical TARA-002 in at least 102 patients with high-grade carcinoma in situ, or CIS in the U.S., Canada, Argentina, and Ukraine. Cohort A of the Phase 2 trial is expected to enroll 27 patients with CIS (± Ta/T1 with Ta defined as non-invasive papillary carcinoma and T1 as defined as carcinoma invading the lamina propria), BCG-Naïve or BCG-Exposed, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75-100 patients with BCG-Unresponsive CIS (± Ta/T1) and is expected to be registrational based on the FDA’s August 2024 Draft Guidance on BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biological Products for Treatment.

We expect to complete Cohort A (BCG-Naïve or BCG-Exposed) of the clinical trial and share 12-month interim data by mid-2025 and complete a interim analysis in Cohort B (BCG-Unresponsive) of the clinical trial by the end of 2025. The interim analysis will include data from approximately 25 six-month evaluable patients.

In addition to the ADVANCED-2 trial, we plan to continue to explore the anti-tumor activity related to the administration of TARA-002 via systemic administration. We continue to believe that combination therapy may play a meaningful role in the NMIBC treatment paradigm and intend to evaluate TARA-002 in combination with other therapies. Given what we have observed to date of TARA-002’s mechanism of action and safety profile, we believe it has strong potential as a combination agent, and we continue to evaluate potential combination therapy options for our clinical program. We also continue to conduct non-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC, and to help us define other cancer targets for TARA-002, both within urothelial cancer and other types of cancer affecting different parts of the body.

We are also pursuing intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, for patients receiving parenteral support, or PS, which includes both nutrition and fluids. Choline is a known important substrate for phospholipids that are critical for healthy liver function and also plays an important role in modulating gene expression, cell membrane signaling, brain development, neurotransmission, muscle function and bone health. PS patients are unable to synthesize choline from enteral nutrition sources, and there are currently no available PS formulations containing choline. Every year in the U.S. there are approximately 90,000 people who require PS at home and of those approximately 30,000 are on long-term PS. IV Choline Chloride has the potential to become the first FDA-approved IV choline formulation for PS patients.

An IV formulation of choline is recommended for patients on parenteral nutrition, or PN, by the American Society for Parenteral and Enteral Nutrition, or ASPEN, in their Recommendations for Changes in Commercially Available Parenteral Multivitamin and Multi–Trace Element Products, as well as by the European Society for Clinical Nutrition and Metabolism, or ESPEN, in their Guideline on Home Parenteral Nutrition. IV Choline Chloride has been granted Orphan Drug Designation by the FDA for the prevention and/or treatment of choline deficiency in patients on long-term PN. The U.S. Patent and Trademark Office, or USPTO, has issued us a U.S. patent claiming a choline composition and a U.S. patent claiming a method for treating choline deficiency with a choline composition, each with a term expiring in 2041.

In April 2024, we announced alignment with the FDA on a registrational path forward for IV Choline Chloride. Previously, we had been pursuing an indication in intestinal failure-associated liver disease, or IFALD, and following feedback from the FDA, are pursuing a broader indication as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated. Feedback from the FDA on our IV Choline Chloride program indicated that a single study with an endpoint of restoring choline levels in PS patients could serve as the basis for a regulatory submission for IV Choline Chloride. We plan to advance the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PS and intend to initiate THRIVE-3, a registrational Phase 3 clinical trial in the first half of 2025. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone, and memory. The FDA has also granted IV Choline Chloride Fast Track Designation as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

In September 2024, we presented the results of THRIVE-1, a prospective, observational study evaluating the prevalence of choline deficiency and liver injury in patients dependent on PS in the U.S., U.K, and Europe at the ESPEN Congress. The study found that 78% of patients who are dependent on PS were choline deficient, and that 63% of choline deficient participants had liver dysfunction, including steatosis, cholestasis and hepatobiliary injury, underscoring the need for IV Choline supplementation in this patient population.

We are also pursuing TARA-002 in LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In July 2020, the FDA granted Rare Pediatric Disease Designation for TARA-002 for the treatment of LMs and in May 2022 the European Commission granted Orphan Drug Designation to TARA-002 for the treatment of LMs. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. We have an open investigational new drug application, or IND, for TARA-002 in LMs with the Vaccines and Related Products Division of the FDA, or Vaccines Division.

In October 2023, we initiated STARBORN-1, which is a Phase 2 single-arm, open-label, prospective clinical trial to evaluate the safety and efficacy of intracystic injection of TARA-002 for the treatment of macrocystic and mixed-cystic LMs (≥ 50% macrocystic disease) in participants six months to less than 18 years of age in the U.S. Including an age de-escalation safety lead-in, the clinical trial will enroll approximately 30 patients who will receive up to four injections of TARA-002 spaced approximately six weeks apart. The primary endpoint of the clinical trial is the proportion of participants with macrocystic LMs and mixed-cystic LMs who demonstrated clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging.

In September 2024, we announced interim data from the first safety cohort in the STARBORN-1 trial. Of three patients treated in the first cohort, which enrolled individuals six years to less than 18 years of age, two patients treated with TARA-002 achieved a complete response after receiving one injection of TARA-002; the responses were seen in a patient with a macrocystic LM and a patient with a maxillofacial cyst called a ranula. The tolerability observed in this cohort was consistent with patients’ historical experience with OK-432 and included treatment emergent adverse events, or TEAEs, of pain, swelling, fatigue and body temperature increases. All TEAEs were mild to moderate and resolved. We expect to provide an interim update from our STARBORN-1 trial by the end of the first half of 2025.

We believe TARA-002 may also have the potential to be used to treat other maxillofacial cysts based on the historical literature from the TARA-002 predecessor, OK-432, as well as recent data from the STARBORN-1 trial in which the one pediatric patient with a ranula achieved a complete response after a single 1KE injection of TARA-002. While completing STARBORN-1 in LMs is our priority, we believe there may be an opportunity in the future to explore the potential of TARA-002 to treat different types of maxillofacial cysts.

We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. Neither TARA-002 nor IV Choline Chloride have been approved for use for any indication by the FDA. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Our Product Candidate Pipeline

The following chart summarizes the current status of our product candidate pipeline:

*	Granted Orphan Drug Designations by the FDA for the prevention and/or treatment of choline deficiency in patients on long-term PN and Fast Track Designation as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

**	TARA-002 granted Rare Pediatric Disease designation by the FDA and Orphan Drug Designation by the European Commission for the treatment of LMs.

†	Trial also includes BCG-Exposed patients.

Our Corporate Strategy:

We are an oncology and rare disease company focused on applying modern scientific advancements to established mechanisms to deliver efficient de-risked clinical programs. Leveraging the drug development experience of our management team, our goal is to build a leading biopharmaceutical company focused on bringing life-saving therapies to patients with significant unmet needs. Our current key initiatives are listed below:

1. Progress the registrational clinical trial of TARA-002 for the treatment of BCG-Unresponsive NMIBC and intend to discuss with the FDA a protocol for a registrational trial evaluating TARA-002 in BCG-Naïve NMIBC

Progress the Phase 2 ADVANCED-2 registrational trial to assess the safety and anti-tumor activity of TARA-002 in BCG-Unresponsive NMIBC patients with CIS and complete the proof-of-concept cohort of the clinical trial evaluating TARA-002 in BCG-Naïve NMIBC patients with CIS. Discuss with the FDA the design of, and initiate, a registrational trial evaluating TARA-002 in patients with BCG-Naïve NMIBC.

2. Expand the NMIBC program for TARA-002 into systemic priming dosing and combination therapy

Complete non-clinical studies to determine the best approach to administering a systemic priming dose of TARA-002 prior to intravesical installation of TARA-002 in NMIBC patients. Define the appropriate combination approach for TARA-002 and initiate a proof-of-concept study to evaluate TARA-002 in combination with a checkpoint inhibitor for the treatment of BCG-Unresponsive NMIBC.

3. Initiate the registrational seamless Phase 2b/3 trial evaluating IV Choline Chloride in patients receiving PS

We intend to initiate the Phase 2b/3 THRIVE-3 registrational trial evaluating IV Choline Chloride in patients receiving PS in the first half of 2025.

4. Progress the Phase 2 clinical trial of TARA-002 in patients with macrocystic and mixed-cystic LMs; continue exploration of TARA-002 in other maxillofacial cysts

Based on the robust dataset for the originator product OK-432 in LMs and the full Clinical Study Report, or CSR, of the randomized Phase 2 clinical trial of OK-432 in LMs led by the University of Iowa, we are encouraged by the potential for TARA-002 to treat patients with LMs. We initiated the STARBORN-1 Phase 2 trial evaluating TARA-002 in pediatric patients with macrocystic and mixed-cystic LMs and expect to progress the initial safety lead-in and expansion cohorts of the clinical trial in 2025. Given the extensive body of literature of the use of OK-432 in the treatment of various maxillofacial cysts, we plan to develop a clinical program to explore the potential of TARA-002 in maxillofacial cysts.

5. Build our operational capabilities to successfully commercialize our oncology and rare disease programs

As we approach regulatory filings and possible approvals of our oncology and rare disease investigational therapies, we intend to build our commercial infrastructure to successfully launch and commercialize our products in key geographies where we can maximize value. Across the rare disease populations (LMs and patients on PS) as well as bladder cancer, where the patient population is large, a high volume of patients are concentrated in a small number of centers of excellence. We believe this concentration of treatment centers will potentially enable us to efficiently cover our addressable market with a relatively small commercial footprint. Across our rare disease programs, there is significant unmet need and no available FDA-approved therapies to meet the needs of these patients currently. In NMIBC, there is also a significant unmet need, and we believe TARA-002’s important attributes, such as fast, simple administration by a nurse with no cumbersome additional steps or required safety protocols and a favorable tolerability profile, will position the potential therapy favorably with patients and physicians versus other treatment options.

Our Pipeline

TARA-002

TARA-002, our lead program, is an investigational cell therapy developed from the master cell line of the same genetically distinct Streptococcus pyogenes (group A, type 3) Su strain as OK-432, a broad immunopotentiator marketed as Picibanil® in Japan by Chugai Pharmaceutical. We are using the same regulatory starting materials as OK-432 and manufacture TARA-002 using an updated version of the same proprietary processes used to manufacture OK-432. We have designated this product candidate as TARA-002 in order to differentiate the regulatory path in the United States and other geographies from that of OK-432 in Japan.

We entered into an agreement with Chugai Pharmaceutical in June 2019, as amended in July 2020, to support our development of TARA-002. The agreement provides us with exclusive access to certain materials and documents relating to OK-432 including the master cell bank of Streptococcus pyogenes used in the manufacturing of OK-432. Additionally, the agreement provides technical support during a certain period. We have utilized the materials, proprietary manufacturing process and technical support provided by Chugai Pharmaceutical to support a contract development and manufacturing organization, or CDMO, in the production of TARA-002 at a current Good Manufacturing Practices, or cGMP, compliant facility in the United States. Under the agreement with Chugai Pharmaceutical, we have sole responsibility for the development and commercialization of TARA-002 worldwide, excluding Japan and Taiwan. This agreement is exclusive through June 17, 2030, or following any termination of the agreement by either party.

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

We are developing TARA-002 for the treatment of NMIBC and LMs initially in the United States, and plan to also seek approval in other regions in the future and may also explore additional indications where its utility as an immunopotentiator has been hypothesized to be of therapeutic benefit.

TARA-002 in NMIBC

Disease Overview

Bladder cancer is the sixth most common cancer in the United States, with NMIBC representing approximately 80% of bladder cancer diagnoses. NMIBC is cancer found in the tissue that lines the inner surface of the bladder that has not spread into the bladder muscle. There are three subtypes of NMIBC: non-invasive papillary carcinoma, or Ta, CIS, and carcinoma invading the lamina propria, or T1. Among the types of NMIBC, Ta accounts for most NMIBC cases (70%), whereas T1 and CIS account for 20% and 10%, respectively.

There are approximately 65,000 incident cases of NMIBC in the United States every year, and based upon currently available data we believe that approximately 45% (approximately 30,000) are made up of high-grade tumor types that are considered higher risk, and therefore candidates for immunotherapies, such as TARA-002. In addition, NMIBC has one of the highest rates of recurrence with the five-year rate estimated at up to 70%.

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

Clinical Development

We conducted a Phase 1 open-label clinical trial to evaluate TARA-002 in treatment-naïve and treatment-experienced NMIBC patients with CIS and Ta, known as the ADVANCED-1 trial. In the initial dose escalation phase of the clinical trial, patients received six weekly intravesical doses of TARA-002, evaluating the 10KE, 20KE and 40KE doses. The primary objective of the clinical trial was to evaluate the safety, tolerability and preliminary signs of anti-tumor activity of TARA-002, with the goal of establishing a recommended Phase 2 dose.

Data from the ADVANCED-1 trial suggested that intravesical TARA-002 was generally well tolerated at the three dose levels evaluated in the initial phase of the clinical trial (10KE, 20KE, and 40KE), and no dose limiting toxicities were observed. A maximum tolerated dose was not determined, and we selected the 40KE dose for use in subsequent clinical trials. The majority of reported adverse events were Grades 1 and 2 across all dose levels, and TEAEs, as assessed by study investigators, were in line with typical responses to bacterial immunopotentiation and included fatigue, headache, fever and chills. The most common urinary symptoms were urinary urgency, urinary frequency, urinary tract pain/burning, incomplete emptying and bladder spasm. Most bladder irritations resolved soon after administration, or in a few hours to a few days. A total of nine patients were enrolled in the dose escalation portion of the study through the 40KE dose. Of those, three patients with CIS, one of whom was a heavily pre-treated BCG-Unresponsive patient, achieved a complete response, or CR, at the 20KE dose, and tumor regression was observed in the other two patients. Results from six patients with high-grade, non-invasive papillary, or HGTa, tumors showed five of six patients with high-grade recurrence free survival, or HGRFS, at week 12. The patient who did not achieve HGRFS was dosed at 10KE, the lowest dose of TARA-002 offered in the clinical trial. An exploratory cohort of dose escalation at the 80KE was also completed demonstrating similar tolerability to the 40KE dose.

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
BCG-Unresponsive/Experienced
CIS-only	6	3	50%
CIS +Ta/T1	1	-	-%
	7	3	43%
BCG-Naïve
CIS-only	2	2	100%
CIS +Ta/T1	7	1	14%
	9	3	33%
	16	6	38%

By Stage of Disease at Baseline
CIS-only	8	5	63%
CIS +Ta/T1	8	1	13%
	16	6	38%

By Study
Phase 1a	3	1	33%
Phase 1b-EXP	8	3	38%
Phase 2 Naïve	5	2	40%
	16	6	38%

Data cutoff date: March 19, 2024

In December 2024, we presented interim results from our ongoing Phase 2 ADVANCED-2 clinical trial of TARA-002 in patients with NMIBC. The dataset included 20 patients who were evaluable at three months, 18 patients who were evaluable at six months and three patients who were evaluable at nine months with a data cutoff of November 19, 2024. The CR rate across BCG exposures was 72% (13/18) at six months and 70% (14/20) at any time, with 100% (9/9) of patients maintaining a CR from three months to six months. In addition, two of three patients maintained a CR at nine months. In the pivotal cohort of the ADVANCED-2 trial in BCG-Unresponsive patients, the CR rate was 100% (4/4) at six-months and 80% (4/5) at any time. In the proof-of concept cohort of BCG-Naïve patients, the CR rate was 64% (9/14) at six months and 67% (10/15) at any time.

	BCG-Unresponsive N=5 (%)	BCG-Naïve N=15 (%)	Combined N=20 (%)
High-grade CR at any time	4/5 (80.0)	10/15 (66.7)	14/20 (70.0)

High-grade CR at timepoint
Month 6	4/4 (100.0)	9/14 (64.3)	13/18 (72.2)
Month 9	N/A	2/3 (66.7)	2/3 (66.7)

High-grade CR at Month 6 by Baseline Diagnosis
CIS only	4/4 (100.0)	5/6 (83.3)	9/10 (90.0)
CIS + Ta/T1	N/A	4/8 (50.0)	4/8 (50.0)

Data cutoff date: November 19, 2024

The BCG-Unresponsive cohort has been designed to be registrational and aligned with the FDA’s August 2024 Draft Guidance BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biological Products for Treatment. Clinical trial subjects receive an induction course of six weekly intravesical instillations, and following mandatory biopsy at three months, receive either a reinduction course of six weekly intravesical instillations of TARA-002, or the first maintenance course of three weekly installations every three months, for an additional 12 months. We anticipate sharing interim 12-month data from the ADVANCED-2 trial by mid-2025 and results from a interim analysis of approximately 25 six-month evaluable BCG-Unresponsive patients by the end of 2025. We intend to discuss with the FDA a protocol for a registrational trial evaluating TARA-002 in BCG-Naïve patients, and expect to provide an update on the design of this clinical trial following regulatory alignment.

Non-clinical Development

We continue to conduct non-clinical studies on TARA-002 to better characterize the mechanism of action to help us understand how TARA-002 may perform in potential combinations with other agents used to treat NMIBC. We have completed non-clinical studies comparing TARA-002 to BCG. Mechanistically, TARA-002 and BCG are similar in that they are both intravesically administered broad-spectrum immune potentiators that drive a TH-1 pro-inflammatory response and have a preference to M1 polarization. We found several important differences when we compared the two agents in non-clinical studies that we believe make TARA-002 a potentially compelling new therapy. We found that TARA-002 is a NOD2/TLR 2 agonist (NOD2 is defined as Nucleotide-binding oligomerization domain 2; TLR 2 is defined as toll-like receptor 2) and BCG is a toll-like receptor 4, or TLR4, agonist. When we compared TARA-002 directly to BCG, in a cytotoxicity assay, we found that TARA-002 resulted in significantly stronger tumor cell killing compared to BCG. We also found that TARA-002 resulted in significantly higher upregulation of key pro-inflammatory cytokines and chemokines, including tumor necrosis factor alpha, or TNF-α, and interferon gamma, or interferon-γ. We also observed that TARA-002 meaningfully down-regulated Interleukin-8, or IL-8, which at prolonged elevations is thought to increase risk for tumor recurrence in bladder cancer after BCG therapy.

The approved indications for OK-432 in Japan are based on systemic administration of the drug. There is a significant existing safety database with this route of administration for OK-432 in Japan. In addition, we have completed subcutaneous systemic toxicology studies of TARA-002 and we intend to initiate a proof-of-concept study exploring systemic administration of TARA-002 in 2025.

Regulatory Interactions

In October 2021, we announced that the Office of Tissues and Advanced Therapies Division, now referred to as the Office of Therapeutic Products, of the FDA’s Center for Biologics Evaluation and Research, or CBER, cleared our IND application for TARA-002 in NMIBC. We have had ongoing dialogue with the FDA to align on the potential clinical trial design of a registrational trial of TARA-002 for the treatment of BCG-Naïve NMIBC, as well as a combination trial with TARA-002 and a checkpoint inhibitor for the treatment of NMIBC and the design of a clinical trial evaluating the systemic priming dose of TARA-002 in BCG-Naïve and BCG-Exposed NMIBC.

In addition, we have had interactions with regulatory authorities in six countries outside the U.S. in order to open clinical trial sites for the ADVANCED-2 trial in these international locations.

Manufacturing

TARA-002 is manufactured using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical. We propagated a master cell bank using the same master cell line of the genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. The bacteria is rendered inactive during the manufacturing process, consistent with the process used for OK-432. We have contracted a cGMP compliant CDMO to manufacture TARA-002.

The manufacturing facility of our CDMO for TARA-002 currently has a twenty million vial annual capacity with the ability to expand capacity by five hundred percent. With TARA-002’s efficient two-hour doubling time, we have an approximate two-week batch completion rate and manufactured 47 successful consecutive batches by the end of 2024. The facility which manufactures TARA-002 has been inspected by the FDA and at the most recent inspection no Form 483s were issued.

IV Choline Chloride for PS Patients

IV Choline Chloride is an IV substrate therapy in development for patients receiving PS.

Choline is a known important substrate for phospholipids, a source of methyl groups needed for many steps in metabolism and plays important roles in modulating gene expression, cell membrane signaling, lipid transport, metabolism, liver health, brain development, neurotransmission, muscle function and bone health. The only way to reliably replenish choline is through exogenous consumption. Patients receiving PS cannot sufficiently absorb adequate levels of choline and available PS components do not contain sufficient amounts of choline to correct this deficit. The use of choline for PS patients is included in key professional medical society recommendations, including ASPEN. IV Choline Chloride has been granted Orphan Drug Designation, or ODD, by the FDA for the prevention and/or treatment of choline deficiency in patients on long-term PN.

We have entered into a license agreement with Dr. Alan Buchman for exclusive rights to the IND, ODD and other regulatory assets related to IV Choline Chloride, as well as exclusive rights to the data from previously conducted Phase 1 and Phase 2 clinical trials led by Dr. Buchman.

The results of Dr. Buchman’s randomized, controlled, Phase 2 clinical trial demonstrated that treatment with IV Choline Chloride resulted in normalization of plasma-free choline concentrations, improvement of hepatic steatosis, and statistically significant improvement in cholestasis in patients dependent on PS.

Disease Overview

PN typically consists of carbohydrate (typically derived from dextrose), fat (lipid emulsion with essential fatty acids), protein (in the form of a balanced free amino acid solution), electrolytes, trace elements, and most vitamins and essential nutrients known to be required by the human body, with the notable exception of choline. PS is a medical treatment, representing PN plus fluids and is used to manage and treat malnourishment and is indicated when there is impaired gastrointestinal function and contraindications to enteral nutrition. The American Society for Parenteral and Enteral Nutrition and the Academy of Nutrition and Dietetics’ Dietitians in Nutrition Support both recommend that choline be required in PN products (Vanek et al., 2012); however, there are currently no FDA-approved intravenous choline chloride products. Humans can produce choline endogenously in the liver, but the amount that the body naturally synthesizes is not sufficient to meet human needs, making it an essential nutrient. As a result, humans must obtain choline from their diets. The development of IV Choline Chloride is intended to provide a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

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

In April 2024, we announced alignment with the FDA on a registrational path forward for IV Choline Chloride. Previously, we had been pursuing an indication in intestinal failure-associated liver disease, or IFALD, and following feedback from the FDA, are pursuing a broader indication as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated. Feedback from the FDA on our IV Choline Chloride program indicated that a single study with an endpoint of restoring choline levels in PS patients could serve as the basis for a regulatory submission for IV Choline Chloride. We plan to advance the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PS and intend to initiate THRIVE-3, a registrational Phase 3 clinical trial in the first half of 2025. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone, and memory. The FDA has also granted IV Choline Chloride Fast Track Designation as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

In September 2024, we presented the results of THRIVE-1, a prospective, observational study evaluating the prevalence of choline deficiency and liver injury in patients dependent on PS in the U.S., U.K, and Europe at the ESPEN Congress. The study found that 78% of patients who are dependent on PS were choline deficient, and that 63% of choline deficient participants had liver dysfunction, including steatosis, cholestasis and hepatobiliary injury, underscoring the need for IV Choline supplementation in this patient population.

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
Evaluation of Cytochrome P450 Induction by Choline Chloride in Human Hepatocytes
Evaluation of Transporter Inhibition by Choline Chloride in Caco-2 Cells
Evaluating of Cytochrome P450 2C8, 2C9, and 2C19 mRNA Induction by Choline Chloride in Human Hepatocytes
In vitro BSEP inhibition	Assessment of Choline as an Inhibitor of Human BSEP Mediated Transport
Assessment of Choline as a Substrate of Human BSEP Mediated Transport
Non-clinical pharmacology studies	Non-GLP Pilot Single Dose, Escalating Dose Tolerance Study of Choline by Intravenous Infusion in Male Beagle Dogs
GLP Single-dose IV Cardiovascular Study in Surgically Instrumented Male Dogs Monitored by Telemetry
GLP Combined Single-dose IV Neurobehavioral and Respiratory Study

Regulatory Interactions

IV Choline Chloride has been granted Orphan Drug Designation, or ODD, by the FDA for the prevention and/or treatment of choline deficiency in patients on long-term PN

In April 2024, we announced alignment with the FDA on a registrational path forward for IV Choline Chloride.

In October 2024, the FDA granted Fast Track Designation to IV Choline Chloride as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

Manufacturing

Our end-to-end manufacturing of IV Choline Chloride is conducted in the United States by a cGMP compliant CDMO. The facility which manufactures IV Choline Chloride has been inspected by the FDA and at the most recent inspection no Form 483s were issued.

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

Treatment

We are not aware of any approved pharmacotherapies for LMs, except in Japan and Taiwan where OK-432 is approved. In Japan, for example, OK-432 has been the standard of care for LMs for over 25 years.

Treatment of LMs varies depending on the symptoms and complications that present themselves. The standard of care outside Japan for the treatment of LMs is either a partial or complete surgical excision of the cysts. While surgery is the standard approach to the treatment of LMs in the head and neck, the region is a difficult area to operate on because of the large number of important anatomical structures in the area. Major venous and arterial trunks travel through the neck, as do important nerves. Surgery on such malformations frequently results in high rates of recurrence and complications including life-long chronic conditions, such as damage to nerves and other important structures of the head and neck.

Clinical Development

Historical Data on OK-432, predecessor therapy to TARA-002

When TARA-002 is administered, it is hypothesized that innate and adaptive immune cells within the cyst or tumor are activated and produce a strong immune cascade. Neutrophils, monocytes, and lymphocytes infiltrate the abnormal cells and various cytokines, including interleukins IL-2, IL-6, IL-10, IL-12, interferon-γ, and TNF-α are secreted by immune cells to induce a strong inflammatory reaction and destroy the abnormal cells. In concert, these immune activities induce a strong local inflammatory reaction in the cyst wall, resulting in fluid drainage, shrinkage and fibrotic adhesion of the cyst.

A randomized, Phase 2 clinical trial led by the University of Iowa studied the use of OK-432 in patients with LM from 1998 to 2005. Most eligible subjects were between 6 months and 18 years of age with macrocystic or mixed-cystic LMs (with ≥ 50% macrocytic disease) of the head and/or neck. There were three treatment groups: immediate treatment, or ITG, delayed treatment, or DTG, and open label treatment group. The ITG received treatment with OK-432 upon diagnosis. The DTG received OK-432 treatment following a six-month observation period; the cross-over design was intended to investigate spontaneous resolution. The open-label treatment group included infants younger than six months of age, adults older than 18 years of age, patients with LMs involving sites other than the head and neck (such as the axilla, thorax, and extremities), and patients treated on an emergent basis. The open label treatment group were treated immediately with OK-432. Response to therapy was measured by quantitating change in lesion size. Clinical success was defined as a complete (90% to 100%) or substantial (60% to 89%) response to treatment based on radiographically confirmed shrinkage in lesions.

The study results were based on a retrospective analysis of source verified data that included the full dataset of subjects enrolled in the Phase 2 randomized clinical trial between January 1998 and August 2005, including data in the published study (Smith et al. 2009) that included subjects enrolled between January 1998 and November 2004.

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

ǂ	Clinical Success was defined as complete or substantial response.

*	Results were analyzed by lesion type across all treatment groups

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

TARA-002 Clinical Development

We have an open investigational IND for LMs with the Vaccines Division. In October 2023, we initiated the STARBORN-1 trial, a Phase 2 single arm, open-label clinical trial to evaluate the safety and efficacy of TARA-002 in approximately 30 pediatric patients ages 6 months to less than 18 years old with macrocystic and mixed-cystic LMs. The clinical trial design includes a safety lead-in phase followed by an expansion phase. The primary endpoint of the clinical trial is the proportion of participants with macrocystic and mixed cystic LMs who demonstrate clinical success, defined as having either a complete response (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging. Of three patients treated in the first cohort, which enrolled individuals six years to less than 18 years of age, two patients treated with TARA-002 achieved a complete response after receiving one dose of TARA-002; the responses were seen in a patient with a macrocystic lymphatic malformation and a patient with a maxillofacial cyst called a ranula.

Historical Safety Profile on OK-432, predecessor therapy to TARA-002

The most common adverse events with treatment with OK-432 were local injection site reactions, fever, fatigue, and decreased appetite, with resolution within two weeks. Treatment emergent serious adverse events, or SAEs, (treatment emergent SAEs are defined as any SAE occurring or worsening on or after the first dose of study drug and within 35 days after the last dose of study drug) associated with OK-432 treatment were reported in 4.1% of patients, with the most severe events being airway obstruction and facial paralysis due to massive swelling post-injection that required tracheostomy and hospitalization. Both of these events were reported as resolved.

The safety findings from the sponsor-conducted retrospective analysis are consistent with the original analysis reported in Smith et al. 2009, and with safety data in published studies in approximately 865 patients with LMs after treatment with OK-432.

Historical Preclinical Development on OK-432, predecessor therapy to TARA-002

A comprehensive preclinical development program for OK-432, including in vitro and in vivo pharmacology and toxicology studies, was conducted by Chugai Pharmaceutical to support the filing and approval of an NDA with the Japan Pharmaceuticals and Medical Devices Agency. We believe these studies may help inform the design of a development plan for TARA-002 in LMs. In addition, there is a significant body of literature exploring the use of OK-432 in other maxillofacial cysts demonstrating strong potential for TARA-002 to be explored in the treatment of these cysts as well.

Regulatory Interactions

In July 2020, the FDA granted Rare Pediatric Disease Designation for TARA-002 for the treatment of LMs. The FDA grants Rare Pediatric Disease Designation for serious diseases that primarily affect children ages 18 years or younger and fewer than 200,000 persons in the United States. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval of an NDA or BLA for a product for the prevention or treatment of a rare pediatric disease may be eligible for a voucher, which can be redeemed to obtain priority review for any subsequent marketing application or may be sold or transferred prior to such redemption. Currently in order to obtain a voucher, the NDA or BLA for a product candidate that was granted Rare Disease Designation before December 20, 2024 must be approved by September 30, 2026, unless the program is extended by Congress.

In May 2022 the European Commission granted Orphan Drug Designation to TARA-002 for the treatment of LMs.

Manufacturing

TARA-002 is manufactured using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical. We propagated a master cell bank using the same master cell line of the genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain as OK-432. The bacteria is rendered inactive during the manufacturing process, consistent with the process used for OK-432. The facility which manufactures TARA-002 has been inspected by the FDA and at the most recent inspection no Form 483s were issued.

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

On July 14, 2020, we and Chugai Pharmaceutical entered into an amendment of the Chugai Agreement, or the Chugai Pharmaceutical Amendment, with an effective date as of June 30, 2020. The Chugai Amendment extended the date through which Chugai will exclusively provide the Existing Product and materials to us from June 30, 2020 to June 30, 2021, extended the date through which Chugai will not provide materials or technical support to any third-party for the purpose of development and commercialization in a given area from the fifth anniversary to the eleventh anniversary of the original effective date (extended to June 17, 2030), and provides for further such extensions on the occurrence of certain events and milestones. The Chugai Amendment also provides that, in addition to the designated fee payable upon the initial indication approval in the Chugai Agreement described below, we will pay Chugai Pharmaceutical a designated fee in the low, single digit millions for each additional indication approval.

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

Sponsored Research and License Agreement

On November 28, 2018, we entered into a sponsored research and license agreement, or the Research Agreement, with The University of Iowa, or the University, pursuant to which the University will provide access to certain program data related to Chugai Pharmaceutical’s OK-432 and will assist us in conducting certain clinical studies. As consideration for the University’s performance under the Research Agreement, we will pay the University $30,000 per year in funding for the project, taking into consideration the time spent by University employees required for the Project. The parties also agree to discuss in good faith potential additional funding required for completion of the project pursuant to the Research Agreement as applicable and necessary. In addition, within 45 days of approval of the TARA-002 BLA by the FDA, we will pay a one-time approval milestone between $0 and $1 million to the University, the amount of which depends on the usefulness of the program data in TARA-002’s BLA filing. We will also be responsible for certain tiered royalties on annual net sales of products for the indication, which royalty rates are in the low single digit percentages. These royalty rates are also subject to a reduction in the event that regulatory authorities determine that the program data is not sufficient for regulatory approval on its own and additional pediatric efficacy and safety clinical studies are required. In the event that the annual net sales surpass certain dollar amount thresholds, we will need to make certain additional milestone payments following the close of the calendar quarter in which each milestone is reached, with the payments ranging from $62,500 to $125,000.

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

Choline License Agreement

On September 27, 2017, we entered into a choline license agreement, or the Choline Agreement, with Alan L. Buchman, M.D., pursuant to which Dr. Buchman granted us an exclusive, worldwide, non-transferable license in and to certain licensed orphan designations, a certain licensed IND, certain existing study data and certain licensed know-how to develop, make, use, sell, offer for sale and import the licensed product during the term of the Choline Agreement. We are solely responsible for all fees and expenses under the Choline Agreement, including all due diligence obligations, regulatory authority fees, attorney fees and consulting fees. During the term of the Choline Agreement, Dr. Buchman may not work with any third parties on any product competing with the licensed product. In consideration for the rights and licenses granted under the Choline Agreement, we made an initial upfront payment of $50,000 to Dr. Buchman.

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

We have an obligation to pay Dr. Buchman sales royalties based on aggregate net sales of IV Choline Chloride in each calendar quarter, with the tiered royalty rates ranging from 5.0% to 10.5% of net sales. In the event of development or commercialization activity by any sublicensees, we also agreed to pay Dr. Buchman a royalty in the mid-single digit percentage of (i) net cash receipts, after payment of taxes, received by us from sublicensees for their sales of licensed products and (ii) any other consideration received by us from such sublicensees; in each case, including a fair monetary value for any transaction that is not a bona fide arms-length transaction or that is for consideration other than monetary. Further, in the event of a sale or transfer of a priority review voucher regarding the license product, regardless of whether any development or commercialization activity is undertaken by us or our sublicensees, we agreed to pay Dr. Buchman a milestone payment representing the mid-single digit percentage of (i) net cash receipts, after payment of taxes and (ii) any other consideration; in each case, received by us, our affiliates, or our sublicensees, including a fair monetary value for any transaction that is not a bona fide arms-length transaction or that is for consideration other than monetary.

We will also pay Dr. Buchman up to $775,000 in additional payments upon the achievement of various regulatory approval milestones.

The Choline Agreement will remain in full force and effect until the last sale of the licensed product under the Choline Agreement. After we received the FDA’s written minutes from the initial FDA meeting concerning the development of the first licensed product for one or more of the licensed indications, we paid an additional payment of $100,000 to Dr. Buchman and elected to not terminate the Choline Agreement at that time. The Choline Agreement may be terminated by Dr. Buchman if, following regulatory approval of a licensed product, we have not made our first sale of a licensed product within such country within a specified time period. We may terminate the Choline Agreement for convenience upon 90 days’ prior written notice to Dr. Buchman. Dr. Buchman may terminate the Choline Agreement for non-payment of any payment due that has not been cured. Either party may terminate the Choline Agreement if the other party is in material breach and has not cured such breach within 60 days’ notice. In addition, Dr. Buchman may terminate the Choline Agreement upon 60 days’ prior written notice if (a) we cease or threaten to cease to carry on our business; (b) a petition or resolution for the making of an administration order or for the bankruptcy, winding-up or dissolution of us is presented or passed; (c) we file a voluntary petition in bankruptcy or insolvency; (d) a receiver or administrator takes possession of our assets or (e) any similar procedure is commenced against us in the United States.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that it may require to develop or commercialize our future technology may have a material adverse impact on it. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

TARA-002:

TARA-002 is a genetically distinct Su strain of Streptococcus pyogenes (group A, type 3). TARA-002 is produced through a proprietary manufacturing process, during which the bacteria is inactivated. We believe a significant barrier to entry exists, as we believe only Chugai Pharmaceutical and we have the specific strain and possess the know-how to manufacture the product. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity.

IV Choline Chloride:

With respect to IV Choline Chloride, we have acquired an exclusive, worldwide license to U.S. Patent 8,865,641 B2 from the Feinstein Institute for Medical Research providing protection in the United States until 2035. The patent applies to a method of treating a fatty liver disease in a subject. In particular, the method comprises administering to the subject an effective amount of a cholinergic pathway stimulating agent, wherein the fatty liver disease is selected from non-alcoholic fatty liver, alcoholic fatty liver, or NASH, alcoholic steatohepatitis, or ASH, NASH-associated liver fibrosis, ASH-associated liver fibrosis, non-alcoholic cirrhosis and alcoholic cirrhosis. In addition, in 2022, the USPTO issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition with a term expiring in 2041. We expect to list such patent in the FDA’s Orange Book List of Approved Drug Products with Therapeutic Equivalence Evaluations if IV Choline Chloride is approved by the FDA. Further, in 2024, the USPTO issued to us Patent No. US 12,083,081 claiming a method of treating choline deficiency with a choline composition, also with a term expiring in 2041.

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

The CDMOs that we partner with have the capability to produce clinical supply required for clinical trials, as well as support commercial scale-up activities for both TARA-002 and IV Choline Chloride.

TARA-002 is manufactured using an equivalent, but modernized, proprietary manufacturing process as is used to produce OK-432 by Chugai Pharmaceutical, starting with a master cell line propagated by us but utilizing the same genetically distinct strain of Streptococcus pyogenes (A group, type 3) Su strain, which is inactivated during the manufacturing process, as OK-432.

Both TARA-002 and IV Choline Chloride are or will be manufactured in the United States. The starting materials for TARA-002 were provided to us pursuant to an agreement with Chugai Pharmaceutical. The regulatory starting materials for IV Choline Chloride are available commercially.

Sales and Marketing

We plan to become a fully-integrated commercial biopharmaceutical company in the United States pursuing our mission of supporting and improving the lives of patients suffering from cancer and rare diseases.

If approved by the FDA, we plan to commercialize all of our current product candidates in the United States first and then in other geographies, if approved by the regulatory authorities in those other locations. As we advance TARA-002 and IV Choline Chloride through our respective clinical development programs, we plan to grow our commercial organization in support of anticipated product launches.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain, which is inactivated during the manufacturing process. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, based on the prevalence of the disease, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs.

There are no approved pharmacotherapies currently available for the treatment of LMs in the U.S., and the current treatment options include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. There are a number of drug development companies and academic researchers exploring oral and topical formulations of various agents for the treatment of LMs including macrolides, phosphodiesterase inhibitors, and calcineurin/mTOR inhibitors. These are in early development.

TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co., Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin and ImmunityBio, Inc.’s VesAnktiva in combination with BCG. Additional product candidates in development include but may not be limited to Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, CG Oncology Inc.’s CG0070, enGene Inc.’s, EG-70, Pfizer Inc.’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, Theralase Technologies Inc.’s Ruvidar, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

There are currently no available PS formulations containing choline. IV Choline Chloride is the only sterile injectable form of choline chloride that can be combined with PS. Further, the USPTO, issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition, and Patent No. US 12,083,081 claiming a method of treating choline deficiency with a choline composition, each with a term expiring in 2041.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA and biologics additionally under the Public Health Services Act, or PHSA, as well as their respective implementing regulations. The application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to file NDA/BLAs and/or to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

The process required by the FDA before biopharmaceutical product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or cGLP regulations;

●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the clinical trial is commenced;

●

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of a drug product candidate and the safety, purity and potency of a biologic product candidate for its intended purpose;

●

preparation of and submission to the FDA of an NDA or BLA, including a substantial application user fee unless a waiver applies, after completion of all pivotal clinical trials that includes substantial evidence of safety, purity and potency or efficacy from results of non-clinical testing and clinical trials;

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

Preclinical and Clinical Development

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal testing, the submission to the FDA of an IND, which is a request for authorization from the FDA to administer an investigational product candidate to humans, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices, an international standard meant to ensure the presence of a standard quality system under which laboratory work and non-clinical studies are conducted, recorded and archived.

The IND includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate; chemistry, manufacturing, and controls information; the general investigational plan; the proposed protocol(s) for clinical trials; and any available human data or literature to support the use of the investigational product. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, an international standards designed to protect the rights and health of patients which includes the requirement that all research subjects provide their informed consent for their participation in any clinical trial, and to define the roles, qualifications and responsibilities of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial and may recommend that the clinical trial be stopped if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism, distribution and elimination of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●	Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of a drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, including (1) where the study is a large multicenter clinical trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible or (2) when in conjunction with confirmatory evidence. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-approval trials may be made a condition to approval of the NDA or BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

In addition, the sponsor of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

Application Submission, Review and Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, non-clinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications in the U.S. The NDA or BLA must include all relevant data available from all preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. For new molecular entities, the FDA’s goal is to review standard applications within ten months after it files the application, or, if the application qualifies for priority review, six months after the FDA files the application. In both standard and priority reviews, the review process may be extended by FDA requests for additional information or clarification. The FDA reviews the application to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee – typically a panel that includes clinicians, statisticians and other experts – to provide insight on application review questions. The FDA is not bound by the recommendation of the advisory committee, but generally follows such recommendation. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA will issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the NDA or BLA. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If, or when, deficiencies outlined in a Complete Response letter have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

As a condition of NDA or BLA approval, the FDA may impose limitations on the indicated uses for which such product may be marketed. For example, the FDA may impose a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-approval trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The government recently released a regulation and policy to expand and enhance the requirements related to registering and reporting the results of clinical trials, which may result in greater enforcement of these requirements in the future.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan Drug Designation must be requested before submitting an NDA or BLA. After the FDA grants Orphan Drug Designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan product may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug Designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare Pediatric Disease Priority Review Voucher Program

The FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate granted Rare Pediatric Disease Designation may be eligible for a voucher that can be used to obtain a priority review for a subsequent NDA or BLA after the date of approval of the designated Rare Pediatric Disease drug product, referred to as a priority review voucher, or PRV. To receive a Rare Pediatric Disease PRV, a sponsor must notify the FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If the FDA determines that the NDA or BLA is a Rare Pediatric Disease product application, and if the NDA or BLA is approved, the FDA will award the sponsor of the application a PRV upon approval of the NDA or BLA. The FDA may revoke a Rare Pediatric Disease PRV if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval. The sponsor submitting the PRV must notify the FDA of is intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an NDA or BLA under priority review within six months of the FDA’s filing of the NDA or BLA. A Rare Pediatric Disease Designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. If a PRV is received, it may be sold or transferred an unlimited number of times prior to its redemption.

The Rare Pediatric Disease PRV Program has always had a scheduled sunset date established in the law. Under the current provisions in the law, as amended by the Continuing Appropriations and Extensions Act, 2025, the Rare Pediatric Disease PRV Program will begin to sunset after December 20, 2024, which means that although Congress has extended the law in the past, and has proposed extending it again, it has not yet done so. Thus, after December 20, 2024, the FDA may only award a PRV for an approved Rare Pediatric Disease product application if the sponsor has received Rare Pediatric Disease Designation for the product by December 20, 2024, and the product is approved by September 30, 2026. Accordingly, without further statutory amendments, a drug for which the FDA has granted Rare Pediatric Disease Designation after December 20, 2024 may not be awarded a Rare Pediatric Disease PRV even if approved by September 30, 2026, and the FDA may not award any Rare Pediatric Disease PRVs after September 30, 2026.

Fast Track Designation

Under the FDA’s Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request. Fast Track Designation is intended to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may review sections of the NDA or BLA before the full application is complete. This rolling review is available if, in agreement with the FDA, the applicant provides a schedule for the submission of the remaining information. However, the FDA does not start the review clock for the application until the last section of the NDA or BLA is submitted. Fast Track Designation may be withdrawn by the FDA at any time if they believe that the designation is no longer supported by data emerging data in the development process.

Breakthrough Therapy Designation

Additionally, a drug candidate may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The FDA expects that such evidence generally would be derived from early phase clinical trials such as Phase 1 or Phase 2 clinical trials. For purposes of Breakthrough Therapy Designation, preliminary clinical evidence refers to evidence that is sufficient to indicate that the drug may demonstrate substantial improvement in effectiveness or safety over available therapies. The FDA must determine if the product candidate qualifies for Breakthrough Therapy Designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner. Breakthrough Therapy Designation may be withdrawn by the FDA at any time if they believe that the designation is no longer supported by emerging data in the development process.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Biopharmaceutical manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon sponsors and their third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon sponsor and third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, mandated modification of promotional materials or issuance of corrective information, issuance by the FDA or other regulatory authorities of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product, or complete withdrawal of the product from the market or product recalls;

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

●	injunctions, consent decrees or the imposition of civil or criminal penalties.

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

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

The Hatch-Waxman Amendments

Orange Book listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify certain statements to the FDA with respect to any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year exclusivity period if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. The FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, numerous biosimilars and several interchangeable biosimilars have been licensed under the BPCIA and approved in Europe. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars and interchangeable biosimilars.

Biosimilarity, which requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, must be shown through analytical studies, animal studies, and a clinical trial or trials unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it is biosimilar to the reference product and the product demonstrates that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA and litigated in the courts.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs, BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, the PREA does not apply to any drug for an indication for which Orphan Drug Designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug and BLA holders a six-month extension of market exclusivity for biologics if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or the FCA (discussed below).

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

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products. In addition, in 2024, CMS issued a final rule that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels.

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act, or the IRA, in August of 2022, which, among other things, eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket costs and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an Orphan Drug Designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of pharmaceutical products.

At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the FDA released a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024.

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

Employees

As of December 31, 2024, we had 33 employees, 28 of whom were full-time employees and five of whom were temporary employees. As of December 31, 2024, 20 of our employees were engaged in research and development activities and 13 of our employees were engaged in business development, legal, finance, market development, information systems, facilities, human resources or administrative support. As of December 31, 2024, all of our employees were located in the United States. None of our United States employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We are a clinical stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing the Company, business planning, raising capital, developing our pipeline assets (TARA-002 and IV Choline Chloride), identifying product candidates, and other research and development. We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Although our employees have made regulatory submissions and conducted successful clinical trials in the past across many therapeutic areas while employed at other companies, we have not yet demonstrated an ability to successfully complete registrational clinical trials and have never completed the development or commercialization of any product candidate, nor have we ever generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

We will require substantial additional funds to conduct the costly and time-consuming preclinical studies and clinical trials necessary to pursue regulatory approval of each current and future product candidate and to continue the development of TARA-002 and IV Choline Chloride, including in new indications or uses. Our future capital requirements will depend upon a number of factors, including: the number and timing of current and future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests and divert our management’s focus on achieving our business objectives. As a result of economic conditions, general global economic uncertainty, U.S. and foreign political conditions, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Further, in recent years, rising inflation, in part, caused a disruption in the capital markets and an increase in interest rates. Despite recent declines in interest rates, further inflation and/or the continuation of elevated interest rates may lead to a recession or market correction that could impact our access to capital, increase the cost of capital, and could in the future negatively affect our liquidity. A recession or market correction, inflation and/or increases in interest rates could materially affect our business and the value of our common stock.

In April 2024, we entered into a Subscription Agreement to sell (i) 9,143,380 shares of common stock, (ii) pre-funded warrants to purchase 1,700,000 shares of common stock, or the April 2024 Pre-Funded Warrants, and (iii) warrants to purchase an aggregate of 10,843,380 shares of common stock, or the Common Warrants. The April 2024 Pre-Funded Warrants are immediately exercisable upon issuance at an exercise price of $0.001 per share and do not expire. The Common Warrants are exercisable upon issuance at an exercise price of $5.25 per share and may be exercised at any time on or prior to the earlier of (i) April 10, 2027 and (ii) the date that is 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 BCG-Unresponsive patients in the ADVANCED-2 (Cohort B) clinical trial.

In December 2024, we entered into an underwriting agreement, or the Underwriting Agreement, to sell (i) 13,690,000 shares of common stock, and (ii) pre-funded warrants to purchase 2,325,372 shares of common stock, or the December 2024 Pre-Funded Warrants and together with the April 2024 Pre-Funded Warrants, the Pre-Funded Warrants. In January 2025, the underwriters partially exercised their option to purchase a portion of the 2,402,305 additional shares of common stock pursuant to the Underwriting Agreement. The December 2024 Pre-Funded Warrants are immediately exercisable upon issuance at an exercise price of $0.001 per share and do not expire.

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

Further, if the outstanding Common Warrants are exercised in full, we would be entitled to receive the cash exercise price of $5.25 per warrant. We would be able to use these additional proceeds to fund our operations. To the extent the market price of our common stock does not equal or exceed the exercise price of the Common Warrants before they expire, we would not be entitled to these proceeds, and we may be required to pursue additional financing alternatives.

Risks Related to Drug/Biologics Development and Commercialization

Our business depends on the successful preclinical and clinical development, regulatory approval and commercialization of our product candidates, including TARA-002 and IV Choline Chloride.

The success of our business, including our ability to finance our operations and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of our product candidates, including of TARA-002 and IV Choline Chloride. The clinical and commercial success of our product candidates, including TARA-002 and IV Choline Chloride depend on a number of factors, including the following:

●	the timely and successful completion of planned and ongoing non-clinical studies and clinical trials, including our ongoing Phase 2 clinical trial of TARA-002 in NMIBC, our ongoing Phase 2 clinical trial of TARA-002 in LMs and our planned Phase 2b/3 clinical trial of IV Choline Chloride, which may be significantly slower or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;

●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	positive results from our current and future clinical programs that support a finding of safety and effectiveness and an acceptable benefit-risk profile of our product candidates in the intended populations;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of our product candidates;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to our product candidates;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of our product candidates, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;

●	a continued acceptable safety, tolerability and efficacy profile during clinical development and following approval of our product candidates; and

●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;

●	effective competition with other therapies;

●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

●	the existence of a regulatory environment conducive to the successful development of our product candidates, including in the event of a potential or actual government shutdown affecting Federal agencies, or in the event of any changes and/or additional regulations relating to the FDA as a result of the new U.S. presidential administration, which could impact the FDA’s staffing, resources and ability to timely review and process regulatory submissions, prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or that could impose additional regulatory obligations on us.

If any one of these factors is not present, many of which are beyond our control, we could experience significant delays or an inability to obtain regulatory approval of our product candidates, including TARA-002 or IV Choline Chloride.

Our clinical trials may take longer to enroll than anticipated due to competing clinical trials or otherwise or may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could increase our costs or necessitate the abandonment or limitation of the development of the product candidate.

We have never completed a registrational clinical trial or made a BLA or NDA submission and may be unable to successfully do so for TARA-002 or IV Choline Chloride.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any registrational clinical trials, or submitted a BLA or NDA and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in registrational clinical trials or planned regulatory submissions would prevent us from, or delay us, in obtaining potential regulatory approval of and commercializing TARA-002 or IV Choline Chloride, which would adversely impact our financial performance.

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding the new U.S. Presidential Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed towards other agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new U.S. Presidential Administration has proposed action to freeze or reduce the budget of the National Institutes of Health, or NIH, as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new U.S. Presidential Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new U.S. Presidential Administration, there could be a material adverse effect on us and our business.

Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of adoption and use necessary for commercial success.

The commercial success of both TARA-002 and IV Choline Chloride, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and neither may be commercially successful even though the product is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, and successful commercialization will depend on a number of factors, including but not limited to:

●	the efficacy, durability and safety of such product as demonstrated in clinical trials;

●	patient demand for approved products that treat the indication for which a product is approved;

●	the willingness of the target population to try new therapies;

●	the safety and effectiveness and potential and perceived advantages of the product compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;

●	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;

●	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;

●	in the case of TARA-002 for LMs, overcoming physician or patient biases toward alternative treatments for LMs;

●	insurers’ willingness to see the applicable indication as a disease worth treating;

●	proper administration;

●	the prevalence and severity of any side effects;

●	patient satisfaction with the results, administration and overall treatment experience;

●	the ability to successfully commercialize the product in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	our ability and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates;

●	limitations or contraindications, warnings, precautions or approved indications for use different than those sought by us that are contained in the final FDA-approved labeling for the applicable product;

●	any FDA requirement to undertake a Risk Evaluation and Mitigation Strategy;

●	the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;

●	adverse publicity about a product or favorable publicity about competitive products;

●	new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

●	potential product liability claims or other product-related litigation.

If either TARA-002 or IV Choline Chloride is approved for use but fails to achieve the broad degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

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

Preclinical and clinical development involve lengthy and expensive processes with uncertain outcomes. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development of our current product candidates or any future product candidates.

All of our current product candidates are in clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive non-clinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Moreover, a clinical trial can fail at any stage of testing. Differences in clinical trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Additionally, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier clinical trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including: the size and nature of the patient population; the number and location of clinical sites we enroll; the proximity of patients to clinical sites; the eligibility and exclusion criteria for the clinical trial; the design of the clinical trial; the inability to obtain and maintain patient consents; the risk that enrolled participants will drop out before completion; and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. These factors could increase our costs or necessitate the abandonment or limitation of the development of our product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the independent data monitoring committee for such clinical trial. A suspension or termination may be imposed due to a number of factors, including: failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols; inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold; unforeseen safety issues or adverse side effects; failure to demonstrate a benefit from using a product or treatment; failure to establish or achieve clinically meaningful clinical trial endpoints; changes in governmental regulations or administrative actions; or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development expenses will increase if we experience delays in clinical testing or regulatory approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

We rely, and expect to continue to rely, on third-party CROs and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the clinical trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.

We rely, and expect to continue to rely, on third-party CROs to conduct and oversee our TARA-002 and IV Choline Chloride clinical trials and studies and other aspects of product development. We also rely on various medical institutions, clinical investigators and contract laboratories to conduct our clinical trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and cGCP, requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and record-keeping for drug and biologic products. These CROs and other third parties have and will continue to play a significant role in the conduct of these clinical trials and the subsequent collection and analysis of data from the clinical trials. We will rely heavily on these parties for the execution of our clinical trials, preclinical and non-clinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with cGCP and cGLP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these cGCP and cGLP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP and cGLP requirements, or reveal non-compliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies comply with applicable cGCP and cGLP requirements. In addition, our clinical trials generally must be conducted with product candidate produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In 2024, we released preliminary data from our clinical trials. From time to time, we may publicly disclose further preliminary, interim or topline data from our preclinical, non-clinical studies and clinical trials, which is based on a preliminary analysis of then-available data. The results and related findings and conclusions of any interim or preliminary data, including from our 2024 data releases, as well as any future releases of any interim or preliminary data are subject to change as patient enrollment and treatment continues and more patient data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary, interim, or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. Accordingly, preliminary, interim, and topline data should be viewed with caution until the final data are available.

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

The clinical development of our product candidates has included and may continue to include clinical trial sites outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such sites.

The clinical development of our product candidates has included and may continue to include clinical trial sites outside the United States and we may in the future choose to conduct one or more of our full clinical trials outside of the United States. For example, our ongoing Phase 2 ADVANCED-2 clinical trial of TARA-002 in NMIBC is being conducted in the U.S., Canada, Argentina and Ukraine. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials or clinical trial sites are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.

TARA-002 is an immunopotentiator, and one indication that we are pursuing is the treatment of LMs. There are no FDA-approved therapies for the treatment of LMs and it is difficult to predict the timing and costs of clinical development for TARA-002 for LMs.

To date, there are no FDA-approved therapies for the treatment of LMs. The regulatory approval process for novel product candidates such as TARA-002 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches or diseases. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring TARA-002 to market in LMs could decrease our ability to generate sufficient revenue to maintain our business.

Certain disorders we seek to treat have low incidence and prevalence, and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our clinical trials or slower commercial revenue if approved.

Our current product candidates are targeting certain disorders that have low incidence and prevalence. For example, we estimate the prevalence of LMs in the United States is approximately 1,400-1,800 cases per year. This could be a significant obstacle to the timely recruitment and enrollment of a sufficient number of eligible patients into our clinical trial. Further, we expect to rely in part on our relationships with patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

●	the severity of the disease under investigation;

●	design of the study protocol;

●	the eligibility criteria for the clinical trial;

●	the perceived risks, benefits and convenience of administration of the product candidate being studied;

●	our efforts to facilitate timely enrollment in clinical trials;

●	the availability of other clinical trials being conducted for the same indication;

●	the patient referral practices of physicians; and

●	the proximity and availability of clinical trial sites to prospective patients.

Our inability to enroll a sufficient number of patients with these diseases for our planned clinical trials, including LMs, would result in significant delays and could require us to not initiate or abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Additionally, our projections of the number of people who have these disorders, including LMs, are based on estimates, including third-party analyses commissioned by us. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Our products may potentially be dosed on a one-time basis, which means that patients who enroll in our clinical trials may not be eligible to receive our products on a commercial basis if they are

Our product candidates may cause undesirable or unforeseen side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Undesirable or unforeseen side effects from our product candidates, including TARA-002 or IV Choline Chloride could arise either during clinical development or, if approved, after the product has been marketed. Undesirable side effects could cause us, any partners with which we may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities.

Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Any side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, in connection with a product after obtaining U.S. or foreign regulatory approval, a number of potentially negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;

●	regulatory authorities may require additional warnings in the labeling;

●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these occurrences could prevent us or our potential partners from achieving or maintaining market acceptance of the product and could substantially increase the costs of commercializing such product.

A Fast Track Designation by the FDA may not lead to a faster development or regulatory review or approval process.

The FDA has granted Fast Track Designation to IV Choline Chloride as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated. We may seek Fast Track Designation for other potential indications for IV Choline Chloride or for our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track Designation, we may not experience a faster development process, review or approval, including for IV Choline Chloride as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated or any other indication. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

An Orphan Drug Designation by the FDA or European Commission does not increase the likelihood that our product candidates will receive marketing exclusivity.

We have obtained Orphan Drug Designation from the FDA for TARA-002 for the treatment of LMs and for IV Choline Chloride for the prevention and/or treatment of choline deficiency in patients on long-term PN. We have also obtained Orphan Drug Designation from the European Commission for TARA-002 for the treatment of LMs. We may seek Orphan Drug Designation for future product candidates or other indications, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs and provide them with marketing exclusivity upon approval. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.

Although we have obtained Orphan Drug Designation for TARA-002 for the treatment of LMs and IV Choline Chloride for the prevention and/or treatment of choline deficiency in patients on long-term PN, and even if we obtain Orphan Drug Designation for additional product candidates or other indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after a product is approved with orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy Designation for TARA-002 for the treatment of NMIBC. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the marketing application.

Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if the product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review.

Although the FDA has granted Rare Pediatric Disease Designation for TARA-002 for the treatment of LMs, a BLA for TARA-002, if approved, may not meet the eligibility criteria for a priority review voucher.

Rare Pediatric Disease Designation has been granted by the FDA for TARA-002 for the treatment of LMs. In 2012, Congress authorized the FDA to award PRVs to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a PRV may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any PRV if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. As of December 20, 2024, and unless the law is extended, the FDA may no longer award any PRVs under the Rare Pediatric Disease Priority Review Voucher program, unless the rare pediatric disease product application (a) is for a drug that, not later than December 20, 2024, is designated as a drug for a rare pediatric disease and (b) is, not later than September 30, 2026, approved under section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act or section 351(a) of the Public Health Service Act. We understand that the FDA has continued to grant Rare Pediatric Disease Designations after December 20, 2024; however, unless the program is extended by Congress, a product that was designated after December 20, 2024 may not be awarded a PRV upon approval, even if approved prior to September 30, 2026.

TARA-002 for the treatment of LMs may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a PRV prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA or BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving a designation.

Any adverse developments that occur in patients undergoing treatment with OK-432 / Picibanil or in patients participating in clinical trials conducted by third parties may affect our ability to obtain regulatory approval or commercialize TARA-002.

Chugai Pharmaceutical, over which we have no control, has the rights to commercialize TARA-002 and the originator therapy to TARA-002, OK-432, which is currently marketed under the name Picibanil, in Japan for various indications. In addition, clinical trials using Picibanil are currently ongoing in various countries around the world. If serious adverse events occur with patients using Picibanil or during any clinical trials of Picibanil conducted by third parties, the FDA may delay, limit or deny approval of TARA-002 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for TARA-002 and a new and serious safety issue is identified in connection with use of Picibanil or in clinical trials of Picibanil conducted by third parties, the FDA may withdraw the approval of the product or otherwise restrict our ability to market and sell TARA-002. In addition, treating physicians may be less willing to administer TARA-002 due to concerns over such adverse events, which would limit our ability to commercialize TARA-002.

We may choose to delay or discontinue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate the potential return on investment for those product candidates.

At any time, we may decide to delay or discontinue the development of any of our product candidates for a variety of reasons, including the appearance of new technologies that make our product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements.

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

With respect to our lead product candidate, TARA-002, for the treatment of NMIBC and LMs, the active ingredient in TARA-002 is a genetically distinct strain of Streptococcus pyogenes (group A, type 3) Su strain, which is inactivated during the manufacturing process. TARA-002 is produced through a proprietary manufacturing process. We anticipate that, if approved by the FDA, TARA-002 will be protected by 12 years of biologic exclusivity. In addition, based on the prevalence of the disease, TARA-002 is likely to have seven years of concurrent Orphan Drug Designation exclusivity for the treatment of LMs.

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

TARA-002, if approved for the treatment of NMIBC, would be subject to competition from existing treatment methods of surgery, chemotherapy and immunomodulatory therapy. For example, the current standard of care for NMIBC includes intravesical BCG TICE (manufactured by Merck & Co., Inc.). Other products approved for the treatment of NMIBC include Merck & Co., Inc.’s Keytruda, Endo International plc’s Valstar, and Ferring B.V.’s Adstiladrin and ImmunityBio, Inc.’s VesAnktiva in combination with BCG. Additional product candidates in development include but may not be limited to Japanese BCG Laboratory’s BCG Tokyo, Pfizer Inc.’s Sasanlimab in combination with BCG, CG Oncology Inc.’s CG0070, enGene Inc.’s, EG-70, Pfizer Inc’s PADCEV, Janssen’s TAR200 combined with gemcitabine plus or minus Cetrelimab, Urogen Pharma Ltd.’s Jelmyto, Theralase Technologies Inc.’s Ruvidar, and Auro BioSciences, Inc.’s Aura-0011. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NMIBC include but may not be limited to Verity, AstraZeneca PLC, Bristol-Myers Squibb Company, Roche Group, Asieris Pharmaceuticals, BeiGene, Ltd, NanOlogy, LLC, Linton Pharm Co., Ltd., Lindis Biotech GmbH, Taizhou Hanzhong biomedical co. Ltd., Shionogi & Co. Ltd., Rapamycin Holdings, Inc., Vaxiion Therapeutics Inc., Incyte Corporation, LiPac Oncology, Inc., Anika Therapeutics Inc., Surge Pharmaceuticals Pvt. Ltd., and Istari Oncology, Inc.

There are no treatments currently available for patients on PS who are choline-deficient. IV Choline Chloride is the only sterile injectable form of choline chloride that can be combined with parenteral nutrition. Further, the USPTO, issued to us Patent No. US 11,311,503 claiming a sterile aqueous choline salt composition, and Patent No. US 12,083,081 claiming a method of treating choline deficiency with a choline composition, each with a term expiring in 2041.

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

The BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

We have only received the exclusive rights to the materials required to commercialize TARA-002 in territories other than Japan and Taiwan until June 17, 2030, or an earlier date if Chugai Pharmaceutical terminates the agreement with us for any number of reasons, following which such rights become non-exclusive.

Pursuant to an agreement with Chugai Pharmaceutical dated June 17, 2019, as amended on July 14, 2020 (effective as of June 30, 2020), Chugai Pharmaceutical agreed to provide us with exclusive access to the starting material necessary to manufacture TARA-002 as well as technical support necessary for us to develop and commercialize TARA-002 anywhere in the world other than Japan and Taiwan. However, this agreement does not prevent Chugai Pharmaceutical from providing such materials and support to any third-party for medical, compassionate use and/or non-commercial research purposes and this agreement is exclusive only through June 17, 2030 or, the earlier termination of the agreement by either party. Once our rights to the materials and technology necessary to manufacture, develop and commercialize TARA-002 are not exclusive, third parties, including those with greater expertise and greater resources, could obtain such materials and technology and develop a competing therapy, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Even if we obtain regulatory approval to begin commercializing any of our products, we would remain subject to ongoing regulatory review, which could subsequently result in a suspension or termination of sale of these products or other penalties if we fail to comply with regulatory requirements.

Even after we achieve U.S. regulatory approval for a product candidate, if any, we will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the manufacturing, processing, distribution or storage facility where, or processes by which, the product is made, a regulatory agency may impose restrictions on that product or us, including:

●	restrictions on such product candidates, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning or untitled letters;

●	withdrawal of any approved product from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of product candidates;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our product candidates;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others, and under some circumstances even government agencies. If we cannot successfully defend ourselves against product liability or similar claims, we will incur substantial liabilities, reputational harm and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal or delay of recruitment or decreased enrollment rates of clinical trial participants;

●	termination or increased government regulation of clinical trial sites or entire clinical trial programs;

●	the inability to commercialize our product candidates;

●	decreased demand for our product candidates;

●	impairment of our business reputation;

●	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

●	substantial costs of any related litigation or similar disputes;

●	distraction of management’s attention and other resources from our primary business;

●	significant delay in product launch;

●	substantial monetary awards to patients or other claimants against us that may not be covered by insurance;

●	withdrawal of reimbursement or formulary inclusion; or

●	loss of revenue.

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

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA-approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates we may develop, or affect pricing and third-party payment for our product candidates, which could negatively affect our business, financial condition and prospects. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices since the ACA was enacted. For example, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed until January 1, 2032 by the IRA. In addition, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products. In 2024, CMS issued a final rule that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in 2022, which, among other things, eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket costs and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition are excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties.

These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Although full economic effect of the IRA on our business and the pharmaceutical industry in general is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also reduce our profitability. We expect pricing pressures will continue globally.

At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the FDA released a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse, privacy, transparency, and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct business. The healthcare laws and regulations that may affect our ability to operate include but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Prescription Drug Marketing Act (for sampling of drug product among other things); the federal physician sunshine requirements under the ACA; the Foreign Corrupt Practices Act as it applies to activities outside of the United States; the federal Right-to-Try legislation; and similar state laws of such federal laws, which may be broader in scope.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

We rely completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for our product candidates, which may include sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, non-clinical, clinical and commercial supplies of any future product candidates.

We do not currently have the infrastructure or capability to supply, store, manufacture or distribute preclinical, non-clinical, clinical or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain active pharmaceutical ingredient, or API, and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical, non-clinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, we may be unable to continue to develop or commercialize our products and product candidates.

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

Furthermore, as we depend on third-party suppliers and manufacturers, some of which may be located outside of the U.S., any future additional or new tariffs or other changes in trade measures adopted by the U.S. government could adversely impact the Company’s business, financial condition, and results of operations, particularly where supply chain delays adversely impact availability of materials, components or manufacturing of our product candidates. Any decision by the U.S. government to adopt such actions, such as an increase in customs duties or tariffs, the renegotiation of U.S. trade agreements or any other action that could have a negative impact on international trade, including corresponding actions taken by other countries in response to U.S. governmental actions, could adversely impact our supply chain, manufacturing and availability of our product candidates.

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

Our CDMOs and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time-consuming or costly.

Our CDMOs and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

We or the third parties upon which we depend may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as terrorism and war that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our office is located in New York, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we have expanded our clinical development of TARA-002 in NMBIC to clinical trial sites outside the United States, including in Ukraine, Canada, Argentina and may expand to other geographies. If political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients at such sites could be disrupted by geopolitical events, including civil or political unrest, such as the current ongoing conflict between Russia and Ukraine. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the research, development, regulatory approval, manufacture, distribution or commercialization of TARA-002 or IV Choline Chloride, our business, financial condition, operating results and prospects would suffer.

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

In addition, macroeconomic factors, including supply chain disruptions, rising inflation and resulting increases in interest rates, which were, in part, tied to the impacts of the COVID-19 pandemic, had an impact on our operations, and any future pandemic or public health crisis may have the same effects. Similarly, if banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, there could be an adverse effect on our ability to access our cash and cash equivalents and investments, including transferring funds, making payments or receiving funds, any of which could have a material adverse effect on our business and financial condition.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Risks Related to Our Common Stock

We expect our stock price to be highly volatile.

The market price of our shares could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile, even subject to large daily price swings. For example, the closing price of our common stock from the period January 1, 2024 to December 31, 2024 has ranged from a low of $1.62 to a high of $6.67. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

●	the results of current and any future clinical trials of TARA-002 or IV Choline Chloride and any clinical trial failure, including any failure resulting from difficulties or delays in identifying patients, enrolling patients, retaining patients, meeting specific clinical trial endpoints or completing and timely reporting the results of any clinical trial;

●	our ability to obtain regulatory approvals for TARA-002, IV Choline Chloride or future product candidates, and delays of, or failures to obtain such approvals;

●	the failure of TARA-002 or IV Choline Chloride or future product candidates, if approved, to achieve commercial success;

●	potential side effects associated with TARA-002 or IV Choline Chloride or future product candidates;

●	issues in manufacturing, or the inability to obtain adequate supply of, TARA-002, IV Choline Chloride or future product candidates;

●	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;

●	the initiation of, material developments in, or conclusion of, any litigation or other actions to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;

●	announcements of any dilutive equity financings;

●	inability to obtain additional funding;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts;

●	the loss of key employees;

●	changes in laws or regulations application to TARA-002 or IV Choline Chloride or future product candidates; and

●	sales of our common stock by us, our insiders or our other stockholders.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. While we remain a smaller reporting company and non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be a smaller reporting company and no longer qualify as a non-accelerated filer, we would incur substantial professional fees and internal costs to expand our accounting and finance functions. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

In April 2024 and December 2024, we issued Pre-Funded Warrants to purchase a total of 1,700,000 and 2,325,372 shares of our common stock, respectively, all of which are outstanding as of the date of this report. Each Pre-Funded Warrant is exercisable for $0.001 per share of common stock underlying such Pre-Funded Warrant. Accordingly, we will not receive a significant amount of additional funds upon the exercise of the Pre-Funded Warrants. To the extent such Pre-Funded Warrants are exercised, additional shares of common stock will be issued for nominal consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

In April 2024 and December 2024, we issued the Pre-Funded Warrants and the Common Warrants. Each Common Warrant is exercisable solely by means of a cash exercise, except that the Common Warrant is exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of the shares of common stock underlying the common stock warrants under the Securities Act of 1933, as amended, is not then effective. The Common Warrants include certain rights upon “fundamental transactions” as described in the Common Warrants. Additionally, each holder of warrants will not be entitled to exercise any portion of any Pre-Funded Warrant or Common Warrant, which, upon giving effect to such exercise, would cause (A) for the holders of the April 2024 Pre-Funded Warrants and Common Warrants, (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99%, or for certain holders, 4.99%, of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise and (B) for the holders of the December 2024 Pre-Funded Warrants, the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise. However, for the April 2024 Pre-Funded Warrants, December 2024 Pre-Funded Warrants and Common Warrants, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon prior notice from the holder to us.

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

We have registered the issuance and/or resale of shares issuable upon exercise of these warrants under an effective registration statement. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public market upon issuance. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, Process (or Processing of), personal data and other sensitive and confidential information, including information we collect about patients in connection with clinical trials, sensitive third-party data or, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to the Processing of personal data by us and on our behalf, collectively, Data Protection Requirements. The number and scope of Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other. If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations, or each, a material adverse impact.

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

A number of U.S. states have enacted data privacy laws. In particular, the CCPA, together with the California Privacy Rights Act, or CPRA, requires covered businesses that process personal data of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of the sale of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on the retention of personal data, expands the types of data breaches subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA and the CPRA, the CCPA and the CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The federal government is also considering comprehensive privacy legislation.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Japan’s Act on the Protection of Personal Information, or APPI, China’s Personal Information Protection Law, or PIPL, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

European data protection laws (including the EU GDPR and UK GDRP) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; broadening the definition of personal data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through “data minimization” and “storage limitation” principles; honoring data subject rights; formalizing a heightened standard to obtain data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special categor[ies] [of] personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists a possibility that the validity of SCCs will be challenged in European courts. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

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

While we use SCCs for transfers of personal data from the EEA, UK and Switzerland to recipients in non-adequate countries, in the event we are unable to implement a valid compliance mechanism for cross-border data transfers (e.g., SCCs are invalidated), we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management & Strategy

We maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program, in conjunction with our enterprise risk management assessment processes, address cybersecurity risks to the corporate information technology, or IT, environment including systems, hardware, software, data, people and processes.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and IT, including the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, or CSF, and processes and controls supporting data protection requirements under applicable law. The NIST CSF offers a thorough set of guidelines and best practices to help establish a strong cybersecurity posture. Utilizing NIST CSF enables us to systemically identify, assess, and manage cybersecurity risks most relevant and impactful to our business operations. It is important to note that using the NIST CSF as a guide does not imply our cybersecurity program meets any specific technical standards or requirements.

Our cybersecurity risk management strategy includes the following approach:

We have an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies and categorizes significant cyber risks. In addition, we, in conjunction with the third-party cyber risk management specialists, developed a risk mitigation plan to address such cyber risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as protecting and handling confidential information, processing of personal data, access on/off boarding, user management, acceptable use, and IT change control management to help govern the processes put in place by management designed to protect our IT assets, data and services from threats and vulnerabilities. We employ additional key practices within the cyber risk management program including, but not limited to maintenance of an IT assets inventory, periodic network scans, identity access management controls including restricted access to privileged accounts, and physical security measures at our facilities. We also utilize information protection/detection systems, or IPS/IDS, including maintenance of firewalls and anti-malware tools, network and data traffic monitoring with automated alerting, ongoing cybersecurity user awareness training, industry-standard encryption protocols, formalized change management processes and critical data backups to reduce cybersecurity risk.

Cybersecurity partners, including assessors, consultants, advisors and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data and services. The cybersecurity partners provide services including, but not limited to systems inventory monitoring, configuration management, periodic network scanning, user management, mobile device monitoring, capacity monitoring, network protection and monitoring, IPS/IDS management, remote access monitoring and management, user activity monitoring, data backups management, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third parties that may lead to a service disruption or an adverse cybersecurity incident. This includes processes for performing third-party risk ratings and data classification mapping of current and ongoing vendors. The program promotes good cybersecurity practices with our third-party vendors and helps to ensure their adherence to our cybersecurity standards.

In evaluating the risks identified as a result of the annual cybersecurity assessment process, our cybersecurity partners assist the Company to assess the likelihood, severity, and impact of relevant risks, including the impact on employees, stakeholders, and vendors. These risks are prioritized and monitored by the cybersecurity partners and management of the Company.

Our cybersecurity program includes an incident response plan that includes all relevant and critical members of management and third-party service providers alike. The team is responsible for assessing and managing cybersecurity incident response processes, response times, and communication plans in the event corrective actions and mitigation procedures are required to isolate and eradicate an incident.

Governance & Oversight

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

The Audit Committee of the Board of Directors, or the Audit Committee, oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk advisory services, brief the Audit Committee on cyber threats and vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, the emerging threat landscape, and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect and mitigate cybersecurity incidents. In addition, the Audit Committee is responsible for reporting information about such risks to the Board of Directors and material cybersecurity risks and/or events are reviewed by the Board of Directors, at least annually, as part of our corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, prior cybersecurity incidents have not been material and are not reasonably likely to have had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal policies, processes, and operations; however, potential vulnerabilities to known or unknown threats will still remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as our cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on Company cybersecurity risks.

Item 2. Properties.

As of December 31, 2024, we leased 10,252 square feet of space for our headquarters in New York, New York under an agreement that expires in May 2028. We leased an additional 10,098 square feet for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America under an agreement that expires in June 2029. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Our common stock

As of February 28, 2025, there were 36,767,465 shares of common stock outstanding held by approximately 26 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Common Warrant Exercises

On December 12, 2024, 725,000 of the common warrants issued in the Company’s April 2024 private placement were exercised by an investor, at the exercise price of $5.25 per share, resulting in the issuance of 725,000 shares of the Company’s common stock. The securities sold in the April 2024 private placement were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The aggregate gross proceeds from the common warrant exercise was approximately $3.8 million. The Company intends to use the proceeds for general corporate and working capital purposes, including funding clinical trials.

Item 6. [Reserved.]

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

We are also pursuing intravenous, or IV, Choline Chloride, an investigational phospholipid substrate replacement therapy, for patients receiving parenteral support, or PS, which includes both nutrition and fluids. Choline is a known important substrate for phospholipids that are critical for healthy liver function and also plays an important role in modulating gene expression, cell membrane signaling, brain development and neurotransmission, muscle function and bone health. PS patients are unable to synthesize choline from enteral nutrition sources, and there are currently no available PS formulations containing choline.

For additional information regarding our various clinical trials and programs, see “Item 1. Business.” We have devoted substantial efforts to the development of these programs and do not have any approved products and have not generated any revenue from product sales. Neither TARA-002 nor IV Choline Chloride have been approved for use for any indications. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Since inception, we have incurred significant operating losses. As of December 31, 2024, we had an accumulated deficit of approximately $245.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2024, we had approximately $170.3 million in cash and cash equivalents, and marketable debt securities.

Financial Overview

Research and Development

Research and development expenses consist primarily of costs incurred for the development of TARA-002 and IV Choline Chloride, which include personnel-related expenses, including salaries, benefits, travel and stock-based compensation expense, external expenses incurred under agreements with contract research organizations, or CROs, contract development and manufacturing organizations, or CDMOs, the cost of acquiring, developing and manufacturing clinical trial materials, clinical and non-clinical related costs, costs associated with regulatory operations and facilities, depreciation and other expenses, which include expenses for rent and maintenance of facilities and other supplies.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, travel and stock-based compensation expense, in executive and other administrative functions. Other general and administrative expenses also include professional fees for business and market development, legal, intellectual property matters, consulting and accounting services, facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our Nasdaq listing and Securities and Exchange Commission, or SEC, requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), net

Other Income (Expense), net consists of interest and investment income and other income. Interest and investment income consists of interest and dividend income on our cash and cash equivalents and marketable debt securities and amortization of premiums and/or accretion of discounts.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements and related notes appearing elsewhere in this Annual Report on this Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Our critical accounting policy is the accounting for prepaid and accrued research and development expenses.

Research and Development Prepaid and Accrued Expenses

We record accruals for estimated costs of research, preclinical, non-clinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers. We accrue costs incurred under these third-party arrangements based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs to accrue through discussions with internal personnel and our external service providers as to the percentage of completion of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of performance of the related services are recorded as prepaid expenses until the services are rendered.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	For the Years Ended December 31,		Period -to- Period
	2024	2023	Change
Operating expenses:
Research and development	$31,704	$24,989	$6,715
General and administrative	17,450	18,624	(1,174)
Total operating expenses	49,154	43,613	5,541
Income (Loss) from operations	(49,154)	(43,613)	(5,541)
Other income (expense), net:
Interest and investment income	4,171	3,193	978
Other income	387	-	387
Other income (expense), net	4,558	3,193	1,365
Net income (loss)	$(44,596)	$(40,420)	$(4,176)

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	For the Years Ended December 31,		Period -to- Period
	2024	2023	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$12,306	$9,757	$2,549
TARA-002 in LM	2,558	1,801	757
IV Choline Chloride	4,555	1,781	2,774
Total direct expenses by product candidate	19,419	13,339	6,080
Indirect research and development expenses	12,285	11,650	635
Total research and development expenses	$31,704	$24,989	$6,715

Research and development expenses were $31.7 million for the year ended December 31, 2024, which represented an increase of approximately $6.7 million as compared to the year ended December 31, 2023. This increase was primarily due to a $6.1 million increase in direct expenses for our product candidates and a $0.6 million increase in indirect expenses. The increase in indirect expenses was primarily due to a $1.0 million increase in personnel-related expenses offset by a decrease of $0.3 million in indirect clinical manufacturing expenses.

General and administrative expenses

General and administrative expenses were $17.5 million for the year ended December 31, 2024, which represented a decrease of approximately $1.2 million as compared to the year ended December 31, 2023. This decrease was primarily due to a net decrease of $1.2 million in personnel-related expenses.

Other income (expense), net

Other income (expense), net was $4.6 million for the year ended December 31, 2024, which represented an increase of approximately $1.4 million as compared to the year ended December 31, 2023, due primarily to higher investment returns on a higher invested balance as well as a $0.4 million increase in other income.

Liquidity and Capital Resources

Overview

As of December 31, 2024 and 2023, our cash and cash equivalents, and marketable debt securities were $170.3 million and $65.6 million, respectively. We have not generated revenues since our inception and have incurred net losses of approximately $44.6 million and $40.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had working capital of approximately $161.2 million and stockholder’s equity of approximately $167.1 million. During the year ended December 31, 2024, cash flows used in operating activities were approximately $35.8 million, consisting primarily of a net loss of approximately $44.6 million, which includes non-cash activities of approximately $4.8 million, inclusive of $4.1 million in stock-based compensation expense, as well as working capital adjustments of $4.0 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock, preferred stock and pre-funded warrants in private placements and public offerings. In addition, we may receive proceeds upon the exercise of the common warrants issued in the April 2024 private placement described below.

Liquidity

On November 3, 2023, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in November 2023. The Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. In December 2024, we sold and issued approximately $100.1 million in gross proceeds of common stock and pre-funded warrants in a public offering, or the December 2024 Public Offering, under the Shelf Registration Statement. The net proceeds were approximately $93.4 million. In January 2025, the underwriters partially exercised their option, or the Underwriters’ Option, to purchase a portion of the additional shares of common stock pursuant to the underwriting agreement, or the Underwriting Agreement, which resulted in gross proceeds of approximately $2.7 million and net proceeds of approximately $2.5 million.

In April 2024, the Company entered into a private placement transaction, or the April 2024 Private Placement, whereby the Company sold and issued common stock, warrants and in, in some circumstances, pre-funded warrants to certain purchasers. At the close of the April 2024 Private Placement, the Company received net proceeds of approximately $42.0 million after deducting placement agent fees and offering expenses.

We are in the business of developing biopharmaceuticals and have no current or near-term revenues. We have incurred substantial clinical and other costs in our drug development efforts. We will need to raise additional capital in order to fully realize management’s plans.

We believe that our current financial resources, as of the date of the issuance of our consolidated financial statements included elsewhere in this Annual Report on this Form 10-K, are sufficient to satisfy our estimated liquidity needs for at least 12 months.

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political change, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Despite recent moderation, the sustained elevated interest rates in recent years have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the biotech industry and those that have no current or near-term revenue. Further, a recession or market correction, supply chain disruptions and/or continued inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	For the Years Ended December 31,		Period-to- Period
	2024	2023	Change

Net cash provided by/(used in) operating activities	$(35,808)	$(37,557)	$1,749
Net cash provided by/(used in) investing activities	19,155	53,107	(33,952)
Net cash provided by/(used in) financing activities	139,865	(91)	139,956
Net increase/(decrease) in cash and cash equivalents, and restricted cash	$123,212	$15,459	107,753

Comparison of the Years Ended December 31, 2024 and 2023

Net cash provided by (used in) operating activities was approximately $(35.8) million for the year ended December 31, 2024 compared to approximately $(37.6) million for the year ended December 31, 2023. The decrease of approximately $1.7 million in cash used in operating activities was primarily driven by a decrease in working capital adjustments, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers of $8.1 million, offset in part by an increase in net loss of $4.2 million and by a $2.2 million decrease in non-cash items, consisting principally of stock-based compensation expense.

Net cash provided by (used in) investing activities was approximately $19.2 million for the year ended December 31, 2024 compared to approximately $53.1 million for the year ended December 31, 2023. The decrease of $34.0 million resulted primarily from an increase of $17.2 million of marketable debt securities purchased as well as a decrease of $16.7 million of proceeds from marketable debt securities matured.

Net cash provided by (used in) financing activities was $139.9 million for the year ended December 31, 2024 compared to $(0.1) million for the year ended December 31, 2023. The increase of approximately $140.0 million resulted primarily from the net proceeds of the December 2024 Public Offering of $94.0 million and the April 2024 Private Placement of $42.0 million, as well as proceeds from the exercise of common warrants of $3.8 million.

Contractual and Other Obligations

Operating lease obligations

Our operating lease obligations primarily consist of lease payments on our corporate headquarters in New York, New York, as well as lease payments for our development laboratory, a manufacturing facility and an additional manufacturing space, all located in North America which are described in further detail in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2024 are $1.4 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2024 are $3.7 million.

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

Item 8. Financial Statements and Supplementary Data.

Protara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protara Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021

New York, New York

March 5, 2025

Protara Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$162,798	$39,586
Marketable debt securities	7,494	25,994
Prepaid expenses and other current assets	1,863	3,125
Total current assets	172,155	68,705
Restricted cash, non-current	745	745
Property and equipment, net	1,027	1,296
Operating lease right-of-use asset	4,255	5,264
Other assets	3,272	2,944
Total assets	$181,454	$78,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,429	$2,434
Accrued expenses and other current liabilities	5,408	2,732
Operating lease liability	1,124	983
Total current liabilities	10,961	6,149
Operating lease liability, non-current	3,359	4,484
Total liabilities	14,320	10,633
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 convertible preferred stock, 8,028 shares authorized at December 31, 2024 and 2023, 7,991 shares issued and outstanding as of December 31, 2024 and 2023.	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 35,044,772 and 11,364,903 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	35	11
Additional paid in capital	412,077	268,725
Accumulated deficit	(244,980)	(200,384)
Accumulated other comprehensive income (loss)	2	(31)
Total stockholders’ equity	167,134	68,321
Total liabilities and stockholders’ equity	$181,454	$78,954

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Operating expenses:
Research and development	$31,704	$24,989
General and administrative	17,450	18,624
Total operating expenses	49,154	43,613
Income (Loss) from operations	(49,154)	(43,613)
Other income (expense), net:
Interest and investment income (expenses)	4,171	3,193
Other income (expense)	387	-
Other income (expense), net	4,558	3,193
Net income (loss)	$(44,596)	$(40,420)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	33	657
Other comprehensive income (loss)	33	657
Comprehensive income (loss)	$(44,563)	$(39,763)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(2.17)	$(3.57)
Weighted-average shares outstanding, basic and diluted	20,592,847	11,331,338

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2022	8,027	$-	11,267,389	$11	$262,724	$(159,964)	$(688)	$102,083
Issuance of common stock upon settlement of restricted stock units	-	-	61,691	-	(91)	-	-	(91)
Stock-based compensation - restricted stock units	-	-	-	-	1,208	-	-	1,208
Stock-based compensation - stock options	-	-	-	-	4,884	-	-	4,884
Conversion of Series 1 Convertible Preferred Stock to common stock	(36)	-	35,823	-	-	-	-	-
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	657	657
Net income (loss)	-	-	-	-	-	(40,420)	-	(40,420)
Balance at December 31, 2023	7,991	$-	11,364,903	$11	$268,725	$(200,384)	$(31)	$68,321
Issuance of common stock upon settlement of restricted stock units	-	-	73,909	-	(83)	-	-	(83)
Issuance of common stock upon exercise of stock options	-	-	47,580	-	135	-	-	135
Stock-based compensation - restricted stock units	-	-	-	-	480	-	-	480
Stock-based compensation - stock options	-	-	-	-	3,645	-	-	3,645
Issuance of common stock, pre-funded warrants and warrants from private placement, net of offering costs of $3,034	-	-	9,143,380	10	41,954	-	-	41,964
Issuance of common stock and pre-funded warrants from public offering, net of offering costs of $6,665	-	-	13,690,000	13	93,415	-	-	93,428
Issuance of common stock from exercise of common warrants	-	-	725,000	1	3,806	-	-	3,807
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	33	33
Net income (loss)	-	-	-	-	-	(44,596)	-	(44,596)
Balance at December 31, 2024	7,991	$-	35,044,772	$35	$412,077	$(244,980)	$2	$167,134

See accompanying notes to consolidated financial statements.

Protara Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(44,596)	$(40,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,125	6,092
Operating lease right-of-use asset	1,009	1,013
Depreciation	332	341
Amortization of premium (Accretion of discount) on marketable debt securities	(685)	(444)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,262	(1,265)
Other assets	(328)	(2,300)
Accounts payable	1,381	848
Accrued expenses and other current liabilities	2,676	(505)
Operating lease liabilities	(984)	(917)
Net cash provided by (used in) operating activities	(35,808)	(37,557)

Cash flows from investing activities:
Purchase of marketable debt securities	(29,382)	(12,186)
Proceeds from maturity and redemption of marketable debt securities	48,600	65,338
Purchase of property and equipment	(63)	(45)
Net cash provided by (used in) investing activities	19,155	53,107

Cash flows from financing activities:
Proceeds from public offering, net of offering costs of $6,051	94,042	-
Proceeds from private placement, net of offering costs of $3,034	41,964	-
Proceeds from exercise of common warrants	3,807	-
Proceeds from exercise of stock options	135	-
Taxes paid related to net share settlement of restricted stock units	(83)	(91)
Net cash provided by (used in) financing activities	139,865	(91)

Net increase (decrease) in cash and cash equivalents and restricted cash	123,212	15,459
Cash and cash equivalents and restricted cash - beginning of year	40,331	24,872
Cash and cash equivalents and restricted cash - end of year	$163,543	$40,331

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Proceeds from public offering – offering costs incurred but not paid	$614	$-

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents may be held in depository, money market accounts and/or U.S. Treasury securities, and are reported at fair value.

Protara Therapeutics, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company’s restricted cash balances consist of cash deposits to collateralize letter of credit obligations.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$162,798	$39,586
Restricted cash, non-current	745	745
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$163,543	$40,331

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

The Company invests its excess cash primarily in money market funds and high quality investment grade marketable debt securities of governments and/or corporations. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

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

Leases

The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. Under Accounting Standards Codification, or ASC, 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations, in our consolidated balance sheet. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the present value of future lease payments, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. ROU assets and lease liabilities are recognized at the lease commencement date.

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

Segment Information

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment. See Note 16, Segment Information for further information.

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

Interest and Investment Income

Investment income consists primarily of interest income, accretion income earned and amortization expense incurred and realized gains or losses related to our marketable debt securities, interest income related to cash and cash equivalents and restricted cash and dividend income related to money market funds.

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

RSUs were historically granted to directors pursuant to the Company’s equity plan. Settlement for these RSUs is deferred until the earliest to occur of (i) the director’s termination of service, (ii) death, (iii) disability or (iv) a change in control of the Company. In the event of a change in control of the Company, the RSUs will vest in full.

The fair value of all stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the vesting period, which is typically three years for RSUs and one or four years for stock options.

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

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding during the period includes any contingently issuable shares for which there is no circumstance under which those shares would not be issued and shares issuable upon the exercise of warrants to purchase common stock for no or nominal consideration.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the common equivalent shares for the period including any dilutive effect from unvested restricted stock units, outstanding stock options, potential shares issuable under the ESPP, and potential shares issuable upon conversion of preferred stock or exercise of outstanding warrants to purchase common stock.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board, or the FASB, ASC, 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statement. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s consolidated financial position, results of operations, or cash flows. Additional required disclosure has been included within Note 16.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which enhances the disclosures for various types of expenses. The standard is effective for public companies for annual periods beginning after December 15, 2026. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2024-03.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Notes 11, 12 and 15,the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s financial instruments that are measured and carried at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$162,297	$-	$-	$162,297
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
U.S. Treasury securities(c)	7,494	-	-	7,494
Total	$170,536	$-	$-	$170,536

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$39,031	$-	$-	$39,031
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	23,495		23,495
Agency bonds(c)	-	2,499	-	2,499
Total	$39,776	$25,994	$-	$65,770

(a)	Money market funds with original maturities of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets.

(b)	Restricted money market funds are included within Restricted cash, non-current in the consolidated balance sheets.

(c)	U.S. Treasury securities and bonds with original maturities greater than 90 days are included within Marketable debt securities in the consolidated balance sheets and classified as current or non-current based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following as of:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities – presented in marketable debt securities	7,492	2	-	7,494
Total	$7,492	$2	$-	$7,494

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds - presented in marketable debt securities	$23,525	$-	$(30)	$23,495
Agency bonds - presented in marketable debt securities	2,500	-	(1)	2,499
Total	$26,025	$-	$(31)	$25,994

The Company has recorded the securities at fair value in its consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the years ended December 31, 2024 and 2023 there were no realized gains or losses. Gains, if any, would be included in investment income within the consolidated statements of operations and comprehensive loss.

The remaining maturities of all debt securities held at December 31, 2024 was less than one year. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of December 31, 2024, no securities were held in a loss position. As of December 31, 2023, marketable debt securities in a loss position consist of the following:

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

As of December 31, 2024 and 2023, it was determined that there were no expected credit losses.

Interest and Investment Income

Interest and investment income consists of the following:

	For the Year Ended December 31,
	2024	2023
Interest income	$3,326	$2,727
Accretion of discount (Amortization of premium), net	809	454
Dividend income	36	12
Total interest and investment income	$4,171	$3,193

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of
	December 31,
	2024	2023
Prepaid research and development	$853	$1,957
Prepaid insurance	622	659
Prepaid software	116	67
Prepaid retention bonuses	80	-
Accrued interest on marketable debt securities	-	242
Other prepaid expenses	190	163
Other current assets	2	37
Total	$1,863	$3,125

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6. Property and Equipment, net

Property and equipment, net consists of the following:

	As of
	December 31,
	2024	2023
Computer equipment	$235	$247
Furniture, fixtures and other	352	352
Laboratory equipment	913	913
Leasehold improvements	553	553
Property and equipment not yet placed into service	80	55
Total property and equipment	2,133	2,120
Less: Accumulated depreciation	(1,106)	(824)
Total property and equipment, net	$1,027	$1,296

Depreciation expense was $332 and $341 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, $202 and $130 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, $204 and $137 was included in research and development expense and general and administrative expense, respectively, within the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, substantially 100% of the Company’s total property and equipment, net was attributable to the United States.

7. Other Assets

Other assets consists of the following:

	As of
	December 31,
	2024	2023
Prepaid research and development, non-current	$3,245	$2,661
Prepaid insurance, non-current	-	272
Other non-current assets	27	11
Total	$3,272	$2,944

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	December 31,
	2024	2023
Employee costs	$2,533	$2,112
Research and development	2,740	440
Other expenses	135	180
Total	$5,408	$2,732

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

9. Leases

Operating leases

In December 2020, the Company entered into an agreement to lease approximately 10,300 square feet of office space in New York, New York, or the Office Lease, which commenced in April 2021. Annual rent is approximately $1,117. The Office Lease has a term of approximately seven years and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company has an option to extend the term by five years, however, the Company determined at the lease commencement date that it was not reasonably certain to exercise the renewal option and such renewal was excluded from the operating lease ROU asset and operating lease liability recorded for this lease.

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

Leases classified as operating leases are included in operating lease ROU assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s consolidated balance sheets. The Office Lease and the CDMO leased spaces are included in operating lease ROU assets and operating lease liabilities within the consolidated balance sheets. The Office Lease and the CDMO leased spaces are located within the United States. Cash paid for operating lease liabilities was $1,327 and $1,234 during the years ended December 31, 2024 and 2023, respectively.

Lease expense consists of the following:

	For the Year Ended December 31,
Lease expense	2024	2023
Operating lease expense	$1,353	$1,423
Total	$1,353	$1,423

Variable lease expense for the year ended December 31, 2024 was $99. Variable lease expense for the year ended December 31, 2023 was not material.

The weighted average discount rate and weighted-average remaining lease term for operating leases were:

	As of December 31,
	2024	2023

Weighted-average discount rate	7.0%	7.0%
Weighted-average remaining lease term – operating lease (in months)	43	55

As of December 31, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the year ending December 31:	Operating Lease Payments
2025	$1,395
2026	1,429
2027	1,429
2028	718
2029	87
Thereafter	-
Total future operating lease payments	5,058
Less: imputed interest	(575)
Present value of future minimum lease payments	$4,483

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

Certain milestone and royalty payments may also be payable to Dr. Buchman. Regardless of whether development or commercialization is undertaken by the Company under the Choline License Agreement, during the term of the Choline License Agreement, the Company shall pay Dr. Buchman a minimum annual royalty that ranges from $25 to $75. The Company will also pay Dr. Buchman up to $775 in additional milestone payments upon the achievement of various regulatory approval milestones. Further, the Company has an obligation to pay Dr. Buchman sales royalties based on aggregate net sales of IV Choline Chloride in each calendar quarter, with the tiered royalty rates ranging from 5.0% to 10.5% of net sales. In the event of development or commercialization activity by any sublicensees, the Company also agreed to pay Dr. Buchman a royalty in the mid-single digit percentage of (i) net cash receipts, after payment of taxes, received by the Company from sublicensees for their sales of licensed products and (ii) any other consideration received by the Company from such sublicensees; in each case, including a fair monetary value for any transaction that is not a bona fide arms-length transaction or that is for consideration other than monetary. Further, in the event of a sale or transfer of a priority review voucher regarding the license product, regardless of whether any development or commercialization activity is undertaken by the Company or the Company’s sublicensees, the Company agreed to pay Dr. Buchman a milestone payment representing the mid-single digit percentage of (i) net cash receipts, after payment of taxes and (ii) any other consideration; in each case, received by the Company, the Company’s affiliates, or the Company’s sublicensees, including a fair monetary value for any transaction that is not a bona fide arms-length transaction or that is for consideration other than monetary.

During the years ended December 31, 2024 and 2023, the Company recorded research and development expense of $52 and $27, in connection with the Choline License Agreement.

License Agreement

On December 22, 2017, the Company entered into an agreement, or the Feinstein Agreement, with The Feinstein Institute for Medical Research, or the Feinstein Institute, a not-for-profit corporation with 50 research labs and 2,500 clinical research studies. Pursuant to the Feinstein Agreement, the Company acquired an exclusive license relating to treatment of fatty liver diseases in humans for which Choline may be an effective therapeutic. In consideration for the rights and license granted, the Feinstein Institute would receive a royalty of one percent (1%) of the first one hundred million dollars ($100,000) of net sales of IV Choline Chloride and a royalty of one and one-half percent (1.5%) of all net sales thereafter. In addition, the Company would pay the Feinstein Institute twelve and one-half percent (12.5%) of net proceeds resulting from agreements entered within two years from the effective date, and seven and one-half percent (7.5%) of net proceeds resulting from agreements entered into thereafter. Pursuant to the Feinstein Agreement additional payments would be due to the Feinstein Institute for license maintenance payments and for meeting milestone events. Pursuant to the Feinstein Agreement, upon the achievement of certain future new drug application milestones, the Company would be obligated to remit an aggregate of $275.

During the years ended December 31, 2024 and 2023, the Company recorded research and development expense of $15 and $15, respectively, in connection with the Feinstein Agreement.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Sponsored Research and License Agreement

On November 28, 2018, the Company entered into a sponsored research and license agreement, or the Iowa Agreement, with the University of Iowa. Pursuant to the Iowa Agreement, the University of Iowa, which is engaged in clinical research to improve the diagnosis and treatment of lymphangioma using a pharmaceutical product (OK-432), would assist the Company in collecting case reports, forms, source data, and safety data available to the University of Iowa in support of the development of the Company’s proprietary Streptococcus Pyogenes investigational product, TARA-002 for the LMs indication. During the term of the services, the Company would generally pay the University of Iowa thirty thousand dollars ($30) per year to fund the project, plus additional amounts upon the realization of certain milestones. More specifically, upon forty-five (45) days of an approval of TARA-002 by the Food and Drug Administration, or the FDA, the Company would pay up to $1,750 to the University of Iowa for meeting these milestones. Furthermore, the Company would pay the University of Iowa royalties of up to 1.75% for net sales ranging from $0 - $25,000, 2.25% for net sales ranging from $25,000 to $50,000, and 2.50% for net sales in excess of $50,000. Pursuant to the Iowa Agreement, the University of Iowa would be entitled to additional payments for the Company achieving annual net sales of product according to the milestones. For annual net sales of product up to $25,000: $62; for annual net sales of product of up to $50,000: $62; and for annual net sales of product of up to $100,000: $125.

There were no research and development expenses recognized, pursuant to the Iowa Agreement, during the years ended December 31, 2024 and 2023.

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

There were no research and development expenses recognized, pursuant to the Chugai Pharmaceutical Agreement, during the years ended December 31, 2024 and 2023.

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

11. Stockholders’ Equity

Common Stock

As of December 31, 2024, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 35,044,772 and 11,364,903 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of December 31, 2024 and 2023, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock are authorized for issuance. As of December 31, 2024 and 2023, 7,991 shares were issued and outstanding.

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

Subsequent to December 31, 2024, in February 2025, approximately 1,191 shares of Series 1 Convertible Preferred Stock were converted into 1,190,996 shares of common stock. Additionally, in March 2025, approximately 1,185 shares of Series 1 Convertible Preferred Stock were converted into 1,185,248 shares of common stock.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

April 2024 Private Placement

On April 5, 2024, the Company entered into a subscription agreement with certain purchasers, or the Purchasers, pursuant to which the Company agreed to sell and issue to the Purchasers, in a private placement, or the April 2024 Private Placement, an aggregate of 9,143,380 shares of the Company’s common stock, or the April 2024 Shares, and, for certain purchasers, pre-funded warrants, or the April 2024 Pre-Funded Warrants, to purchase an aggregate of 1,700,000 shares of the Company’s common stock. In each case, the April 2024 Shares or April 2024 Pre-Funded Warrants were issued with warrants, or the Common Warrants, to purchase an aggregate of up to 10,843,380 shares of the Company’s common stock. Each April 2024 Share, along with its attached Common Warrant, had a purchase price of $4.15, and each April 2024 Pre-Funded Warrant, along with its attached Common Warrant, had a purchase price of $4.149. The closing date of the April 2024 Private Placement was April 10, 2024. The April 2024 Private Placement resulted in gross proceeds of approximately $44,998 and net proceeds of approximately $41,964, reflecting approximately $3,034 of placement agent’s fees, legal costs and other expenses connected with the transaction.

The April 2024 Pre-Funded Warrants are exercisable at any time, at an exercise price of $0.001 per share. The Common Warrants are exercisable on or prior to the earlier of (i) April 10, 2027 and (ii) 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 Bacillus Calmette-Guérin, or BCG,-Unresponsive patients in the ADVANCED-2 (Cohort B) clinical trial, at an exercise price of $5.25 per share.

The April 2024 Pre-Funded Warrants and the Common Warrants are exercisable so long as the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would not exceed 9.99%, or for certain holders, 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such April 2024 Pre-Funded Warrant or Common Warrant, as applicable. Such percentage may be increased or decreased to any number not in excess of 19.99% at the holder’s election upon notice to the Company, any such increase not to take effect until the sixty-first day after notice to the Company.

Both the April 2024 Pre-Funded Warrants and the Common Warrants contain standard adjustments to the exercise price, inclusive of stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such April 2024 Pre-Funded Warrants or Common Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company.

The Company concluded that the April 2024 Pre-Funded Warrants and Common Warrants met the requirements to be classified in stockholders’ equity.

The fair market value of the April 2024 Pre-Funded Warrants was estimated as the difference between the share price of our stock on the agreement date and the exercise price of the April 2024 Pre-Funded Warrant.

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

The estimated fair market values of the April 2024 Shares, April 2024 Pre-Funded Warrants and Common Warrants have been recorded in additional paid in capital.

As of December 31, 2024, 725,000 Common Warrants have been exercised. As of December 31, 2024, no Common Warrants have expired and no April 2024 Pre-Funded Warrants have been exercised or expired.

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

December 2024 Public Offering

On December 9, 2024, the Company entered into an underwriting agreement, or the Underwriting Agreement, with TD Securities (USA) LLC, Cantor Fitzgerald & Co. and LifeSci Capital LLC, as representatives, or the Representatives, of the several underwriters named therein, or collectively, the Underwriters, pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 13,690,000 shares, or the December 2024 Shares, of common stock of the Company, par value $0.001 per share and, for certain purchasers, pre-funded warrants, or the December 2024 Pre-Funded Warrants, to purchase an aggregate of 2,325,372 shares of Common Stock, or the December 2024 Public Offering. The price to the public in the December 2024 Public Offering was $6.25 per December 2024 Share and $6.249 per December 2024 Pre-Funded Warrant, which is the price per share at which the December 2024 Shares were sold to the public in the December 2024 Public Offering, minus the $0.001 exercise price per December 2024 Pre-Funded Warrant. In addition, under the terms of the Underwriting Agreement the Company granted the Underwriters the option, for 30 days, to purchase up to an additional 2,402,305 shares of common stock at the public offering price, less underwriting discounts and commissions, or the Underwriters’ Option.

The December 2024 Public Offering closed on December 11, 2024, resulting in gross proceeds of approximately $100.1 million and net proceeds of approximately $93.4 million, reflecting approximately $6.7 million of underwriters’ fees, legal costs and other expenses connected with the transaction.

The December 2024 Pre-Funded Warrants are exercisable at any time, at an exercise price of $0.001 per share. The December 2024 Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such December 2024 Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the December 2024 Pre-Funded Warrants include restrictions on exercise in the event the Purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Company concluded that the December 2024 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity.

The fair market value of the December 2024 Pre-Funded Warrants has been determined as the spread between the price paid by the Underwriters and the share price of our stock on the agreement date. The estimated fair values of the December 2024 Shares and December 2024 Pre-Funded Warrants have been recorded in additional paid in capital.

As of December 31, 2024, no December 2024 Pre-Funded Warrants have expired or have been exercised.

Subsequent to December 31, 2024, on January 8, 2025, the Underwriters notified the Company of their determination to exercise the Underwriters’ Option in part, and purchased an additional 438,738 shares of Common Stock, at the public offering price less underwriting discounts and commissions. Closing for the partial exercise of the Underwriters’ Option occurred on January 13, 2025. The transaction costs will be charged to additional paid in capital in the period the Underwriters’ Option was exercised.

The exercise of the Underwriters’ Option resulted in gross proceeds of approximately $2.7 million and net proceeds of approximately $2.5 million, reflecting approximately $0.2 million of underwriters’ fees, legal costs and other expenses connected with the transaction.

12. Stock-Based Compensation

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

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Amended and Restated 2014 Plan provided for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The Amended and Restated 2014 Plan provided that the number of shares reserved and available for issuance would automatically increase each January 1, by four percent of the Company’s common stock on the immediately preceding December 31, adjusted for the number of shares of the Company’s common stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for the Company’s common stock, or such lesser number of shares as determined by the Company’s Board of Directors.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the plans. Certain awards provide for accelerated vesting if there is a change in control as defined in the Amended and Restated 2014 Plan.

On January 1, 2023, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, the number of shares authorized under the Amended and Restated 2014 Plan, was increased by 861,933 shares to 3,563,303 shares.

On January 1, 2024, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, the number of shares authorized under the Amended and Restated 2014 Plan, was increased by 911,380 shares to 4,474,683 shares.

Following the approval of the Company’s 2024 Equity Incentive Plan, or 2024 EIP, by the stockholders of the Company on June 7, 2024, no additional awards will be made under the Amended and Restated 2014 Plan.

As of December 31, 2024, there were 3,700,664 shares of common stock subject to outstanding awards.

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

As of December 31, 2024, there were 134,328 shares of common stock subject to outstanding awards.

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

The 2020 Inducement Plan provides for a total of 600,000 shares for the issuance of the Company’s common stock. The Compensation Committee also adopted a form of stock option grant notice and stock option agreement and forms of restricted stock unit grant notice and restricted stock unit agreement for use with the 2020 Inducement Plan.

As of December 31, 2024, there were 512,900 shares of common stock subject to outstanding awards and 87,100 shares of common stock available for future issuance under the 2020 Inducement Plan.

Subsequent to December 31, 2024, on March 3, 2025, the Compensation Committee approved a Certificate of First Amendment to the 2020 Inducement Plan to increase the number of shares provided for under the plan by 600,000 shares to 1,200,000 shares.

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

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2024 EIP.

As of December 31, 2024, there were 93,000 shares of common stock subject to outstanding awards and 1,407,000 shares of common stock available for future issuance under the 2024 EIP.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of December 31, 2024, the number of shares available for issuance was 1,000,000. During year ended December 31, 2024, no shares were issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	236,679	$7.07
Granted	210,700	1.91
Forfeited	(39,886)	2.89
Vested	(111,579)	10.45
Non-vested at December 31, 2024	295,914	$2.69

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of December 31, 2024, the unamortized value of RSUs was $376. As of December 31, 2024, the weighted average remaining amortization period was 1.58 years. As of December 31, 2024 and 2023, 289,500 RSUs have vested that have not yet been settled into shares of the Company’s common stock.

During the year ended December 31, 2024, the Company issued 73,909 shares of the Company’s common stock from the net settlement of 111,579 RSUs. The Company paid $83 in connection with the net share settlement of these RSUs.

Stock Options

The Company determined the fair value of stock options granted utilizing the Black-Scholes valuation model and based upon the assumptions as provided below:

	For the Year Ended December 31,
	2024	2023
Exercise price	$1.91 - $5.18	$1.20 - $3.91
Dividend yield	0.00%	0.00%
Expected volatility	95.56% - 99.20%	90.00% - 98.00%
Risk-free interest rate	3.69% - 4.49%	3.46% - 4.73%
Expected life (in years)	5.27 - 6.08	5.27 - 6.08

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following table summarizes stock option activities for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2023	2,900,205	$9.50	8.03	$20
Granted	1,394,700	2.04
Exercised	(47,580)	2.83
Forfeited	(302,137)	3.14
Expired	(89,710)	12.97
Outstanding at December 31, 2024	3,855,478	$7.30	7.66	$6,736

Vested or expected to vest at December 31, 2024	3,855,478	$7.30	7.66	$6,736
Exercisable as of December, 31 2024	1,963,151	$11.73	6.71	$1,580

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2024. The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 were $23 and $0, respectively.

The weighted average grant date fair value per share of the options granted during the years ended December 31, 2024 and 2023 was $1.62 and $2.36, respectively. As of December 31, 2024, there was approximately $3,566 of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.43 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation expense recognized:

	For the Year Ended December 31,
	2024	2023
Stock Options	$3,645	$4,884
RSUs	480	1,208
Total	$4,125	$6,092

Stock-based compensation expense was reflected within the consolidated statements of operations and comprehensive loss as:

	For the Year Ended December 31,
	2024	2023
General and administrative	$3,060	$4,439
Research and development	1,065	1,653
Total	$4,125	$6,092

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

13. Income Taxes

Federal and State income tax expense is as follows:

	For the Year Ended December 31,
	2024	2023
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(11,192)	(9,627)
State	(8,583)	(4,124)
Total deferred	(19,775)	(13,751)
Change in valuation allowance	19,775	13,751
Total income tax expense (benefit)	$-	$-

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$37,195	$30,731
Capitalized research and development	18,336	9,611
Stock option expense	6,342	4,464
Research and development credits	6,931	4,824
Operating lease liability	1,471	1,485
RSU expense	3,173	2,723
Other	817	467
Total deferred tax assets	74,265	54,305
Valuation allowance	(72,509)	(52,734)
Deferred tax assets, net of valuation allowance	1,756	1,571
Deferred tax liabilities:
Operating right-of-use asset	(1,396)	(1,430)
Other	(360)	(141)
Total deferred tax liabilities	(1,756)	(1,571)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	For the Year Ended December 31,
	2024	2023
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(11.8)%	(7.8)%
State rate change	(8.1)%	(4.0)%
Research and development credits	(3.5)%	(2.4)%
True-up to prior years return	1.5%	2.2%
Stock-based compensation	(1.6)%	(1.3)%
Other	-%	0.4%
Change in valuation allowance	44.5%	33.9%
Effective tax rate	-%	-%

Protara Therapeutics, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

For the year ended December 31, 2024, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 11.8%, as well as state tax rate and apportionment changes of 8.1%, which collectively are offset by a valuation allowance impact of 44.5%. For the year ended December 31, 2023, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 7.8%, state tax rate and apportionment changes of 4.0%, which collectively are offset by a valuation allowance impact of 33.9%.

As of December 31, 2024 and December 31, 2023 for U.S. federal and state income tax reporting purposes, the Company has approximately $244,842 and $187,492, respectively, of unused net operating losses, or NOLs, available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017, or TCJA, for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 may be carried forward indefinitely and can be used to offset 80% of taxable income. Of the total Federal NOL carried forward, $600 can be carried forward until 2037; and $148,192 can be carried forward indefinitely. The New York state and city NOLs may be carried forward through the year 2044 and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur as the Company continues to issue additional shares of common stock pursuant to its capital raising plans. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. The Company has not performed a study to determine whether or not there is such a limitation.

The Company remains subject to examination by tax authorities for all tax years.

Based on a history of cumulative losses at the Company and the results of operations for the years ended December 31, 2024 and December 31, 2023, the Company determined that it is more likely than not that it will not realize benefits from the net deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets, net, was required. As of December 31, 2024 and December 31, 2023, the Company has recorded a valuation allowance of $72.5 million and $52.7 million, respectively.

As of December 31, 2024 and December 31, 2023, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

14. Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company, or the 401(k) Plan. Under the 401(k) Plan, the Company matches 100% of employee contributions up to 4% of employee compensation. For the years ended December 31, 2024 and 2023, the Company recorded expenses of $251 and $237, respectively, representing employer contributions under the 401(k) Plan.

15. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Year Ended December 31,
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$(44,596)	$(40,420)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	20,592,847	11,331,338
Net income (loss) per share attributable to common stockholders, basic and diluted	$(2.17)	$(3.57)

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

	As of December 31,
	2024	2023
Common Warrants	10,118,380	-
Series 1 Convertible Preferred Stock	7,993,217	7,993,217
Stock options	3,855,478	2,900,205
Underwriters’ Option	438,738	-
Restricted stock units	295,914	526,179
Total potentially dilutive shares	22,701,727	11,419,601

Subject to the terms of the Underwriting Agreement, the Underwriters’ Option allowed for the purchase of an additional 2,402,305 shares of common stock. Subsequent to December 31, 2024, on January 8, 2025, the Underwriters notified the Company of their determination to exercise the Underwriters’ Option in part, and purchased an additional 438,738 shares of Common Stock, see Note 11 for further discussion.

16. Segment Information

The Company’s Chief Executive Officer is the CODM. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net income (loss) that also is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to consolidated net income (loss):

	For the Year Ended December 31,
	2024	2023
Research and development expenses:
TARA-002 in NMIBC	$12,306	$9,757
TARA-002 in LMs	2,558	1,801
IV Choline Chloride	4,555	1,781
Other research and development	11,220	9,997
General and administrative expenses	14,390	14,185
Stock-based compensation expense	4,125	6,092
Income (loss) from operations	(49,154)	(43,613)
Other income (expense), net	4,558	3,193
Segment net income (loss)	(44,596)	(40,420)
Adjustments and reconciling items	-	-
Net income (loss)	$(44,596)	$(40,420)

Other research and development expenses consist of personnel-related expenses as well as other external research and development expenses that are not directly attributable to a specific program.

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

As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

(a)	There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2024 but was not reported.

On March 3, 2025, our Board of Directors approved an amendment to our ArTara Therapeutics, Inc. Inducement Plan, or the Inducement Plan, to increase the number of shares of common stock, par value $0.001 per share, reserved for issuance under the Inducement Plan by 600,000 shares, to a new total of 1,200,000 shares of common stock. As previously disclosed, the Inducement Plan was adopted by our Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.

The foregoing description of the amendment to the Inducement Plan is not intended to be complete and is qualified in its entirety by reference to the amendment, a copy of which is filed as Exhibit 10.36 to this Annual Report on Form 10-K and is incorporated herein by reference.

(b)

Insider trading arrangements

The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the fourth quarter of 2024 by any director or any executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). These trading arrangements permit transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table below. These trading arrangements, identified as “Rule 10b5-1 Trading Arrangements”, only permit transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1.

Name	Title	Adoption Date	Duration	Aggregate number of shares of common stock to be purchased or sold pursuant to the trading arrangement
Jesse Shefferman	President, Chief Executive Officer and Director	December 27, 2024	March 31, 2025 – March 31, 2026	76,501
Jacqueline Zummo	Chief Scientific Operations Officer	December 23, 2024	March 26, 2025 – December 23, 2025	34,668

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2025 (our “Proxy Statement”) and is incorporated in this report by reference.

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

We have also adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by us and by our directors, officers and employees, and that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

1. The following financial statements of Protara Therapeutics, Inc. and Report of Ernst & Young LLP, Independent Register Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 23, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2019, and incorporated herein by reference).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among the Registrant, ArTara Therapeutics, Inc. and REM 1 Acquisition, Inc. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Amendment No. 2 to Form S-4 as filed on December 4, 2019, and incorporated herein by reference).
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).
3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed on August 3, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021).
4.3	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.1†	2006 Equity Incentive Plan, as amended and restated August 21, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014 (File No. 333-198777)).
10.2†	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).

10.3	Assignment of Rights/License Agreement, effective as of February 4, 2002, by and between Johns Hopkins University and F. Nicholas Franano (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.4	Letter Agreement, dated January 12, 2009, by and between F. Nicholas Franano and the Company (as successor-in-interest to Proteon Therapeutics, L.L.C.) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 16, 2014).
10.5†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2014).
10.6**	Subscription Agreement, dated September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).
10.7**	First Amendment to Subscription Agreement, dated November 19, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 99.12 to the Registrant’s Registration Statement on Form S-4).
10.8†	Amended and Restated 2014 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2020).
10.9†	Forms of Stock Option Agreement, Option Exercise, Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Amended and Restated 2014 Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K on form 10-K for the fiscal year ended December 31, 2019 filed on March 20, 2020).
10.10†	2017 Equity Incentive Plan of ArTara Subsidiary, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.11†	Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.12†	Form of Stock Option Grant Notice and Stock Option Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.13†	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).
10.14†	Executive Employment Agreement, dated as of November 5, 2019, as amended on December 4, 2019, by and between ArTara Subsidiary, Inc. and Jesse Shefferman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.15†	Executive Employment Agreement, dated as of December 17, 2019, by and between ArTara Subsidiary, Inc. and Jacqueline Zummo, Ph.D., MPH, MBA. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.16†	Executive Employment Agreement, effective as of January 10, 2022, by and between the Registrant and Jathin Bandari, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022).
10.17†	Amended and Restated Executive Employment Agreement, entered into as of June 1, 2023, by and between the Registrant and Patrick Fabbio (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed with the SEC on August 3, 2023).
10.18††	Choline License Agreement, by and between ArTara Subsidiary, Inc. and Alan L. Buchman, M.D. dated as of September 27, 2017. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.19††	Sponsored Research and License Agreement, by and between ArTara Subsidiary, Inc. and The University of Iowa dated as of November 28, 2018. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.20††	License Agreement, by and between ArTara Subsidiary, Inc. and The Feinstein Institute for Medical Research dated as of December 22, 2017. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.21 ††	Agreement, by and between ArTara Subsidiary, Inc. and Chugai Pharmaceutical Co., Ltd. dated as of June 17, 2019. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.22 ††	Amendment to Agreement, by and between Chugai Pharmaceutical Co., Ltd. and the Registrant, dated as of July 14, 2020 and effective as of June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).
10.23 †	Form of Indemnity Agreement between the Registrant and each of its directors and officers. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).
10.24 †	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2024).
10.25 †† **	Lease by and between 345 PAS HOLDING LLC, and the Registrant, dated as of December 7, 2020. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021)
10.26**	Subscription Agreement, dated April 5, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.27	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).
10.28	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).
10.29	Registration Rights Agreement, dated April 5, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).
10.30†	2024 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).
10.31†	2024 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).
10.32†	Forms of Stock Option Agreement, Stock Option Grant Notice, Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2024 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).
10.33†	Separation and Consulting Agreement and Release, dated as of March 18, 2024, by and between the Company and Jathin Bandari, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2024).
10.34†	Retention Bonus, effective as of January 25, 2024, by and between Registrant and Jacqueline Zummo, Ph.D, MPH, MBA. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2024).
10.35	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2024).
10.36 +	First Certificate of Amendment to Inducement Plan of the Registrant dated March 3, 2025.
19.1 +	Insider Trading Policy
21.1 +	List of Subsidiaries.
23.1 +	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1 +	Power of Attorney (Included in signature pages)
31.1 +	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).
101 *	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (v) the notes to the Consolidated Financial Statements.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

†	Indicates management contract or compensatory plan or arrangement.

††	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information is of the type the Registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protara Therapeutics, Inc.

Date: March 5, 2025	/s/ JESSE SHEFFERMAN
Jesse Shefferman President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: March 5, 2025	/s/ PATRICK FABBIO
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

Signature	Title	Date

/s/ JESSE SHEFFERMAN	President and Chief Executive Officer and Director	March 5, 2025
Jesse Shefferman	(Principal Executive Officer)

/s/ PATRICK FABBIO	Chief Financial Officer	March 5, 2025
Patrick Fabbio	(Principal Financial Officer)

/s/ HANNAH FRY	Vice President, Controller	March 5, 2025
Hannah Fry	(Principal Accounting Officer)

/s/ LUKE BESHAR	Chairman of the Board of Directors	March 5, 2025
Luke Beshar

/s/ BARRY FLANNELLY, PHARM.D.	Director	March 5, 2025
Barry Flannelly, Pharm.D.

/s/ ROGER GARCEAU, M.D.	Director	March 5, 2025
Roger Garceau, M.D.

/s/ JANE HUANG, M.D.	Director	March 5, 2025
Jane Huang, M.D.

/s/ RICHARD LEVY, M.D.	Director	March 5, 2025
Richard Levy, M.D.

/s/ GREGORY P. SARGEN	Director	March 5, 2025
Gregory P. Sargen

/s/ CYNTHIA SMITH	Director	March 5, 2025
Cynthia Smith

/s/ MICHAEL SOLOMON, PH.D.	Director	March 5, 2025
Michael Solomon, Ph.D.