Form 10-Q
period 2025-03-31
Protara Therapeutics, Inc.
filed 2025-05-08
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

10010

(Zip Code)

(646) 844-0337

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TARA	The Nasdaq Global Market

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

As of May 1, 2025 there were 38,581,863 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

●	estimates regarding our financial performance, including future revenue, expenses and capital requirements;

●	our expected cash position and ability to obtain financing in the future on satisfactory terms or at all;

●	expectations regarding our plans to research, develop and commercialize our current and future product candidates, including TARA-002, and Intravenous, or IV, Choline Chloride;

●	expectations regarding the safety and efficacy of our product candidates;

●	expectations regarding the timing, costs and outcomes of our clinical trials;

●	expectations regarding potential market size;

●	expectations regarding the timing of the availability of data from our clinical trials;

●	expectations regarding the clinical utility, potential benefits and market acceptance of our product candidates;

●	expectations regarding our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	expectations regarding our ability to identify additional products or product candidates with significant commercial potential;

●	developments and projections relating to our competitors and industry;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

●	our ability to remain listed on the Nasdaq Global Market, or Nasdaq;

●	the impact of government laws and regulations, including any executive orders or tariffs;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	the timing or likelihood of regulatory filings and approvals;

●	our ability to protect our intellectual property position; and

●	the impact of general U.S., foreign and global economic, industry, market, regulatory, political or public health conditions.

All forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this document and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the risk factors set forth below in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q or in our other filings with the United States Securities and Exchange Commission, or the SEC. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$91,461	$162,798
Marketable debt securities	32,902	7,494
Prepaid expenses and other current assets	2,169	1,863
Total current assets	126,532	172,155
Restricted cash, non-current	745	745
Marketable debt securities, non-current	33,154	-
Property and equipment, net	988	1,027
Operating lease right-of-use asset	3,992	4,255
Other assets	3,148	3,272
Total assets	$168,559	$181,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,310	$4,429
Accrued expenses and other current liabilities	3,538	5,408
Operating lease liability	1,170	1,124
Total current liabilities	7,018	10,961
Operating lease liability, non-current	3,057	3,359
Total liabilities	10,075	14,320
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 shares authorized at March 31, 2025 and December 31, 2024, 5,615 and 7,991 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 38,577,813 and 35,044,772 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	39	35
Additional paid-in capital	415,250	412,077
Accumulated deficit	(256,894)	(244,980)
Accumulated other comprehensive income (loss)	89	2
Total stockholders’ equity	158,484	167,134
Total liabilities and stockholders’ equity	$168,559	$181,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024

Operating expenses:
Research and development	$9,148	$7,748
General and administrative	4,976	4,103
Total operating expenses	14,124	11,851
Income (Loss) from operations	(14,124)	(11,851)
Other income (expense), net:
Interest and investment income (expenses)	1,729	756
Other income (expense)	481	-
Other income (expense), net	2,210	756
Net income (loss)	$(11,914)	$(11,095)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	87	30
Other comprehensive income (loss)	87	30
Comprehensive income (loss)	$(11,827)	$(11,065)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.97)
Weighted-average shares outstanding, basic and diluted	40,707,937	11,420,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2023	7,991	$-	11,364,903	$11	$268,725	$(200,384)	$(31)	$68,321

Issuance of common stock upon settlement of restricted stock units	-	-	68,934	-	(76)	-	-	(76)
Stock-based compensation - restricted stock units	-	-	-	-	151	-	-	151
Stock-based compensation - stock options	-	-	-	-	1,075	-	-	1,075
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	30	30
Net income (loss)	-	-	-	-	-	(11,095)	-	(11,095)

Balance at March 31, 2024	7,991	$-	11,433,837	$11	$269,875	$(211,479)	$(1)	$58,406

Balance at December 31, 2024	7,991	$-	35,044,772	$35	$412,077	$(244,980)	$2	$167,134

Issuance of common stock upon conversion of Series 1 Preferred Stock	(2,376)	-	2,376,244	2	(2)	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	-	-	625,100	1	-	-	-	1
Issuance of common stock upon exercise of Underwriters’ Option in connection with December 2024 Public Offering, net of offering costs of $214	-	-	438,738	1	2,527	-	-	2,528
Issuance of common stock upon settlement of restricted stock units	-	-	92,959	-	(185)	-	-	(185)
Stock-based compensation - restricted stock units	-	-	-	-	121	-	-	121
Stock-based compensation - stock options	-	-	-	-	712	-	-	712
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	87	87
Net income (loss)	-	-	-	-	-	(11,914)	-	(11,914)

Balance at March 31, 2025	5,615	$-	38,577,813	$39	$415,250	$(256,894)	$89	$158,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(11,914)	$(11,095)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	833	1,226
Operating lease right-of-use asset	263	246
Depreciation	83	83
Amortization of premium (Accretion of discount) on marketable debt securities	(166)	(68)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(306)	435
Other assets	124	(301)
Accounts payable	(1,504)	(1,462)
Accrued expenses and other current liabilities	(1,870)	797
Operating lease liabilities	(256)	(240)
Net cash provided by (used in) operating activities	(14,713)	(10,379)

Cash flows from investing activities:
Purchase of marketable debt securities	(65,810)	-
Proceeds from maturity and redemption of marketable debt securities	7,500	23,100
Purchase of property and equipment	(44)	-
Net cash provided by (used in) investing activities	(58,354)	23,100

Cash flows from financing activities:
Proceeds from exercise of Underwriters’ Option in December 2024 public offering, net of offering costs of $214	2,528	-
Offering costs paid in connection with the December 2024 public offering	(614)	-
Proceeds from exercise of pre-funded warrants	1	-
Taxes paid related to net share settlement of restricted stock units	(185)	(76)
Net cash provided by (used in) financing activities	1,730	(76)

Net increase (decrease) in cash and cash equivalents and restricted cash	(71,337)	12,645
Cash and cash equivalents and restricted cash - beginning of period	163,543	40,331
Cash and cash equivalents and restricted cash - end of period	$92,206	$52,976

Supplemental disclosure of cash flow information:
Accrued financing fees	-	385

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$91,461	$52,231
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$92,206	$52,976

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission, or SEC, on March 5, 2025, or the Annual Report on Form 10-K. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2024 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2024 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its consolidated financial statements and disclosures.

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

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$90,959	$-	$-	$90,959
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	29,247	-	29,247
U.S. Treasury securities(c)	36,809	-	-	36,809
Total	$128,513	$29,247	$-	$157,760

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$162,297	$-	$-	$162,297
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
U.S. Treasury securities(c)	7,494	-	-	7,494
Total	$170,536	$-	$-	$170,536

(a)	Money market funds with original maturities of 90 days or less are included within cash and cash equivalents in the condensed consolidated balance sheets.

(b)	Restricted money market funds are included within restricted cash, non-current in the condensed consolidated balance sheets.

(c)	U.S. Treasury securities and corporate bonds with original maturities greater than 90 days are included within marketable debt securities in the condensed consolidated balance sheets and classified as current or non-current based upon whether the maturity of the financial asset is less than or greater than 12 months.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Money market funds and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets. Corporate bonds classified as Level 2 within the fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the period presented.

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities - presented in marketable debt securities	$21,681	$14	$-	$21,695
U.S. Treasury securities - presented in marketable debt securities, non-current	15,056	57	-	15,113
Corporate bonds - presented in marketable debt securities	11,212	-	(5)	11,207
Corporate bonds - presented in marketable debt securities, non-current	18,018	30	(7)	18,041
Total	$65,967	$101	$(12)	$66,056

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities - presented in marketable debt securities	7,492	2	-	7,494
Total	$7,492	$2	$-	$7,494

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the three months ended March 31, 2025 and 2024 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of 90 days or less as cash equivalents. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The remaining maturities of all debt securities held at March 31, 2025 was less than five years. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of March 31, 2025, marketable debt securities in a loss position consist of the following:

	As of March 31, 2025
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds – presented in marketable debt securities	$8,636	$(5)	$-	$-	$8,636	$(5)
Corporate bonds – presented in marketable debt securities, non-current	3,067	(7)	-	-	3,067	(7)
Total	$11,703	$(12)	$-	$-	$11,703	$(12)

As of December 31, 2024, no securities were held in a loss position. As of March 31, 2025 and December 31, 2024, it was determined that there were no expected credit losses.

Interest and Investment Income

Interest and investment income consists of the following:

	For the Three Months Ended March 31,
	2025	2024
Interest income	$1,555	$679
Accretion of discount (Amortization of premium), net	166	68
Dividend income	8	9
Total interest and investment income	$1,729	$756

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	March 31, 2025	December 31, 2024
Prepaid research and development	$874	$853
Prepaid insurance	482	622
Prepaid retention bonuses	20	80
Prepaid software	124	116
Accrued interest on marketable debt securities	368	-
Other prepaid expenses	285	190
Other current assets	16	2
Total	$2,169	$1,863

6. Other Assets

Other assets consists of the following:

	As of
	March 31, 2025	December 31, 2024
Prepaid research and development, non-current	$3,113	$3,245
Other non-current assets	35	27
Total	$3,148	$3,272

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	March 31, 2025	December 31, 2024
Research and development costs	2,632	2,740
Employee costs	680	2,533
Other expenses	226	135
Total	$3,538	$5,408

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities was $332 during each of the three months ended March 31, 2025 and 2024.

Lease expense consists of the following:

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense	$338	$338
Total	$338	$338

Variable lease expenses for the three months ended March 31, 2025 and 2024 were $31 and $20, respectively.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of March 31, 2025
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	40

As of March 31, 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ending December 31,	Operating Lease Payments
2025 (excluding the three months ended March 31, 2025)	$1,064
2026	1,429
2027	1,429
2028	718
2029	87
Thereafter	-
Total future operating lease payments	4,727
Less: imputed interest	(500)
Present value of future minimum lease payments	$4,227

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

10. Stockholders’ Equity

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 38,577,813 and 35,044,772 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 5,615 and 7,991 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

During the three months ended March 31, 2025, approximately 2,376 shares of Series 1 Convertible Preferred Stock were converted into 2,376,244 shares of common stock.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote.

April 2024 Private Placement

On April 5, 2024, the Company entered into a subscription agreement with certain purchasers, or the Purchasers, pursuant to which the Company agreed to sell and issue to the Purchasers, in a private placement, or the April 2024 Private Placement, an aggregate of 9,143,380 shares of the Company’s common stock, or the April 2024 Shares, and, for certain purchasers, pre-funded warrants, or the April 2024 Pre-Funded Warrants, to purchase an aggregate of 1,700,000 shares of the Company’s common stock. In each case, the April 2024 Shares or April 2024 Pre-Funded Warrants were issued with warrants, or the April 2024 Common Warrants, to purchase an aggregate of up to 10,843,380 shares of the Company’s common stock. Each April 2024 Share, along with its attached April 2024 Common Warrant, had a purchase price of $4.15, and each April 2024 Pre-Funded Warrant, along with its attached April 2024 Common Warrant, had a purchase price of $4.149. The closing date of the April 2024 Private Placement was April 10, 2024. The April 2024 Private Placement resulted in gross proceeds of approximately $44,998 and net proceeds of approximately $41,964, reflecting approximately $3,034 of placement agent’s fees, legal costs and other expenses connected with the transaction.

The April 2024 Pre-Funded Warrants are exercisable at any time, at an exercise price of $0.001 per share. The April 2024 Common Warrants are exercisable on or prior to the earlier of (i) April 10, 2027 and (ii) 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 Bacillus Calmette-Guérin, or BCG,-Unresponsive patients in the ADVANCED-2 (Cohort B) clinical trial, at an exercise price of $5.25 per share.

The April 2024 Pre-Funded Warrants and the April 2024 Common Warrants are exercisable so long as the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would not exceed 9.99%, or for certain holders, 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such April 2024 Pre-Funded Warrant or April 2024 Common Warrant, as applicable. Such percentage may be increased or decreased to any number not in excess of 19.99% at the holder’s election upon notice to the Company, any such increase not to take effect until the sixty-first day after notice to the Company.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Both the April 2024 Pre-Funded Warrants and the April 2024 Common Warrants contain standard adjustments to the exercise price, inclusive of stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such April 2024 Pre-Funded Warrants or April 2024 Common Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company.

The Company concluded that the April 2024 Pre-Funded Warrants and April 2024 Common Warrants met the requirements to be classified in stockholders’ equity.

The fair market value of the April 2024 Pre-Funded Warrants was estimated as the difference between the share price of our stock on the agreement date and the exercise price of the April 2024 Pre-Funded Warrant.

The fair market value of the April 2024 Common Warrants at their issuance was estimated using the Black-Scholes option-pricing model. The assumed dividend yield was based upon the Company’s expectation of not paying dividends in the foreseeable future. Expected volatility for the Company’s common stock was determined based on the historical volatility of the Company over the full term of the warrant. The risk-free interest rate was based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant. The expected term of the April 2024 Common Warrants was calculated utilizing the three-year expiration date, taking into consideration the possibility of an accelerated expiration date pursuant to the terms of the April 2024 Common Warrants.

The estimated fair market values of the April 2024 Shares, April 2024 Pre-Funded Warrants and April 2024 Common Warrants have been recorded in additional paid in capital.

As of March 31, 2025, 10,118,380 April 2024 Common Warrants were outstanding. During the three months ended March 31, 2025, no April 2024 Common Warrants were exercised or expired. As of March 31, 2025, 1,700,000 April 2024 Pre-Funded Warrants were outstanding. During the three months ended March 31, 2025, no April 2024 Pre-Funded Warrants were exercised or expired.

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

On January 8, 2025, the Underwriters notified the Company of their determination to exercise the Underwriters’ Option in part, and purchased an additional 438,738 shares of common stock, at the public offering price less underwriting discounts and commissions. Closing for the partial exercise of the Underwriters’ Option occurred on January 13, 2025. The transaction costs were charged to additional paid in capital in the period the Underwriters’ Option was exercised.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of March 31, 2025, 1,700,272 December 2024 Pre-Funded Warrants were outstanding. During the three months ended March 31, 2025, 625,100 December 2024 Pre-Funded Warrants were exercised and none expired.

11. Stock-Based Compensation

2014 Equity Incentive Plan

On October 3, 2014, the stockholders approved the 2014 Equity Incentive Plan. On June 20, 2017, the Company’s Board of Directors amended the 2014 Equity Incentive Plan, or the Amended and Restated 2014 Plan. On July 31, 2017, the stockholders approved this amendment. On January 1, 2020, Protara Therapeutics, Inc. amended its Amended and Restated 2014 Plan to increase the number of shares of stock available for issuance under the Amended and Restated 2014 Plan to 1,048,300 shares and made conforming changes and updates pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Amended and Restated 2014 Plan, as amended, provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The Amended and Restated 2014 Plan, as amended, provided that the number of shares reserved and available for issuance would automatically increase each January 1, by four percent of the Company’s common stock on the immediately preceding December 31, adjusted for the number of shares of the Company’s common stock issuable upon conversion of any security that the Company may issue that is convertible into or exchangeable for the Company’s common stock, or such lesser number of shares as determined by the Company’s Board of Directors. Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the Amended and Restated 2014 Plan, as amended. Certain awards provide for accelerated vesting if there is a change in control as defined in the Amended and Restated 2014 Plan, as amended.

On January 1, 2024, pursuant to the annual evergreen feature of the Amended and Restated 2014 Plan, as amended, the number of shares authorized under the Amended and Restated 2014 Plan, as amended, was increased by 911,380 shares to 4,474,683 shares. Following the approval of the Company’s 2024 Equity Incentive Plan, or 2024 EIP, by the stockholders of the Company on June 7, 2024, no additional awards will be made under the Amended and Restated 2014 Plan, as amended.

As of March 31, 2025, there were 3,563,504 shares of common stock subject to outstanding awards under the Amended and Restated 2014 Plan, as amended.

2017 Equity Incentive Plan

On August 10, 2017, Private ArTara (a predecessor of the Company), its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

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

As of March 31, 2025, there were 134,328 shares of common stock subject to outstanding awards under the 2017 Equity Incentive Plan.

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

On March 3, 2025, the Compensation Committee approved a Certificate of First Amendment to the 2020 Inducement Plan, or the Amended 2020 Inducement Plan, to increase the number of shares provided for under the Amended 2020 Inducement Plan by 600,000 shares to 1,200,000 shares.

As of March 31, 2025, there were 512,900 shares of common stock subject to outstanding awards and 687,100 shares of common stock available for future issuance under the Amended 2020 Inducement Plan.

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

As of March 31, 2025, there were 1,376,644 shares of common stock subject to outstanding awards and 123,356 shares of common stock available for future issuance under the 2024 EIP.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of March 31, 2025, the number of shares available for issuance under the 2024 ESPP was 1,000,000. During the three months ended March 31, 2025, no shares were issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activity for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	295,914	$2.69
Granted	219,881	4.53
Forfeited	(1,999)	2.13
Vested	(129,203)	3.30
Non-vested as of March 31, 2025	384,593	$3.54

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of March 31, 2025, the unamortized value of RSUs was $1,247. As of March 31, 2025, the weighted average remaining amortization period was 2.28 years. As of March 31, 2025 and December 31, 2024, 289,500 RSUs have vested but have not yet been settled into shares of the Company’s common stock.

During the three months ended March 31, 2025, the Company issued 92,959 shares of the Company’s common stock from the net settlement of 129,203 RSUs. The Company paid $185 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2024	3,855,478	$7.30	7.66	$6,736
Granted	1,063,763	4.53
Exercised	-	-
Forfeited	(5,958)	2.28
Expired	-	-
Outstanding as of March 31, 2025	4,913,283	$6.71	7.94	$4,224

Vested and expected to vest at March 31, 2025	4,913,283	$6.71	7.94	$4,224
Exercisable as of March 31, 2025	2,361,687	10.22	6.80	1,614

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2024 and March 31, 2025, respectively. The intrinsic value of options exercised during the three months ended March 31, 2025 was $0.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2025 and 2024 was $3.61 and $1.52, respectively. As of March 31, 2025, there was approximately $6,682 of unrecognized stock-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.85 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended March 31,
	2025	2024
Stock Options	$712	$1,075
RSUs	121	151
Total	$833	$1,226

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended March 31,
	2025	2024
General and administrative	$641	$852
Research and development	192	374
Total	$833	$1,226

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(11,914)	$(11,095)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	40,707,937	11,420,948
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.97)

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The weighted-average number of shares of common stock outstanding during the period includes any contingently issuable shares for which there is no circumstance under which those shares would not be issued and shares issuable upon the exercise of warrants to purchase common stock for no or nominal consideration. This includes 289,500 RSUs that have vested but that have not yet been settled into shares of the Company’s common stock, 1,700,000 April 2024 Pre-Funded Warrants and 1,700,272 December 2024 Pre-Funded Warrants.

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

	As of March 31,
	2025	2024
April 2024 Common Warrants	10,118,380	-
Series 1 Convertible Preferred Stock	5,616,973	7,993,217
Stock options	4,913,283	4,001,878
Restricted stock units	384,593	632,395
Total potentially dilutive shares	21,033,229	12,627,490

13. Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker, or CODM. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net income (loss) that also is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to consolidated net income (loss):

	For the Three Months Ended March 31,
	2025	2024
Research and development expenses:
TARA-002 in NMIBC	$3,557	$2,789
TARA-002 in LMs	549	933
IV Choline Chloride	2,515	258
Other research and development	2,335	3,394
General and administrative expenses	4,335	3,251
Stock-based compensation expense	833	1,226
Income (loss) from operations	(14,124)	(11,851)
Other income (expense), net	2,210	756
Segment net income (loss)	(11,914)	(11,095)
Adjustments and reconciling items	-	-
Net income (loss)	$(11,914)	$(11,095)

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

Overview

We are a New York City based clinical-stage biopharmaceutical company committed to advancing transformative therapies for the treatment of cancer and rare diseases. We were founded on the principle of applying modern scientific, regulatory or manufacturing advancements to established mechanisms in order to create new development opportunities. We prioritize creativity, integrity and tenacity to expedite our goal of bringing life-changing therapies to people with limited treatment options.

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

TARA-002 in NMIBC

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

Following the completion of Phase 1a and 1b clinical trials to evaluate safety, preliminary efficacy and the dosing of TARA-002, at the 40KE (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial) dose level, we initiated and are currently conducting our ADVANCED-2 clinical trial. ADVANCED-2 is a Phase 2 open-label clinical trial evaluating intravesical TARA-002 in at least 102 patients with high-grade carcinoma in situ, or CIS. Cohort A of the Phase 2 has completed enrollment and enrolled 31 patients with CIS (± Ta/T1 with Ta defined as non-invasive papillary carcinoma and T1 as defined as carcinoma invading the lamina propria), BCG-Naïve or BCG-Exposed, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75-100 patients with BCG-Unresponsive CIS (± Ta/T1) and is expected to be registrational based on the Food and Drug Administrations, or FDA’s, August 2024 Draft Guidance on BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biological Products for Treatment.

We presented interim data from the ADVANCED-2 trial at the American Urology Association annual conference in April 2025 via a poster presentation with an April 16, 2025 data cutoff. The BCG-Unresponsive dataset included a total of five patients, all of whom were six- and nine-month evaluable, and three of whom were evaluable at 12 months. The complete response, or CR, rate at any time in BCG-Unresponsive patients was 100% (5/5). The CR rate in BCG-Unresponsive patients was 100% (5/5) at six months, 80% (4/5) at nine months, and 67% (2/3) at 12 months.

The BCG-Naïve dataset included a total of 21 patients, including 16 evaluable at six months, eight at nine months, and seven at 12 months. The CR rate at any time in BCG-Naïve patients was 76% (16/21). The CR rate in BCG-Naïve patients was 63% (10/16) at six months, 63% (5/8) at nine months, and 43% (3/7) at 12 months.

The majority of adverse events were Grade 1 and transient with no Grade 3 or greater treatment-related adverse events, or TRAEs, as assessed by study investigators. No patients discontinued treatment due to TRAEs. The most common adverse events were in line with typical responses to bacterial immunopotentiation, such as flu-like symptoms. The most common urinary symptoms reflect urinary tract instrumentation effects, such as bladder spasm, burning sensation, and urinary tract infection. Most bladder irritations resolved shortly after administration or within a few hours to a few days.

We expect to share an interim analysis in Cohort B (BCG-Unresponsive) of the clinical trial by the end of 2025, which will include data from approximately 25 six-month evaluable patients. Based on the positive responses demonstrated by TARA-002 in BCG-Naïve patients, we expect  to engage with FDA on the design of a registration study in BCG-Naïve patients, as a potential follow-on indication for TARA-002.

We intend to discuss with the FDA a protocol for a registrational trial evaluating TARA-002 in BCG-Naïve patients, and expect to provide an update on the design of this clinical trial following regulatory alignment in the second half of 2025.

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

IV Choline Chloride Program for Parenteral Support

We are also pursuing IV Choline Chloride, an investigational phospholipid substrate replacement therapy, for patients receiving PS, which includes both nutrition and fluids. Choline is a known important substrate for phospholipids that are critical for healthy liver function and also plays an important role in modulating gene expression, cell membrane signaling, brain development, neurotransmission, muscle function and bone health. PS patients are unable to synthesize choline from enteral nutrition sources, and there are currently no available PS formulations containing choline. Every year in the U.S. there are approximately 90,000 people who require PS at home and of those approximately 30,000 are on long-term PS. IV Choline Chloride has the potential to become the first FDA-approved IV choline formulation for PS patients.

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

We plan to advance the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PS and intend to initiate THRIVE-3, a registrational Phase 3 clinical trial, in the third quarter of 2025. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone, and memory. The FDA has also granted IV Choline Chloride Fast Track Designation as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

TARA-002 in LMs

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

In October 2023, we initiated STARBORN-1, which is a Phase 2 single-arm, open-label, prospective clinical trial to evaluate the safety and efficacy of intracystic injection of TARA-002 for the treatment of macrocystic and mixed-cystic LMs (≥ 50% macrocystic disease) in participants six months to less than 18 years of age in the U.S. Including an age de-escalation safety lead-in, the clinical trial will enroll approximately 30 patients who will receive up to four injections of TARA-002 spaced approximately six weeks apart. The primary endpoint of the clinical trial is the proportion of participants with macrocystic LMs and mixed-cystic LMs who demonstrated clinical success, defined as having either a CR (90% to 100% reduction from baseline in total LM volume) or substantial response (60% to less than 90% reduction in total LM volume) as measured by axial imaging.

In September 2024, we announced interim data from the first safety cohort in the STARBORN-1 trial. Of three patients treated in the first cohort, which enrolled individuals six years to less than 18 years of age, two patients treated with TARA-002 achieved a CR after receiving one injection of TARA-002; the responses were seen in a patient with a macrocystic LM and a patient with a maxillofacial cyst called a ranula. The tolerability observed in this cohort was consistent with patients’ historical experience with OK-432 and included treatment emergent adverse events, or TEAEs, of pain, swelling, fatigue and body temperature increases. All TEAEs were mild to moderate and resolved. We expect to provide an interim update from our STARBORN-1 trial in the second half of 2025.

Other Potential Opportunities

We believe TARA-002 may also have the potential to be used to treat other maxillofacial cysts based on the historical literature from the TARA-002 predecessor, OK-432, as well as recent data from the STARBORN-1 trial in which the one pediatric patient with a ranula achieved a CR after a single 1KE injection of TARA-002. While completing STARBORN-1 in LMs is our priority, we believe there may be an opportunity in the future to explore the potential of TARA-002 to treat different types of maxillofacial cysts.

Financial Overview

We have devoted substantial efforts to the development of our programs and do not have any approved products and have not generated any revenue from product sales. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Since inception, we have incurred significant operating losses. As of March 31, 2025, we had an accumulated deficit of approximately $256.9 million. We expect to continue to incur significant and increasing expenses and operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2025, we had approximately $157.5 million in unrestricted cash and cash equivalents and marketable debt securities.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, travel and stock-based compensation expense, in executive and other administrative functions. Other general and administrative expenses also include professional fees for business and market development, legal, intellectual property matters, consulting and accounting services, facility related costs, as well as expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with our Nasdaq Global Market, or Nasdaq, listing and Securities and Exchange Commission, or SEC, requirements, director and officer liability insurance premiums and investor relations costs associated with being a public company.

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

It is important that the discussion of our operating results that follow be read in conjunction with our accounting policies which have been disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the three months ended March 31, 2025 and 2024:

	For The Three Months Ended March 31,		Period-to- Period
	2025	2024	Change
Operating expenses:
Research and development	$9,148	$7,748	$1,400
General and administrative	4,976	4,103	873
Total operating expenses	14,124	11,851	2,273
Loss from operations	(14,124)	(11,851)	(2,273)
Other income (expense), net:
Interest and investment income	1,729	756	973
Other income	481	-	481
Other income (expense), net	2,210	756	1,454
Net income (loss)	$(11,914)	$(11,095)	$(819)

Research and development expenses

The following table summarizes our research and development expenses (in thousands) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		Period -to- Period
	2025	2024	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$3,557	$2,789	$768
TARA-002 in LM	549	933	(384)
IV Choline Chloride	2,515	258	2,257
Total direct expenses by product candidate	6,621	3,980	2,641
Indirect research and development expenses	2,527	3,768	(1,241)
Total research and development expenses	$9,148	$7,748	$1,400

Research and development expenses were $9.1 million for the three months ended March 31, 2025, which represented an increase of approximately $1.4 million as compared to the three months ended March 31, 2024. This increase was primarily due to a $2.6 million increase in direct expenses for our product candidates partially offset by a $1.2 million decrease in indirect expenses. The decrease in indirect expenses was primarily due to a $0.7 million decrease in personnel-related expenses and a decrease of $0.6 other research and development expenses not directly attributable to a single product candidate.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2025, which represented an increase of approximately $0.9 million as compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $0.4 million in personnel-related expenses as well as increases in market development and investor relations activities of $0.2 million and $0.2 million, respectively.

Other income (expense), net

Other income (expense), net was $2.2 million for the three months ended March 31, 2025, which represented an increase of approximately $1.5 million as compared to the three months ended March 31, 2024, due primarily to higher investment returns on a higher invested balance as well as a $0.5 million increase in other income.

Liquidity and Capital Resources

Overview

As of March 31, 2025 and December 31, 2024, our unrestricted cash and cash equivalents and marketable debt securities were $157.5 million and $170.3 million, respectively. We have not generated revenues since our inception and have incurred net losses of $11.9 million and $11.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had working capital of $119.5 million and stockholder’s equity of $158.5 million. During the three months ended March 31, 2025, net cash flows used in operating activities were $14.7 million, consisting primarily of a net loss of $11.9 million including non-cash expenses of $1.0 million, as well as working capital adjustments of $(3.8) million. Since inception, we have met our liquidity requirements principally through the sale of our common stock, preferred stock and pre-funded warrants in private placements and public offerings, including those described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (which descriptions are summaries only, do not purport to be complete and are qualified in their entirety by reference to the documents referenced therein and included as an exhibit to this Quarterly Report on Form 10-Q and/or the Annual Report on Form 10-K). In addition, we may receive additional proceeds upon the exercise of the common warrants issued in the April 2024 Private Placement. More recently, on January 8, 2025, the Underwriters of the December 2024 Public Offering notified us of their determination to exercise the Underwriters’ Option in part, and purchased an additional 438,738 shares of common stock, at the public offering price less underwriting discounts and commissions, which resulted in net proceeds of approximately $2.5 million after deducting placement agent fees and offering expenses.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political and regulatory change and uncertainty, global pandemics, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Despite recent moderation, the sustained elevated interest rates in recent years have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the biotech industry and those that have no current or near-term revenue. Further, a recession or market correction, supply chain disruptions and/or continued inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands) for the three months ended March 31, 2025 and 2024:

	For The Three Months Ended March 31,		Period-to- Period
	2025	2024	Change

Net cash provided by (used in) operating activities	$(14,713)	$(10,379)	$(4,334)
Net cash provided by (used in) investing activities	(58,354)	23,100	(81,454)
Net cash provided by (used in) financing activities	1,730	(76)	1,806
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(71,337)	$12,645	$(83,982)

Comparison of the Three Months Ended March 31, 2025 and 2024

Net cash provided by (used in) operating activities was approximately $(14.7) million for the three months ended March 31, 2025 compared to approximately $(10.4) million for the three months ended December 31, 2024. The increase of approximately $4.3 million in cash used in operating activities was primarily driven by an increase in working capital adjustments, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers of $3.0 million as well as an increase in net loss of $0.8 million and a $0.5 million decrease in non-cash items, consisting principally of stock-based compensation expense.

Net cash provided by (used in) investing activities was approximately $(58.4) million for the three months ended March 31, 2025 compared to approximately $23.1 million for the three months ended March 31, 2024. The change in cash provided by (used in) investing activities of $81.5 million resulted primarily from an increase of $65.8 million in marketable debt securities purchased as well as a decrease of $15.6 million in proceeds from marketable debt securities matured.

Net cash provided by (used in) financing activities was $1.7 million for the three months ended March 31, 2025 compared to $(0.1) million for the three months ended March 31, 2024. The change in cash provided by (used in) financing activities of approximately $1.8 million resulted primarily from the net proceeds of $2.5 million from the issuance of common stock in connection with the exercise of the Underwriters’ option, offset partially by $0.6 million of cash paid in connection with the December 2024 Public Offering.

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

Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 9 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

As of March 31, 2025, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, 1,191 shares of previously issued Series 1 Convertible Preferred Stock were converted in accordance with their terms into 1,190,996 shares of common stock at the election of their holder.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020, on January 9, 2020, the Company issued and sold to certain institutional investors 3,879.356 shares of Series 1 Preferred Stock at a purchase price of $7,011.47 per share, for an aggregate purchase price of approximately $27.2 million, in reliance on an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, from the registration requirements thereof. Each of the purchasers represented that it was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof and other statutory and/or regulatory exemptions may also apply. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of the Company’s common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock, at any time at the option of the holder, provided that any conversion of Series 1 Convertible Preferred Stock by a holder into shares of the Company’s common stock would be prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock issued and outstanding after giving effect to such conversion. Upon written notice to the Company, the holder may from time to time increase or decrease such limitation to any other percentage not in excess of 19.99% specified in such notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).

3.7	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K, filed with the SEC on August 3, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

4.2	Registration Rights Agreement, dated as of September 23, 2019, by and among the Registrant and the institutional investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2019).

10.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2024).

10.2	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.4	Registration Rights Agreement, dated April 5, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.5	First Certificate of Amendment to Inducement Plan of the Registrant dated March 3, 2025 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 5, 2025).

10.6*†	Executive Employment Agreement, effective as of April 15, 2025, by and between the Registrant and Leonardo Nicacio, M.D.

10.7*†	Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)