Form 10-Q
period 2025-09-30
Protara Therapeutics, Inc.
filed 2025-11-10
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025 there were 38,587,260 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,551	$162,798
Marketable debt securities	120,119	7,494
Prepaid expenses and other current assets	2,974	1,863
Total current assets	135,644	172,155
Restricted cash, non-current	745	745
Marketable debt securities, non-current	957	-
Property and equipment, net	828	1,027
Operating lease right-of-use asset	3,452	4,255
Other assets	3,010	3,272
Total assets	$144,636	$181,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,504	$4,429
Accrued expenses and other current liabilities	4,185	5,408
Operating lease liability	1,220	1,124
Total current liabilities	9,909	10,961
Operating lease liability, non-current	2,436	3,359
Total liabilities	12,345	14,320
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 shares authorized at September 30, 2025 and December 31, 2024, 5,615 and 7,991 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 38,587,260 and 35,044,772 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	39	35
Additional paid-in capital	417,221	412,077
Accumulated deficit	(285,112)	(244,980)
Accumulated other comprehensive income (loss)	143	2
Total stockholders’ equity	132,291	167,134
Total liabilities and stockholders’ equity	$144,636	$181,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$9,591	$8,070	$29,509	$22,205
General and administrative	5,169	4,260	15,961	12,637
Total operating expenses	14,760	12,330	45,470	34,842
Income (Loss) from operations	(14,760)	(12,330)	(45,470)	(34,842)
Other income (expense), net:
Interest and investment income (expense)	1,502	1,111	4,857	3,015
Other income (expense)	-	-	481	-
Other income (expense), net	1,502	1,111	5,338	3,015
Net income (loss)	$(13,258)	$(11,219)	$(40,132)	$(31,827)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	66	29	141	60
Other comprehensive income (loss):	66	29	141	60
Comprehensive income (loss)	$(13,192)	$(11,190)	$(39,991)	$(31,767)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.50)	$(0.96)	$(1.74)
Weighted-average shares outstanding, basic and diluted	42,272,104	22,329,772	41,756,028	18,342,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	7,991	$-	11,364,903	$11	$268,725	$(200,384)	$(31)	$68,321

Issuance of common stock upon settlement of restricted stock units	-	-	68,934	-	(76)	-	-	(76)
Stock-based compensation - restricted stock units	-	-	-	-	151	-	-	151
Stock-based compensation - stock options	-	-	-	-	1,075	-	-	1,075
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	30	30
Net income (loss)	-	-	-	-	-	(11,095)	-	(11,095)

Balance at March 31, 2024	7,991	$-	11,433,837	$11	$269,875	$(211,479)	$(1)	$58,406

Issuance of common stock, pre-funded warrants and warrants from private placement, net of offering costs of $3,034	-	-	9,143,380	10	41,954	-	-	41,964
Issuance of common stock upon settlement of restricted stock units	-	-	4,975	-	(7)	-	-	(7)
Issuance of common stock upon exercise of stock options	-	-	47,580	-	135	-	-	135
Stock-based compensation - restricted stock units	-	-	-	-	111	-	-	111
Stock-based compensation - stock options	-	-	-	-	953	-	-	953
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	1	1
Net income (loss)	-	-	-	-	-	(9,513)	-	(9,513)

Balance at June 30, 2024	7,991	$-	20,629,772	$21	$313,021	$(220,992)	$-	$92,050

Stock-based compensation - restricted stock units	-	-	-	-	109	-	-	109
Stock-based compensation - stock options	-	-	-		822	-	-	822
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	29	29
Net income (loss)	-	-	-	-	-	(11,219)	-	(11,219)

Balance at September 30, 2024	7,991	$-	20,629,772	$21	$313,952	$(232,211)	$29	$81,791

Balance at December 31, 2024	7,991	$-	35,044,772	$35	$412,077	$(244,980)	$2	$167,134

Issuance of common stock upon conversion of Series 1 Preferred Stock	(2,376)	-	2,376,244	2	(2)	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	-	-	625,100	1	-	-	-	1
Issuance of common stock upon exercise of Underwriters’ Option in connection with December 2024 Public Offering, net of offering costs of $214	-	-	438,738	1	2,527	-	-	2,528
Issuance of common stock upon settlement of restricted stock units	-	-	92,959	-	(185)	-	-	(185)
Stock-based compensation - restricted stock units	-	-	-	-	121	-	-	121
Stock-based compensation - stock options	-	-	-	-	712	-	-	712
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	87	87
Net income (loss)	-	-	-	-	-	(11,914)	-	(11,914)

Balance at March 31, 2025	5,615	$-	38,577,813	$39	$415,250	$(256,894)	$89	$158,484

Issuance of common stock upon settlement of restricted stock units	-	-	1,208	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	2,842	-	8	-	-	8
Stock-based compensation - restricted stock units	-	-	-	-	167	-	-	167
Stock-based compensation - stock options	-	-	-	-	736	-	-	736
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(12)	(12)
Net income (loss)	-	-	-	-	-	(14,960)	-	(14,960)

Balance at June 30, 2025	5,615	$-	38,581,863	$39	$416,161	$(271,854)	$77	$144,423

Issuance of common stock upon settlement of restricted stock units	-	-	-	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	5,397	-	13	-	-	13
Stock-based compensation – restricted stock units	-	-	-	-	196	-	-	196
Stock-based compensation – stock options	-	-	-	-	851	-	-	851
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	66	66
Net income (loss)	-	-	-	-	-	(13,258)	-	(13,258)

Balance at September 30, 2025	5,615	$-	38,587,260	$39	$417,221	$(285,112)	$143	$132,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(40,132)	$(31,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,783	3,221
Operating lease right-of-use asset	803	750
Depreciation	269	250
Amortization of premium (Accretion of discount) on marketable debt securities	(928)	(406)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,111)	(458)
Other assets	262	304
Accounts payable	689	(139)
Accrued expenses and other current liabilities	(1,223)	2,536
Operating lease liabilities	(827)	(731)
Net cash provided by (used in) operating activities	(39,415)	(26,500)

Cash flows from investing activities:
Purchase of marketable debt securities	(141,923)	(29,382)
Proceeds from maturity and redemption of marketable debt securities	29,410	26,100
Purchase of property and equipment	(70)	(63)
Net cash provided by (used in) investing activities	(112,583)	(3,345)

Cash flows from financing activities:
Proceeds from exercise of Underwriters’ Option in December 2024 public offering, net of offering costs of $214	2,528	-
Offering costs paid in connection with the December 2024 public offering	(614)	-
Proceeds from exercise of pre-funded warrants	1	-
Taxes paid related to net share settlement of restricted stock units	(185)	(83)
Proceeds from private placement, net of offering costs of $3,034	-	41,964
Proceeds from exercise of stock options	21	135
Net cash provided by (used in) financing activities	1,751	42,016

Net increase (decrease) in cash and cash equivalents and restricted cash	(150,247)	12,171
Cash and cash equivalents and restricted cash - beginning of period	163,543	40,331
Cash and cash equivalents and restricted cash - end of period	$13,296	$52,502

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$12,551	$51,757
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$13,296	$52,502

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2024 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2024 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company has determined that since it only requires additional disclosures, the adoption of ASU 2023-09 will not have a material impact on its consolidated financial statements and disclosures.

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

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$12,025	$-	$-	$12,025
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	88,865	-	88,865
U.S. Treasury securities(c)	32,211	-	-	32,211
Total	$44,981	$88,865	$-	$133,846

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds(a)	$162,297	$-	$-	$162,297
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
U.S. Treasury securities(c)	7,494	-	-	7,494
Total	$170,536	$-	$-	$170,536

(a)	Money market funds with original maturities of 90 days or less are included within cash and cash equivalents in the condensed consolidated balance sheets.

(b)	Restricted money market funds are included within restricted cash, non-current in the condensed consolidated balance sheets.

(c)	U.S. Treasury securities and corporate bonds with original maturities greater than 90 days are included within marketable debt securities in the condensed consolidated balance sheets and classified as current or non-current based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities - presented in marketable debt securities	$32,141	$70	$-	$32,211
Corporate bonds - presented in marketable debt securities	87,839	88	(19)	87,908
Corporate bonds - presented in marketable debt securities, non-current	953	4	-	957
Total	$120,933	$162	$(19)	$121,076

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities - presented in marketable debt securities	$7,492	$2	$-	$7,494
Total	$7,492	$2	$-	$7,494

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2025 and 2024 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. The Company classifies investments in marketable debt securities with remaining maturities when purchased of 90 days or less as cash equivalents. The Company classifies investments in marketable debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. The remaining maturities of all debt securities held at September 30, 2025 was less than five years. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of September 30, 2025, marketable debt securities in a loss position consist of the following:

	As of September 30, 2025
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds – presented in marketable debt securities	$25,526	$(19)	$-	$-	$25,526	$(19)
Total	$25,526	$(19)	$-	$-	$25,526	$(19)

As of December 31, 2024, no securities were held in a loss position. As of September 30, 2025 and December 31, 2024, it was determined that there were no expected credit losses.

Interest and Investment Income

Interest and investment income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,058	$659	$3,836	$2,468
Accretion of discount (Amortization of premium), net	437	444	992	519
Dividend income	7	8	29	28
Total interest and investment income	$1,502	$1,111	$4,857	$3,015

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	September 30, 2025	December 31, 2024
Prepaid research and development	$1,273	$853
Accrued interest on marketable debt securities	1,001	-
Prepaid insurance	166	622
Prepaid software	85	116
Prepaid retention bonuses	-	80
Other prepaid expenses	231	190
Other current assets	218	2
Total	$2,974	$1,863

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6. Other Assets

Other assets consists of the following:

	As of
	September 30, 2025	December 31, 2024
Prepaid research and development, non-current	$2,989	$3,245
Other non-current assets	21	27
Total	$3,010	$3,272

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	September 30, 2025	December 31, 2024
Employee costs	$2,244	$2,533
Research and development costs	1,612	2,740
Other expenses	329	135
Total	$4,185	$5,408

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities during the nine months ended September 30, 2025 and 2024 was $1,038 and $995, respectively.

Lease expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$338	$338	$1,014	$1,014
Total	$338	$338	$1,014	$1,014

Variable lease expenses for the three months ended September 30, 2025 and 2024 were $31 and $26, respectively. Variable lease expenses for the nine months ended September 30, 2025 and 2024 were $93 and $72, respectively.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

As of September 30, 2025
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	34

As of September 30, 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ending December 31,	Operating Lease Payments
2025 (excluding the nine months ended September 30, 2025)	$357
2026	1,429
2027	1,429
2028	718
2029	87
Thereafter	-
Total future operating lease payments	4,020
Less: imputed interest	(364)
Present value of future minimum lease payments	$3,656

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

10. Stockholders’ Equity

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 38,587,260 and 35,044,772 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 5,615 and 7,991 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

During the three and nine months ended September 30, 2025, 0 and approximately 2,376 shares of Series 1 Convertible Preferred Stock, respectively, were converted into 2,376,244 shares of common stock.

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

As of September 30, 2025, 10,118,380 April 2024 Common Warrants were outstanding. During the three and nine months ended September 30, 2025, no April 2024 Common Warrants were exercised or expired.

As of September 30, 2025, 1,700,000 April 2024 Pre-Funded Warrants were outstanding. During the three and nine months ended September 30, 2025, no April 2024 Pre-Funded Warrants were exercised or expired.

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

As of September 30, 2025, 1,700,272 December 2024 Pre-Funded Warrants were outstanding. During the three and nine months ended September 30, 2025, 0 and 625,100 December 2024 Pre-Funded Warrants, respectively, were exercised and none expired.

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

As of September 30, 2025, there were 3,537,989 shares of common stock subject to outstanding awards under the Amended and Restated 2014 Plan, as amended.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2017 Equity Incentive Plan

On August 10, 2017, ArTara Subsidiary, Inc. (a predecessor of the Company), or Private ArTara, along with its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

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

As of September 30, 2025, there were 134,328 shares of common stock subject to outstanding awards under the 2017 Equity Incentive Plan.

2020 Inducement Plan

On March 26, 2020, the Compensation Committee of the Board of Directors, or the Compensation Committee, approved the 2020 Inducement Plan in order to award non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock-based awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. The Compensation Committee also adopted a form of stock option grant notice and stock option agreement and forms of restricted stock unit grant notice and restricted stock unit agreement for use with the 2020 Inducement Plan.

On March 3, 2025, the Compensation Committee approved a Certificate of First Amendment to the 2020 Inducement Plan, or the Amended 2020 Inducement Plan, to increase the number of shares provided for under the Amended 2020 Inducement Plan by 600,000 shares to 1,200,000 shares.

As of September 30, 2025, there were 1,178,300 shares of common stock subject to outstanding awards and 21,700 shares of common stock available for future issuance under the Amended 2020 Inducement Plan.

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

As of September 30, 2025, there were 1,636,819 shares of common stock subject to outstanding awards and 2,663,181 shares of common stock available for future issuance under the 2024 EIP, as amended.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of September 30, 2025, the number of shares available for issuance under the 2024 ESPP was 1,000,000. During the three and nine months ended September 30, 2025, no shares were issued under the 2024 ESPP.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit, or RSU, activity for the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	295,914	$2.69
Granted	399,431	4.11
Forfeited	(9,689)	3.41
Vested	(130,411)	3.32
Non-vested as of September 30, 2025	555,245	$3.55

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of September 30, 2025, the unamortized value of RSUs was $1,501. As of September 30, 2025, the weighted average remaining amortization period was 2.05 years. As of September 30, 2025 and December 31, 2024, 289,500 RSUs have vested but have not yet been settled into shares of the Company’s common stock.

During the nine months ended September 30, 2025, the Company issued 94,167 shares of the Company’s common stock from the net settlement of 130,411 RSUs. The Company paid $185 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2024	3,855,478	$7.30	7.66	$6,736
Granted	1,826,163	4.11
Exercised	(8,239)	2.62
Forfeited	(24,972)	3.46
Expired	(5,739)	5.02
Outstanding as of September 30, 2025	5,642,691	$6.29	7.73	$5,047

Vested and expected to vest at September 30, 2025	5,642,691	$6.29	7.73	$5,047
Exercisable as of September 30, 2025	2,735,677	9.25	6.50	2,318

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2024 and September 30, 2025, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2025 was $7.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2025 and 2024 was $2.99 and $1.58, respectively. As of September 30, 2025, there was approximately $6,587 of unrecognized stock-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.60 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$851	$822	$2,299	$2,850
Restricted stock units	196	109	484	371
Total	$1,047	$931	$2,783	$3,221

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$791	$703	$2,110	$2,382
Research and development	256	228	673	839
Total	$1,047	$931	$2,783	$3,221

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders	$(13,258)	$(11,219)	$(40,132)	$(31,827)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	42,272,104	22,329,772	41,756,028	18,342,566
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.50)	$(0.96)	$(1.74)

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

	As of September 30,
	2025	2024
April 2024 Common Warrants	10,118,380	10,843,380
Series 1 Convertible Preferred Stock	5,616,973	7,993,217
Stock options	5,642,691	3,834,478
Restricted stock units	555,245	585,414
Total potentially dilutive shares	21,933,289	23,256,489

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to consolidated net income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
TARA-002 in NMIBC	$3,671	$3,854	$12,126	$8,807
TARA-002 in LMs	816	579	1,842	2,110
IV Choline Chloride	1,751	827	6,118	1,624
Other research and development	3,097	2,582	8,750	8,825
General and administrative expenses	4,378	3,557	13,851	10,255
Stock-based compensation expense	1,047	931	2,783	3,221
Income (Loss) from operations	(14,760)	(12,330)	(45,470)	(34,842)
Other income (expense), net	1,502	1,111	5,338	3,015
Segment net income (loss)	(13,258)	(11,219)	(40,132)	(31,827)
Adjustments and reconciling items	-	-	-	-
Net income (loss)	$(13,258)	$(11,219)	$(40,132)	$(31,827)

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

Following the completion of Phase 1a and 1b clinical trials to evaluate safety, preliminary efficacy and the dosing of TARA-002, at the 40KE (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial) dose level, we initiated and are currently conducting our ADVANCED-2 clinical trial. ADVANCED-2 is a Phase 2 open-label clinical trial evaluating intravesical TARA-002 in patients with high-grade carcinoma in situ, or CIS. Cohort A of the Phase 2 has completed enrollment and enrolled 31 patients with CIS (± Ta/T1 with Ta defined as non-invasive papillary carcinoma and T1 as defined as carcinoma invading the lamina propria), BCG-Naïve or BCG-Exposed, who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75 to 100 patients with BCG-Unresponsive CIS (± Ta/T1) and is expected to be registrational based on the Food and Drug Administrations, or FDA’s, August 2024 Draft Guidance on BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biological Products for Treatment.

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

We expect to present an interim analysis from approximately 25 six-month evaluable patients in Cohort B (BCG-Unresponsive) of the ongoing ADVANCED-2 trial in the first quarter of 2026. We expect to provide an update on ongoing discussions with the FDA related to the BCG-Naïve clinical program in the fourth quarter of 2025.

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

We plan to advance the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PS and intend to dose our first patient in THRIVE-3, a registrational Phase 3 clinical trial, by the end of 2025. In July 2025, the European Union Clinical Trials Regulation, or EU-CTR, approved a THRIVE-3 clinical trial in the European Union. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone, and memory. The FDA has also granted IV Choline Chloride Fast Track Designation as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated.

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

Since inception, we have incurred significant operating losses. As of September 30, 2025, we had an accumulated deficit of approximately $285.1 million. We expect to continue to incur significant and increasing expenses and operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2025, we had approximately $133.6 million in unrestricted cash and cash equivalents and marketable debt securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the three months ended September 30, 2025 and 2024:

	For The Three Months Ended September 30,		Period-to- Period
	2025	2024	Change
Operating expenses:
Research and development	$9,591	$8,070	$1,521
General and administrative	5,169	4,260	909
Total operating expenses	14,760	12,330	2,430
Loss from operations	(14,760)	(12,330)	(2,430)
Other income (expense), net:
Interest and investment income	1,502	1,111	391
Other income (expense), net	1,502	1,111	391
Net income (loss)	$(13,258)	$(11,219)	$(2,039)

Research and development expenses

The following table summarizes our research and development expenses (in thousands) for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		Period -to- Period
	2025	2024	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$3,671	$3,854	$(183)
TARA-002 in LM	816	579	237
IV Choline Chloride	1,751	827	924
Total direct expenses by product candidate	6,238	5,260	978
Indirect research and development expenses	3,353	2,810	543
Total research and development expenses	$9,591	$8,070	$1,521

Research and development expenses were $9.6 million for the three months ended September 30, 2025, which represented an increase of approximately $1.5 million as compared to the three months ended September 30, 2024. This increase was primarily due to a $1.0 million increase in direct expenses for our product candidates. The increase in direct expenses was driven by startup costs for our IV Choline Chloride THRIVE-3 clinical trial. The $0.5 million increase in indirect expenses was primarily due to a $1.0 million increase in personnel-related expenses partially offset by a $0.4 million decrease in other research and development expenses not directly attributable to a single product candidate.

General and administrative expenses

General and administrative expenses were $5.2 million for the three months ended September 30, 2025, which represented an increase of approximately $0.9 million as compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $0.7 million in personnel-related expenses.

Other income (expense), net

Other income (expense), net was $1.5 million for the three months ended September 30, 2025, which represented an increase of approximately $0.4 million as compared to the three months ended September 30, 2024, due primarily to returns on a higher invested balance of unrestricted cash and cash equivalents and marketable debt securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	For The Nine Months Ended September 30,		Period-to- Period
	2025	2024	Change
Operating expenses:
Research and development	$29,509	$22,205	$7,304
General and administrative	15,961	12,637	3,324
Total operating expenses	45,470	34,842	10,628
Loss from operations	(45,470)	(34,842)	(10,628)
Other income (expense), net:
Interest and investment income	4,857	3,015	1,842
Other income	481	-	481
Other income (expense), net	5,338	3,015	2,323
Net income (loss)	$(40,132)	$(31,827)	$(8,305)

Research and development expenses.

The following table summarizes our research and development expenses (in thousands) for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,		Period-to- Period
	2025	2024	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$12,126	$8,807	$3,319
TARA-002 in LM	1,842	2,110	(268)
IV Choline Chloride	6,118	1,624	4,494
Total direct expenses by product candidate	20,086	12,541	7,545
Indirect research and development expenses	9,423	9,664	(241)
Total research and development expenses	$29,509	$22,205	$7,304

Research and development expenses were $29.5 million for the nine months ended September 30, 2025, which represented an increase of approximately $7.3 million as compared to the nine months ended September 30, 2024. This increase was primarily due to a $7.5 million increase in direct expenses for our product candidates. The increase in direct expenses was driven by continued site expansion in our NMIBC ADVANCED-2 clinical trial, as well as startup costs for our IV Choline Chloride THRIVE-3 clinical trial. The $0.2 million decrease in indirect expenses was primarily due to a $1.4 million decrease in other research and development expenses not directly attributable to a single product candidate, partially offset by an increase in personnel-related expenses of $1.2 million.

General and administrative expenses.

During the nine months ended September 30, 2025, our general and administrative expenses were approximately $16.0 million, which represented an increase of approximately $3.3 million as compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $1.7 million in personnel-related expenses, as well as increases of $0.9 million in expenses related to market development and patient advocacy, and other professional, consulting, and legal expenses aggregating to $0.4 million.

Other income (expense), net.

During the nine months ended September 30, 2025, our other income (expense), net was approximately $5.3 million, which represented an increase of approximately $2.3 million as compared to the nine months ended September 30, 2024, due primarily to returns on a higher invested balance of unrestricted cash and cash equivalents and marketable debt securities as well as a $0.5 million increase in other income.

Liquidity and Capital Resources

Overview

As of September 30, 2025 and December 31, 2024, our unrestricted cash and cash equivalents and marketable debt securities were $133.6 million and $170.3 million, respectively. We have not generated revenues since our inception and have incurred net losses of $40.1 million and $31.8 million for the nine months ended September 30, 2025 and 2024, respectively, and $13.3 million and $11.2 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had working capital of $125.7 million and stockholder’s equity of $132.3 million. During the nine months ended September 30, 2025, net cash flows used in operating activities were $39.4 million, consisting primarily of a net loss of $40.1 million including non-cash expenses of $2.9 million, as well as cash used for changes in operating assets and liabilities of $2.2 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock, preferred stock and pre-funded warrants in private placements and public offerings, including those described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (which descriptions are summaries only, do not purport to be complete and are qualified in their entirety by reference to the documents referenced therein and included as an exhibit to this Quarterly Report on Form 10-Q and/or the Annual Report on Form 10-K). In addition, we may receive additional proceeds upon the exercise of the common warrants issued in the April 2024 Private Placement.

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

Cash Flows

The following table summarizes our sources and uses of cash (in thousands) for the nine months ended September 30, 2025 and 2024:

	For The Nine Months Ended September 30,		Period-to- Period
	2025	2024	Change

Net cash provided by (used in) operating activities	$(39,415)	$(26,500)	$(12,915)
Net cash provided by (used in) investing activities	(112,583)	(3,345)	(109,238)
Net cash provided by (used in) financing activities	1,751	42,016	(40,265)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(150,247)	$12,171	$(162,418)

Comparison of the Nine Months Ended September 30, 2025 and 2024

Net cash provided by (used in) operating activities was approximately $(39.4) million for the nine months ended September 30, 2025 compared to approximately $(26.5) million for the nine months ended September 30, 2024. The increase of approximately $12.9 million in cash used in operating activities was primarily driven by an increase in net loss of $8.3 million, an increase in cash used for changes in operating assets and liabilities of $3.7 million, primarily related to changes in prepaid expenses and other current assets, accounts payable, and accrued expenses resulting from the timing of payments to our service providers, as well as a $0.9 million decrease in non-cash items, consisting principally of stock-based compensation expense and accretion of discount on marketable debt securities.

Net cash provided by (used in) investing activities was approximately $(112.6) million for the nine months ended September 30, 2025 compared to approximately $(3.3) million for the nine months ended September 30, 2024. The change in cash provided by (used in) investing activities of $109.2 million resulted primarily from an increase of $112.5 million in marketable debt securities purchased offset slightly by an increase of $3.3 million in proceeds from maturity of marketable debt securities.

Net cash provided by (used in) financing activities was $1.8 million for the nine months ended September 30, 2025 compared to $42.0 million for the nine months ended September 30, 2024. The cash provided during the nine months ended September 30, 2025 consisted principally of the proceeds of $2.5 million from the exercise of the Underwriters’ Option from the December 2024 Public Offering net of offering costs offset by $0.6 million in offering costs paid in the first quarter of 2025 related to the December 2024 Public Offering. The cash provided during the nine months ended September 30, 2024, consisted principally of $42.0 million from 2024 April Private Placement proceeds net of offering costs.

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

As of September 30, 2025, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PROTARA THERAPEUTICS, INC.

Date: November 10, 2025	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)