Form 10-Q
period 2026-03-31
Protara Therapeutics, Inc.
filed 2026-05-13
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026 there were 56,204,237 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can generally identify these forward-looking statements by terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plans,” “estimates,” “anticipates” or the negative version of these terms or other comparable terminology. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ from those expressed in forward-looking statements. Forward-looking statements are based on management’s current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any expectation or belief will result or will be achieved or accomplished. Investors therefore should not place undue reliance on forward-looking statements.

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

More information on factors that could cause our actual results to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2025, particularly under Part I, Item 1A, “Risk Factors.” Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties. All forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,737	$49,657
Marketable debt securities	121,049	105,897
Prepaid expenses and other current assets	4,211	3,950
Total current assets	139,997	159,504
Restricted cash, non-current	745	745
Marketable debt securities, non-current	41,641	42,336
Property and equipment, net	669	759
Operating lease right-of-use asset	2,891	3,174
Other assets	5,980	2,950
Total assets	$191,923	$209,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,031	$3,468
Accrued expenses and other current liabilities	3,627	6,229
Operating lease liability	1,264	1,242
Total current liabilities	8,922	10,939
Operating lease liability, non-current	1,793	2,117
Total liabilities	10,715	13,056
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 shares authorized at March 31, 2026 and December 31, 2025, 4,644 and 5,615 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares:
Common stock, 55,055,582 and 53,587,260 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	55	54
Additional paid-in capital	501,718	498,687
Accumulated deficit	(320,201)	(302,419)
Accumulated other comprehensive income (loss)	(364)	90
Total stockholders’ equity	181,208	196,412
Total liabilities and stockholders’ equity	$191,923	$209,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Research and development	$13,562	$9,148
General and administrative	6,067	4,976
Total operating expenses	19,629	14,124
Income (Loss) from operations	(19,629)	(14,124)
Other income (expense), net:
Interest and investment income (expense)	1,847	1,729
Other income (expense)	-	481
Other income (expense), net	1,847	2,210
Net income (loss)	$(17,782)	$(11,914)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(454)	87
Other comprehensive income (loss)	(454)	87
Comprehensive income (loss)	$(18,236)	$(11,827)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.29)
Weighted-average shares outstanding, basic and diluted	57,538,833	40,707,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	7,991	$-	35,044,772	$35	$412,077	$(244,980)	$2	$167,134

Issuance of common stock upon conversion of Series 1 Preferred Stock	(2,376)	-	2,376,244	2	(2)	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	-	-	625,100	1	-	-	-	1
Issuance of common stock from December 2024 Public Offering, net of offering costs of $214	-	-	438,738	1	2,527	-	-	2,528
Issuance of common stock upon settlement of restricted stock units	-	-	92,959	-	(185)	-	-	(185)
Stock-based compensation - restricted stock units	-	-	-	-	121	-	-	121
Stock-based compensation - stock options	-	-	-	-	712	-	-	712
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	87	87
Net income (loss)	-	-	-	-	-	(11,914)	-	(11,914)

Balance at March 31, 2025	5,615	$-	38,577,813	$39	$415,250	$(256,894)	$89	$158,484

Balance at December 31, 2025	5,615	$-	53,587,260	$54	$498,687	$(302,419)	$90	$196,412
Issuance of common stock upon conversion of Series 1 Preferred Stock	(971)	-	971,204	1	(1)	-	-	-
Issuance of common stock upon exercise of common warrants	-	-	370,000	-	1,942	-	-	1,942
Issuance of common stock upon settlement of restricted stock units	-	-	127,118	-	(272)	-	-	(272)
Stock-based compensation - restricted stock units	-	-	-	-	317	-	-	317
Stock-based compensation - stock options	-	-	-	-	1,045	-	-	1,045
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(454)	(454)
Net income (loss)	-	-	-	-	-	(17,782)	-	(17,782)

Balance at March 31, 2026	4,644	$-	55,055,582	$55	$501,718	$(320,201)	$(364)	$181,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(17,782)	$(11,914)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,362	833
Operating lease right-of-use asset	283	263
Depreciation	90	83
Amortization of premium (Accretion of discount) on marketable debt securities	(190)	(166)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(261)	(306)
Other assets	(3,030)	124
Accounts payable	1,089	(1,504)
Accrued expenses and other current liabilities	(2,602)	(1,870)
Operating lease liabilities	(302)	(256)
Net cash provided by (used in) operating activities	(21,343)	(14,713)

Cash flows from investing activities:
Purchase of marketable debt securities	(43,857)	(65,810)
Proceeds from maturity and redemption of marketable debt securities	29,136	7,500
Purchase of property and equipment	-	(44)
Net cash provided by (used in) investing activities	(14,721)	(58,354)

Cash flows from financing activities:
Proceeds from exercise of Underwriters’ Option in December 2024 Public Offering, net of offering costs of $214	-	2,528
Offering costs paid in connection with public offerings	(526)	(614)
Proceeds from exercise of pre-funded warrants	-	1
Proceeds from exercise of common warrants	1,942	-
Taxes paid related to net share settlement of restricted stock units	(272)	(185)
Net cash provided by (used in) financing activities	1,144	1,730

Net increase (decrease) in cash and cash equivalents and restricted cash	(34,920)	(71,337)
Cash and cash equivalents and restricted cash - beginning of period	50,402	163,543
Cash and cash equivalents and restricted cash - end of period	$15,482	$92,206

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$14,737	$91,461
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$15,482	$92,206

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

The Company believes that its current financial resources are sufficient to satisfy the Company’s estimated liquidity needs for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission, or SEC, on March 10, 2026, or the Annual Report on Form 10-K. There were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2025 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2025 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

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

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board, or the FASB, issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which enhances the disclosures for various types of expenses. The standard is effective for public companies for annual periods beginning after December 15, 2026. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2024-03.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 10, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. Fair Value of Financial Instruments

The following tables present the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value. The accounting policies of fair value measurements are the same as those described in Part II, Item 8, “Financial Statements and Supplementary Data—Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$14,278	$-	$-	$14,278
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	147,667	-	147,667
U.S. Treasury securities(c)	15,023	-	-	15,023
Total	$30,046	$147,667	$-	$177,713

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$45,355	$-	$-	$45,355
Corporate bonds(a)	-	3,704	-	3,704
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	125,682	-	125,682
U.S. Treasury securities(c)	22,551	-	-	22,551
Total	$68,651	$129,386	$-	$198,037

(a)	Money market funds and corporate bonds with original maturities of 90 days or less are included within cash and cash equivalents in the condensed consolidated balance sheets.

(b)	Restricted money market funds are included within restricted cash, non-current in the condensed consolidated balance sheets.

(c)	Corporate bonds and U.S. Treasury securities with original maturities greater than 90 days are included within marketable debt securities in the condensed consolidated balance sheets and classified as current or non-current based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at March 31, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable debt securities:
Corporate bonds	$106,182	$10	$(166)	$106,026
U.S. Treasury securities	15,006	17	-	15,023
Marketable debt securities, non-current:
Corporate bonds	41,866	-	(225)	41,641
Total	$163,054	$27	$(391)	$162,690

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable debt securities:
Corporate bonds	$83,291	$77	$(22)	$83,346
U.S. Treasury securities	22,493	58	-	22,551
Marketable debt securities, non-current:
Corporate bonds	42,359	11	(34)	42,336
Total	$148,143	$146	$(56)	$148,233

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the three months ended March 31, 2026 and 2025 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

 The remaining maturities of all debt securities held at March 31, 2026 was less than five years. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

Marketable debt securities in a loss position consist of the following:

	As of March 31, 2026
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable debt securities:
Corporate bonds	$86,638	$(166)	$-	$-	$86,638	$(166)
Marketable debt securities, non-current:
Corporate bonds	41,136	(225)	-	-	41,136	(225)
Total	$127,774	$(391)	$-	$-	$127,774	$(391)

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	As of December 31, 2025
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable debt securities:
Corporate bonds	$24,034	$(22)	$-	$-	$24,034	$(22)
Marketable debt securities, non-current:
Corporate bonds	29,824	(34)	-	-	29,824	(34)
Total	$53,858	$(56)	$-	$-	$53,858	$(56)

As of March 31, 2026 and December 31, 2025, it was determined that there were no expected credit losses.

Interest and Investment Income (Expense)

Interest and investment income (expense) consist of the following:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$1,656	$1,555
Accretion of discount (Amortization of premium), net	183	166
Dividend income	8	8
Total	$1,847	$1,729

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of
	March 31, 2026	December 31, 2025
Prepaid research and development	$2,040	$1,926
Accrued interest on marketable debt securities	1,517	1,257
Prepaid insurance	266	355
Prepaid software	158	115
Other prepaid expenses	213	232
Other current assets	17	65
Total	$4,211	$3,950

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6. Other Assets

Other assets consist of the following:

	As of
	March 31, 2026	December 31, 2025
Prepaid research and development, non-current	$5,904	$2,930
Other non-current assets	76	20
Total	$5,980	$2,950

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2026	December 31, 2025
Research and development	$2,364	$2,683
Employee costs	1,087	3,267
Other expenses	176	279
Total	$3,627	$6,229

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities during the three months ended March 31, 2026 and 2025 was $357 and $332, respectively.

Lease expense consists of the following:

	For the Three Months Ended March 31,
	2026	2025
Operating lease expense	$338	$338
Total	$338	$338

Variable lease expense for the three months ended March 31, 2026 and 2025 was $32 and $31, respectively.

The weighted average discount rate and weighted-average remaining lease term for operating leases were:

As of March 31, 2026
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	28

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of March 31, 2026, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the year ending December 31:	Operating Lease Payments
2026 (excluding the three months ended March 31, 2026)	$1,072
2027	1,429
2028	718
2029	87
Thereafter	-
Total future operating lease payments	3,306
Less: imputed interest	(249)
Present value of future minimum lease payments	$3,057

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

10. Stockholders’ Equity

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 100,000,000 shares of common stock authorized for issuance, $0.001 par value per share, of which 55,055,582 and 53,587,260 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 4,644 and 5,615 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

During the three months ended March 31, 2026 and 2025, approximately 971 and 2,376 shares of Series 1 Convertible Preferred Stock were converted into 971,204 and 2,376,244 shares of common stock, respectively.

Subsequent to March 31, 2026, approximately 3,772 shares of Series 1 Convertible Preferred Stock were converted into 3,773,586 shares of common stock.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote.

Warrants

In connection with the April 2024 private placement, or the April 2024 Private Placement, the Company issued common warrants, or the April 2024 Common Warrants, to purchase an aggregate of up to 10,843,380 shares of the Company’s common stock. Pursuant to the terms of issuance, the April 2024 Common Warrants are exercisable on or prior to the earlier of: (i) April 10, 2027 or (ii) 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 BCG-Unresponsive (where BCG is defined as Bacillus Calmette-Guérin) patients in the ADVANCED-2 (Cohort B) clinical trial, at an exercise price of $5.25 per share. On March 30, 2026, the Company publicly announced that it had satisfied the condition set forth for fixing the termination date for exercise of the April 2024 Common Warrants, and as such, the April 2024 Common Warrants may be exercised at any time on or prior to June 29, 2026.

In connection with the April 2024 Private Placement, for certain purchasers, the Company issued pre-funded warrants, or the April 2024 Pre-Funded Warrants, to purchase an aggregate of up to 1,700,000 shares of the Company’s common stock. The April 2024 Pre-Funded Warrants are exercisable at any time.

In connection with the December 2024 public offering, or the December 2024 Public Offering, for certain purchasers, the Company issued pre-funded warrants, or the December 2024 Pre-Funded Warrants, to purchase an aggregate of up to 2,325,372 shares of the Company’s common stock. The December 2024 Pre-Funded Warrants are exercisable at any time.

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2026:

Equity Instrument	Outstanding, December 31, 2025	Granted	Exercised	Expired	Outstanding, March 31, 2026	Exercise Price per Share
April 2024 Common Warrants	10,118,380	-	370,000	-	9,748,380	$5.250
April 2024 Pre-Funded Warrants	1,700,000	-	-	-	1,700,000	$0.001
December 2024 Pre-Funded Warrants	1,700,272	-	-	-	1,700,272	$0.001
Total	13,518,652	-	370,000	-	13,148,652

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

The Amended and Restated 2014 Plan, as amended, provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards. The total number of shares authorized was 4,474,683 shares. As of June 7, 2024, in connection with the creation of the 2024 Equity Incentive Plan, or the 2024 Plan, no additional awards will be made under the Amended and Restated 2014 Plan, as amended.

As of March 31, 2026, there were 3,437,207 shares of common stock subject to outstanding awards under the Amended and Restated 2014 Plan, as amended.

2017 Equity Incentive Plan

On August 10, 2017, ArTara Subsidiary, Inc. (a predecessor of the Company), or Private ArTara, along with its Board of Directors and its stockholders approved the ArTara Therapeutics, Inc. 2017 Equity Incentive Plan, or the 2017 Plan, to enable Private ArTara and its affiliates to recruit and retain highly qualified personnel and to incentivize personnel for productivity and growth.

The total number of shares authorized under the 2017 Plan was 2,000,000 for the issuance of stock options, stock appreciation rights, restricted stock and restricted stock units, or RSUs, to among others, members of the Board of Directors, employees, consultants and service providers to the Company and its affiliates. As of January 9, 2020 no additional awards will be made under the 2017 Plan.

As of March 31, 2026, there were 134,328 shares of common stock subject to outstanding awards under the 2017 Plan.

2020 Inducement Plan

On March 26, 2020, the Compensation Committee of the Board of Directors, or the Compensation Committee, approved the 2020 Inducement Plan, or the 2020 Plan, in order to award non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock-based awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. The Compensation Committee also adopted a form of stock option grant notice and stock option agreement and forms of restricted stock unit grant notice and restricted stock unit agreement for use with the 2020 Plan.

The 2020 Plan provided for a total of 600,000 shares for the issuance of the Company’s common stock. On March 3, 2025, the Compensation Committee approved a Certificate of First Amendment to the 2020 Plan, or the Amended 2020 Plan, to increase the number of shares provided for under the Amended 2020 Plan by 600,000 shares to 1,200,000 shares.

As of March 31, 2026, there were 1,193,000 shares of common stock subject to outstanding awards and 7,000 shares of common stock available for future issuance under the Amended 2020 Plan.

2024 Equity Incentive Plan

On June 7, 2024, the stockholders approved the 2024 Plan. The 2024 Plan provided for the grant of 1,500,000 shares of common stock for stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock and cash awards. On June 11, 2025, the stockholders approved an amendment to the 2024 Plan, or the Amended 2024 Plan, increasing the number of shares available for grant under the Amended 2024 Plan by 2,800,000 shares to 4,300,000 shares.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, or the Compensation Committee thereof, subject to the provisions of the Amended 2024 Plan.

As of March 31, 2026, there were 3,939,754 shares of common stock subject to outstanding awards and 288,641 shares of common stock available for future issuance under the Amended 2024 Plan.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or the 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of March 31, 2026, the number of shares available for issuance under the 2024 ESPP was 1,000,000. During the three months ended March 31, 2026, no shares were issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2025	571,145	$3.57
Granted	418,980	5.02
Forfeited	-	-
Vested	(172,387)	3.26
Non-vested as of March 31, 2026	817,738	$4.38

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of March 31, 2026, the unamortized value of RSUs was $3,157. As of March 31, 2026, the weighted average remaining amortization period was 2.33 years. As of March 31, 2026 and December 31, 2025, 289,500 RSUs have vested but have not yet been settled into shares of the Company’s common stock.

During the three months ended March 31, 2026, the Company issued 127,118 shares of the Company’s common stock from the net settlement of 172,387 RSUs. The Company paid $272 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2025	5,693,891	$6.30	7.51	$8,982
Granted	1,903,160	5.03
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2026	7,597,051	$5.98	7.90	$8,842

Vested and expected to vest at March 31, 2026	7,597,051	$5.98	7.90	$8,842
Exercisable as of March 31, 2026	3,358,267	8.23	6.38	4,471

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2025 and March 31, 2026, respectively.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2026 and 2025 was $3.58 and $3.61, respectively. As of March 31, 2026, there was approximately $11,641 of unrecognized stock-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.88 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended March 31,
	2026	2025
Stock Options	$1,045	$712
RSUs	317	121
Total	$1,362	$833

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended March 31,
	2026	2025
General and administrative	$950	$641
Research and development	412	192
Total	$1,362	$833

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(17,782)	$(11,914)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	57,538,833	40,707,937
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.29)

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

	As of March 31,
	2026	2025
April 2024 Common Warrants	9,748,380	10,118,380
Stock options	7,597,051	4,913,283
Series 1 Convertible Preferred Stock	4,645,769	5,616,973
Restricted stock units	817,738	384,593
Total potentially dilutive shares	22,808,938	21,033,229

13. Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker, or CODM. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net income (loss) that also is reported on the condensed consolidated statements of operations and comprehensive loss as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to consolidated net income (loss):

	For the Three Months Ended March 31,
	2026	2025
Research and development expenses:
TARA-002 in NMIBC	$5,838	$3,557
TARA-002 in LMs	808	549
IV Choline Chloride	2,220	2,515
Other research and development	4,284	2,335
General and administrative expenses	5,117	4,335
Stock-based compensation expense	1,362	833
Income (loss) from operations	(19,629)	(14,124)
Other income (expense), net	1,847	2,210
Segment net income (loss)	(17,782)	(11,914)
Adjustments and reconciling items	-	-
Net income (loss)	$(17,782)	$(11,914)

Other research and development expenses consist of personnel-related expenses as well as other external research and development expenses that are not directly attributable to a specific program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We have devoted substantial efforts to the development of our programs and do not have any approved products and, to date, have not generated any revenues from product sales. Neither TARA-002 nor IV Choline Chloride have been approved by the U.S. Food and Drug Administration, or FDA, or other comparable regulatory authorities for use for any indications. We do not expect to generate revenues in the near-term, and it is possible we may never generate revenues in the future. To finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development costs, we will need to raise additional capital. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our liquidity and capital resource needs.

Since inception, we have incurred significant operating losses. As of March 31, 2026, we had an accumulated deficit of approximately $320.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2026, we had approximately $177.4 million in unrestricted cash and cash equivalents and marketable debt securities.

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

Following the completion of our Phase 1a ADVANCED-1 and Phase 1b ADVANCED-1EXP trials in October 2024 and September 2024, respectively, to evaluate safety, preliminary efficacy and the dosing of TARA-002, at the 40KE (Klinische Einheit, or KE, is a German term indicating a specified weight of dried cells in vial) dose level, we initiated and are currently conducting our ADVANCED-2 clinical trial. ADVANCED-2 is a Phase 2 open-label clinical trial evaluating intravesical TARA-002 in patients with high-grade carcinoma in situ, or CIS. Cohort A of the Phase 2 trial has completed enrollment and enrolled 31 patients with CIS (± Ta/T1, with Ta defined as non-invasive papillary carcinoma and T1 defined as carcinoma invading the lamina propria) who are either BCG-Naïve or BCG-Exposed and who have not received intravesical BCG for at least 24 months prior to CIS diagnosis. Cohort B of the Phase 2 trial is expected to enroll 75 to 100 patients with BCG-Unresponsive CIS (± Ta/T1) and is designed to be registrational based on the FDA’s August 2024 Draft Guidance for Industry on BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biological Products for Treatment. Trial subjects in ADVANCED-2 receive an induction course, with or without a reinduction, of six weekly intravesical instillations of TARA-002, followed by a maintenance course of three weekly instillations every three months.

In February 2026, we presented updated interim data from our ongoing Phase 2 open-label ADVANCED-2 trial reporting results that continue to support TARA-002’s potential as a new therapy in the NMIBC treatment landscape and demonstrating meaningful and durable activity in BCG-Unresponsive and BCG-Naïve NMIBC patients.

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

For the BCG-Unresponsive cohort, the CR rate at any time was 65.7% (23/35). The CR rate was 68.2% (15/22) at six months and 33.3% (5/15) at 12 months. Among responders, the Kaplan-Meier, or KM, estimated probability of maintaining a CR for six months was 71.1% (95% confidence interval, or CI: 46.7, 95.5), and 100% (5/5) maintained their CR from nine to 12 months. Re-induction therapy successfully converted 61.5% (8/13) non-responders to a CR at six months.

For the BCG-Naïve cohort, the CR rate at any time was 72.4% (21/29). The CR rate was 66.7% (18/27) at six months and 57.9% (11/19) at 12 months. Among responders, the KM estimated probability of maintaining a CR for six months was 73.1% (95% CI: 52.9, 93.4), and 100% (11/11) maintained their CR from nine to 12 months. Re-induction therapy successfully converted 66.7% (4/6) non-responders to a CR at six months.

The majority of treatment-related adverse events, or TRAEs, were Grade 1 and transient with no Grade 3 or greater TRAEs and no related serious adverse events, or SAEs, as assessed by study investigators. No patients discontinued treatment due to TRAEs. The most commonly occurring TRAEs were dysuria (14%), bladder spasm (9%), fatigue (7%) and micturition urgency (5%).

In March 2026, we announced that we have received confirmation on the six-month CR rate of the 25th BCG-Unresponsive patient in our ongoing Phase 2 open-label ADVANCED-2 trial of TARA-002 in patients with CIS (± Ta/T1) NMIBC. The average six-month CR rate in the 25 BCG-Unresponsive patients is 68.0%, which is consistent with the 68.2% CR rate at six months that was announced by us in February 2026, and is meaningfully above 41.9%.

We expect to complete enrollment of the BCG-Unresponsive registrational cohort of the ADVANCED-2 trial in the second half of 2026. Enrollment is complete in the BCG-Naïve cohort of the ADVANCED-2 trial with 31 patients. We are planning a proposed registrational trial in BCG-Naïve and potentially BCG-Exposed patients. The FDA has agreed that BCG is not required as a comparator and that intravesical chemotherapy is an acceptable comparator to TARA-002 in BCG-Naïve patients. We are continuing to engage with the FDA on aspects of the analysis plan, and we intend to initiate the ADVANCED-3 trial in the second half of 2026.

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

An IV formulation of choline is recommended for patients on parenteral nutrition, or PN, by the American Society for Parenteral and Enteral Nutrition, or ASPEN, in their Recommendations for Changes in Commercially Available Parenteral Multivitamin and Multi–Trace Element Products, as well as by the European Society for Clinical Nutrition and Metabolism, or ESPEN, in their Guideline on Home Parenteral Nutrition. IV Choline Chloride has been granted Orphan Drug Designation, or ODD, by the FDA for the prevention and/or treatment of choline deficiency in patients on long-term PN. The FDA has also granted IV Choline Chloride Fast Track Designation, or FTD, as a source of choline when oral or enteral nutrition is not possible, insufficient, or contraindicated. The U.S. Patent and Trademark Office, or USPTO, has issued us a U.S. patent claiming a choline composition and a U.S. patent claiming a method of treating choline deficiency with a choline composition, each with a term expiring in 2041.

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

In January 2026, we advanced the development of IV Choline Chloride as a source of choline for adult and adolescent patients on long-term PS and initiated THRIVE-3, a registrational Phase 3 clinical trial. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone and memory. We anticipate reporting interim results from the dose-confirmation portion of the trial in the second half of 2026.

TARA-002 in LMs

We are also pursuing TARA-002 in macrocystic and mixed-cystic LMs, which are rare, non-malignant cysts of the lymphatic vascular system that primarily form in the head and neck region of children before the age of two. In addition to the clinical experience in Japan, we have secured the rights to a dataset from one of the largest ever conducted Phase 2 trials in LMs, in which OK-432 was administered via a compassionate use program led by the University of Iowa to over 500 pediatric and adult patients. In July 2020, the FDA granted Rare Pediatric Disease Designation, or RPDD, for TARA-002 for the treatment of LMs and in May 2022 the European Commission granted Orphan Medicinal Product Designation to TARA-002 for the treatment of LMs. In December 2025, the FDA granted both FDA Breakthrough Therapy Designation, or BTD, and FTD for TARA-002 for the treatment of macrocystic and mixed cystic LMs in pediatric patients. In April 2026, the FDA granted ODD to TARA-002 for the treatment of macrocystic LMs and mixed cystic LMs. We have an open investigational new drug application, or IND, for TARA-002 in LMs and the review of TARA-002 has been moved from the Office of Vaccines Research and Review to the Office of Therapeutic Products, or OTP, which has significant experience in pediatric rare disease and is the review division for TARA-002 in NMIBC.

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

Based on engagement with the FDA, we intend to submit a Biologics License Application for TARA-002 in LMs based on the results of the pivotal STARBORN-1 trial in the second half of 2027 and will continue to submit safety and efficacy data from the trial on an ongoing basis to support the FDA’s evaluation of the risks and benefits of TARA-002 in LMs.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, travel expenses and stock-based compensation, for executive management and other administrative personnel. General and administrative expenses also include professional fees for legal, investor relations, consulting, auditing and accounting services, business and market development activities, as well as costs related to human resources, information technology and facilities. In addition, these expenses include costs associated with operating as a public company, such as expenses related to our Nasdaq Global Market, or Nasdaq, listing and the United States Securities and Exchange Commission, or SEC, compliance and director and officer liability insurance premiums.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

It is important that the discussion of our operating results that follow be read in conjunction with our accounting policies which have been disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	For the Three Months Ended March 31,		Period -to- Period
	2026	2025	Change
Operating expenses:
Research and development	$13,562	$9,148	$4,414
General and administrative	6,067	4,976	1,091
Total operating expenses	19,629	14,124	5,505
Income (Loss) from operations	(19,629)	(14,124)	(5,505)
Other income (expense), net:
Interest and investment income (expense)	1,847	1,729	118
Other income (expense)	-	481	(481)
Other income (expense), net	1,847	2,210	(363)
Net income (loss)	$(17,782)	$(11,914)	$(5,868)

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	For the Three Months Ended March 31,		Period -to- Period
	2026	2025	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$5,838	$3,557	$2,281
TARA-002 in LMs	808	549	259
IV Choline Chloride	2,220	2,515	(295)
Total direct expenses by product candidate	8,866	6,621	2,245
Indirect research and development expenses	4,696	2,527	2,169
Total	$13,562	$9,148	$4,414

Research and development expenses were $13.6 million for the three months ended March 31, 2026, which represented an increase of approximately $4.4 million as compared to the three months ended March 31, 2025. This increase was primarily due to a $2.2 million increase in direct expenses for our product candidates and a $2.2 million increase in indirect expenses. The increase in direct expenses was primarily due to higher ongoing costs associated with the ADVANCED-2 trial for NMIBC as well as start-up costs related to the ADVANCED-3 trial for NMIBC. The increase in indirect expenses was primarily due to a $1.5 million increase in personnel-related expenses and a $0.7 million increase in research and development expenses not directly attributable to one specific product candidate.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	For the Three Months Ended March 31,		Period -to- Period
	2026	2025	Change
Personnel-related expenses, including stock-based compensation	$3,467	$2,584	$883
Other general and administrative expenses	2,600	2,392	208
Total	$6,067	$4,976	$1,091

General and administrative expenses were $6.1 million for the three months ended March 31, 2026, which represented an increase of approximately $1.1 million as compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $0.9 million in personnel-related expenses, as well as an increase of $0.2 million in other general and administrative expenses.

Other income (expense), net

Other income (expense), net was $1.8 million for the three months ended March 31, 2026, which represented a decrease of approximately $0.4 million as compared to the three months ended March 31, 2025. The decrease was driven by a $0.5 million decrease in other income (expense) due to nonrecurring refundable tax credits received in the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

As of March 31, 2026 and December 31, 2025, our unrestricted cash and cash equivalents, and marketable debt securities were $177.4 million and $197.9 million, respectively. We have not generated revenues since our inception and have incurred net losses of $17.8 million and $11.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had working capital of $131.1 million and stockholder’s equity of $181.2 million. During the three months ended March 31, 2026, net cash flows used in operating activities were $21.3 million, consisting primarily of a net loss of $17.8 million including non-cash expenses of $1.5 million, as well as cash used for changes in operating assets and liabilities of $5.1 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock, preferred stock and pre-funded warrants in private placements and public offerings. In addition, we may receive additional proceeds upon the exercise of the common warrants issued in the April 2024 Private Placement.

On November 3, 2023, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in November 2023. The Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. In December 2024, we sold and issued approximately $102.8 million in gross proceeds of common stock and pre-funded warrants in a public offering under the Shelf Registration Statement. The net proceeds were approximately $95.9 million. In December 2025, we sold and issued approximately $86.3 million in gross proceeds of common stock in a public offering under the Shelf Registration Statement. The net proceeds were approximately $80.4 million.

As part of the April 2024 Private Placement, purchasers were offered common warrants. Common warrants exercised as of March 31, 2026 have resulted in $5.7 million in proceeds and, if exercised, proceeds from the remaining common warrants as of March 31, 2026 could result in an additional $51.2 million. The common warrants outstanding are set to expire on June 29, 2026.

We are in the business of developing biopharmaceuticals and have no current or near-term revenues. We have incurred substantial clinical and other costs in our drug development efforts. We will need to raise additional capital in order to fully realize management’s plans.

We believe that our current financial resources are sufficient to satisfy our estimated liquidity needs for at least 12 months from the date of issuance of our condensed consolidated financial statements included elsewhere in this Quarterly Report on this Form 10-Q.

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political and regulatory change, global pandemics and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Despite recent moderation, the sustained elevated interest rates in recent years have had, and may continue to have, a negative effect on market prices for common stock of public companies, especially those in the biotech industry and those that have no current or near-term revenue. Further, a recession or market correction, supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	For the Three Months Ended March 31,		Period-to- Period
	2026	2025	Change

Net cash provided by (used in) operating activities	$(21,343)	$(14,713)	$(6,630)
Net cash provided by (used in) investing activities	(14,721)	(58,354)	43,633
Net cash provided by (used in) financing activities	1,144	1,730	(586)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(34,920)	$(71,337)	$36,417

Comparison of the Three Months Ended March 31, 2026 and 2025

Net cash provided by (used in) operating activities was approximately $(21.3) million for the three months ended March 31, 2026 compared to approximately $(14.7) million for the three months ended March 31, 2025. The increase of approximately $6.6 million in cash used in operating activities was primarily driven by an increase in net loss of $5.9 million, an increase in cash used for operating assets and liabilities, primarily related to changes in other assets, accrued expenses and other current liabilities, offset by a decrease in accounts payable, resulting principally from the timing of payments to our service providers of $1.3 million, and by an increase in non-cash items, consisting principally of accretion of discount on marketable debt securities and stock-based compensation expense of $0.5 million.

Net cash provided by (used in) investing activities was approximately $(14.7) million for the three months ended March 31, 2026 compared to approximately $(58.4) million for the three months ended March 31, 2025. The decrease in cash used of $43.6 million resulted primarily from a decrease in purchases of marketable debt securities of $22.0 million as well as an increase in proceeds from marketable debt securities matured and redeemed of $21.6 million.

Net cash provided by (used in) financing activities was $1.1 million for the three months ended March 31, 2026 compared to $1.7 million for the three months ended March 31, 2025. The $0.6 million decrease was primarily driven by proceeds received in the prior-year period of $2.5 million from the net proceeds of the underwriters’ overallotment option exercised in connection with the December 2024 Public Offering, as compared to, proceeds received during the current period of $1.9 million from the exercise of common warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2026, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 10, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted, modified, or terminated in the three months ended March 31, 2026 by any director or any executive officer who is subject to the filing requirements of Section 16 of the Exchange Act. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). These trading arrangements permit transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table below. These trading arrangements, identified as “Rule 10b5-1 Trading Arrangements”, only permit transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1.

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jesse Shefferman (President, Chief Executive Officer and Director)	Termination (March 17, 2026)	Sale	Rule 10b5-1 trading arrangement	March 25, 2026 – September 24, 2026	69,448
Jesse Shefferman (President, Chief Executive Officer and Director)	Adoption (March 17, 2026)	Sale	Rule 10b5-1 trading arrangement	June 16, 2026 – April 28, 2028	754,054

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.6	Composite Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023).

3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2017).

10.1*†	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: May 13, 2026	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)