Form 10-Q
period 2026-06-30
Protara Therapeutics, Inc.
filed 2026-08-11
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026 there were 59,095,488 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,076	$49,657
Marketable debt securities	125,418	105,897
Prepaid expenses and other current assets	3,658	3,950
Total current assets	146,152	159,504
Restricted cash, non-current	745	745
Marketable debt securities, non-current	19,356	42,336
Property and equipment, net	1,318	759
Operating lease right-of-use asset	2,602	3,174
Other assets	5,920	2,950
Total assets	$176,093	$209,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,663	$3,468
Accrued expenses and other current liabilities	7,370	6,229
Operating lease liability	1,286	1,242
Total current liabilities	13,319	10,939
Operating lease liability, non-current	1,463	2,117
Total liabilities	14,782	13,056
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 shares authorized at June 30, 2026 and December 31, 2025, 872 and 5,615 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively:
Common stock, 59,083,935 and 53,587,260 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	59	54
Additional paid-in capital	503,484	498,687
Accumulated deficit	(341,869)	(302,419)
Accumulated other comprehensive income (loss)	(363)	90
Total stockholders’ equity	161,311	196,412
Total liabilities and stockholders’ equity	$176,093	$209,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$16,955	$10,770	$30,517	$19,918
General and administrative	6,369	5,816	12,436	10,792
Total operating expenses	23,324	16,586	42,953	30,710
Income (Loss) from operations	(23,324)	(16,586)	(42,953)	(30,710)
Other income (expense), net:
Interest and investment income (expense)	1,656	1,626	3,503	3,355
Other income (expense)	-	-	-	481
Other income (expense), net	1,656	1,626	3,503	3,836
Net income (loss)	$(21,668)	$(14,960)	$(39,450)	$(26,874)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	1	(12)	(453)	75
Other comprehensive income (loss)	1	(12)	(453)	75
Comprehensive income (loss)	$(21,667)	$(14,972)	$(39,903)	$(26,799)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.35)	$(0.67)	$(0.65)
Weighted-average shares outstanding, basic and diluted	61,006,766	42,270,855	59,282,380	41,493,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	7,991	$-	35,044,772	$35	$412,077	$(244,980)	$2	$167,134

Issuance of common stock upon conversion of Series 1 Preferred Stock	(2,376)	-	2,376,244	2	(2)	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	-	-	625,100	1	-	-	-	1
Issuance of common stock from December 2024 Public Offering, net of offering costs of $214	-	-	438,738	1	2,527	-	-	2,528
Issuance of common stock upon settlement of restricted stock units	-	-	92,959	-	(185)	-	-	(185)
Stock-based compensation - restricted stock units	-	-	-	-	121	-	-	121
Stock-based compensation - stock options	-	-	-	-	712	-	-	712
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	87	87
Net income (loss)	-	-	-	-	-	(11,914)	-	(11,914)

Balance at March 31, 2025	5,615	$-	38,577,813	$39	$415,250	$(256,894)	$89	$158,484

Issuance of common stock upon exercise of stock options	-	-	2,842	-	8	-	-	8
Issuance of common stock upon settlement of restricted stock units	-	-	1,208	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	167	-	-	167
Stock-based compensation - stock options	-	-	-	-	736	-	-	736
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(12)	(12)
Net income (loss)	-	-	-	-	-	(14,960)	-	(14,960)

Balance at June 30, 2025	5,615	$-	38,581,863	$39	$416,161	$(271,854)	$77	$144,423

Balance at December 31, 2025	5,615	$-	53,587,260	$54	$498,687	$(302,419)	$90	$196,412

Issuance of common stock upon conversion of Series 1 Preferred Stock	(971)	-	971,204	1	(1)	-	-	-
Issuance of common stock upon exercise of common warrants	-	-	370,000	-	1,942	-	-	1,942
Issuance of common stock upon settlement of restricted stock units	-	-	127,118	-	(272)	-	-	(272)
Stock-based compensation - restricted stock units	-	-	-	-	317	-	-	317
Stock-based compensation - stock options	-	-	-	-	1,045	-	-	1,045
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(454)	(454)
Net income (loss)	-	-	-	-	-	(17,782)	-	(17,782)

Balance at March 31, 2026	4,644	$-	55,055,582	$55	$501,718	$(320,201)	$(364)	$181,208

Issuance of common stock upon conversion of Series 1 Preferred Stock	(3,772)	-	3,773,586	4	(4)	-	-	-
Issuance of common stock upon exercise of stock options	-	-	215,687	-	412	-	-	412
Issuance of common stock upon settlement of restricted stock units	-	-	39,080	-	(26)	-	-	(26)
Stock-based compensation - restricted stock units	-	-	-	-	294	-	-	294
Stock-based compensation - stock options	-	-	-	-	1,090	-	-	1,090
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	1	1
Net income (loss)	-	-	-	-	-	(21,668)	-	(21,668)
Balance at June 30, 2026	872	$-	59,083,935	$59	$503,484	$(341,869)	$(363)	$161,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(39,450)	$(26,874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,746	1,736
Operating lease right-of-use asset	572	530
Depreciation	162	181
Amortization of premium (Accretion of discount) on marketable debt securities	(359)	(532)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	704	(1,012)
Other assets	(2,970)	204
Accounts payable	1,332	1,484
Accrued expenses and other current liabilities	1,141	(2,145)
Operating lease liabilities	(610)	(535)
Net cash provided by (used in) operating activities	(36,732)	(26,963)

Cash flows from investing activities:
Purchase of marketable debt securities	(63,090)	(117,511)
Proceeds from maturity and redemption of marketable debt securities	66,455	11,500
Purchase of property and equipment	(332)	(66)
Net cash provided by (used in) investing activities	3,033	(106,077)

Cash flows from financing activities:
Proceeds from exercise of Underwriters’ Option in December 2024 Public Offering, net of offering costs of $214	-	2,528
Offering costs paid in connection with public offerings	(526)	(614)
Proceeds from exercise of pre-funded warrants	-	1
Proceeds from exercise of common warrants	1,942	-
Taxes paid related to net share settlement of restricted stock units	(298)	(185)
Proceeds from exercise of stock options	-	8
Net cash provided by (used in) financing activities	1,118	1,738

Net increase (decrease) in cash and cash equivalents and restricted cash	(32,581)	(131,302)
Cash and cash equivalents and restricted cash - beginning of period	50,402	163,543
Cash and cash equivalents and restricted cash - end of period	$17,821	$32,241

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from exercise of stock options included in other current assets and additional paid-in-capital	$412	$-
Purchase of property and equipment included in accounts payable and property and equipment	$389	$-

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$17,076	$31,496
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$17,821	$32,241

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2025 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2025 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

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

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$16,565	$-	$-	$16,565
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	128,810	-	128,810
Commercial paper(c)	-	10,962	-	10,962
U.S. Treasury securities(c)	5,002	-	-	5,002
Total	$22,312	$139,772	$-	$162,084

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$45,355	$-	$-	$45,355
Corporate bonds(a)	-	3,704	-	3,704
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	125,682	-	125,682
U.S. Treasury securities(c)	22,551	-	-	22,551
Total	$68,651	$129,386	$-	$198,037

(a)	Money market funds and corporate bonds with original maturities of 90 days or less are included within cash and cash equivalents in the condensed consolidated balance sheets.

(b)	Restricted money market funds are included within restricted cash, non-current in the condensed consolidated balance sheets.

(c)	Corporate bonds, commercial paper and U.S. Treasury securities with original maturities greater than 90 days are included within marketable debt securities in the condensed consolidated balance sheets and classified as current or non-current based upon whether the maturity of the financial asset is less than or greater than 12 months.

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

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at June 30, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable debt securities:
Corporate bonds	$109,672	$6	$(224)	$109,454
Commercial paper	10,965	-	(3)	10,962
U.S. Treasury securities	5,000	2	-	5,002
Marketable debt securities, non-current:
Corporate bonds	19,500	-	(144)	19,356
Total	$145,137	$8	$(371)	$144,774

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

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the three and six months ended June 30, 2026 and 2025 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

 The remaining maturities of all debt securities held at June 30, 2026 was less than five years. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

Marketable debt securities in a loss position consist of the following:

	As of June 30, 2026
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable debt securities:
Corporate bonds	$95,855	$(224)	$-	$-	$95,855	$(224)
Commercial paper	10,962	(3)	-	-	10,962	(3)
Marketable debt securities, non-current:
Corporate bonds	19,356	(144)	-	-	19,356	(144)
Total	$126,173	$(371)	$-	$-	$126,173	$(371)

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	As of December 31, 2025
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable debt securities:
Corporate bonds	$24,034	$(22)	$-	$-	$24,034	$(22)
Marketable debt securities, non-current:
Corporate bonds	29,824	(34)	-	-	29,824	(34)
Total	$53,858	$(56)	$-	$-	$53,858	$(56)

As of June 30, 2026 and December 31, 2025, it was determined that there were no expected credit losses.

Interest and Investment Income (Expense)

Interest and investment income (expense) consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$1,480	$1,223	$3,136	$2,778
Accretion of discount (Amortization of premium), net	170	389	353	555
Dividend income	6	14	14	22
Total	$1,656	$1,626	$3,503	$3,355

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of
	June 30, 2026	December 31, 2025
Prepaid research and development	$1,079	$1,926
Accrued interest on marketable debt securities	1,277	1,257
Proceeds in transit in connection with stock option exercise	412	-
Prepaid insurance	166	355
Prepaid software	253	115
Other prepaid expenses	241	232
Other current assets	230	65
Total	$3,658	$3,950

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

6. Other Assets

Other assets consist of the following:

	As of
	June 30, 2026	December 31, 2025
Prepaid research and development, non-current	$5,846	$2,930
Other non-current assets	74	20
Total	$5,920	$2,950

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2026	December 31, 2025
Research and development	$4,149	$2,683
Employee costs	2,690	3,267
Other expenses	531	279
Total	$7,370	$6,229

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities during the six months ended June 30, 2026 and 2025 was $715 and $681, respectively.

Lease expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$338	$338	$676	$676
Total	$338	$338	$676	$676

Variable lease expense for the three months ended June 30, 2026 and 2025 was $34 and $31, respectively. Variable lease expenses for the six months ended June 30, 2026 and 2025 were $66 and $62, respectively.

The weighted average discount rate and weighted-average remaining lease term for operating leases were:

As of June 30, 2026
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	25

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of June 30, 2026, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the year ending December 31:	Operating Lease Payments
2026 (excluding the six months ended June 30, 2026)	$715
2027	1,429
2028	718
2029	87
Thereafter	-
Total future operating lease payments	2,949
Less: imputed interest	200
Present value of future minimum lease payments	$2,749

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

10. Stockholders’ Equity

Common Stock

As of June 30, 2026 and December 31, 2025, the Company had 200,000,000 and 100,000,000 shares of common stock authorized for issuance, respectively, $0.001 par value per share, of which 59,083,935 and 53,587,260 shares were issued and outstanding, respectively.

On June 12, 2026, the stockholders approved an amendment to the Company’s sixth amended and restated certificate of incorporation to increase the number of authorized shares of common stock to 200,000,000 from 100,000,000.

The holders of the Company’s common stock are entitled to one vote per share.

On May 13, 2026, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100,000, or the ATM Program. During the three and six months ended June 30, 2026, the Company did not sell any shares under the ATM Program.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 872 and 5,615 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

During the three and six months ended June 30, 2026, approximately 3,772 and 4,743 shares of Series 1 Convertible Preferred Stock, respectively, were converted into 3,773,586 and 4,744,790 shares of common stock, respectively.

The holders of Series 1 Convertible Preferred Stock are not entitled to vote.

Warrants

In connection with the April 2024 private placement, or the April 2024 Private Placement, the Company issued common warrants, or the April 2024 Common Warrants, to purchase an aggregate of up to 10,843,380 shares of the Company’s common stock. Pursuant to the terms of issuance, the April 2024 Common Warrants were exercisable on or prior to the earlier of: (i) April 10, 2027 or (ii) 90 days after the public announcement that the Company has demonstrated a six-month complete response rate of minimum 42% from at least 25 BCG-Unresponsive (where BCG is defined as Bacillus Calmette-Guérin) patients in the ADVANCED-2 (Cohort B) clinical trial, at an exercise price of $5.25 per share. On March 30, 2026, the Company publicly announced that it had satisfied the condition set forth for fixing the termination date for exercise of the April 2024 Common Warrants, and as such, the unexercised April 2024 Common Warrants expired on June 29, 2026.

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

The following is a summary of the activity of the Company’s warrants to acquire shares of common stock for the six months ended June 30, 2026:

Equity Instrument	Outstanding, December 31, 2025	Granted	Exercised	Expired	Outstanding, June 30, 2026	Exercise Price per Share
April 2024 Common Warrants	10,118,380	-	370,000	9,748,380	-	$5.250
April 2024 Pre-Funded Warrants	1,700,000	-	-	-	1,700,000	$0.001
December 2024 Pre-Funded Warrants	1,700,272	-	-	-	1,700,272	$0.001
Total	13,518,652	-	370,000	9,748,380	3,400,272

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

As of June 30, 2026, there were 3,221,520 shares of common stock subject to outstanding awards under the Amended and Restated 2014 Plan, as amended.

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

As of June 30, 2026, there were 134,328 shares of common stock subject to outstanding awards under the 2017 Plan.

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

As of June 30, 2026, there were 980,098 shares of common stock subject to outstanding awards and 185,740 shares of common stock available for future issuance under the Amended 2020 Plan.

2024 Equity Incentive Plan

On June 7, 2024, the stockholders approved the 2024 Plan. The 2024 Plan provided for the grant of 1,500,000 shares of common stock for stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock and cash awards. On June 11, 2025, the stockholders approved an amendment to the 2024 Plan increasing the number of shares available for grant under the 2024 Plan by 2,800,000 shares to 4,300,000 shares. On June 12, 2026, the stockholders approved an amendment to the 2024 Plan, or the Amended 2024 Plan, increasing the number of shares available for grant under the Amended 2024 Plan by 5,000,000 shares to 9,300,000 shares.

Terms of the stock awards, including vesting requirements, are determined by the Board of Directors, or the Compensation Committee thereof, subject to the provisions of the Amended 2024 Plan.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of June 30, 2026, there were 4,129,936 shares of common stock subject to outstanding awards and 5,093,541 shares of common stock available for future issuance under the Amended 2024 Plan.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or the 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of June 30, 2026, the number of shares available for issuance under the 2024 ESPP was 1,000,000. During the three and six months ended June 30, 2026, no shares were issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2025	571,145	$3.57
Granted	427,180	5.02
Forfeited	(81,082)	4.38
Vested	(217,475)	3.38
Non-vested as of June 30, 2026	699,768	$4.42

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of June 30, 2026, the unamortized value of RSUs was $2,549. As of June 30, 2026, the weighted average remaining amortization period was 2.09 years. As of June 30, 2026 and December 31, 2025, 289,500 RSUs have vested but have not yet been settled into shares of the Company’s common stock.

During the six months ended June 30, 2026, the Company issued 166,198 shares of the Company’s common stock from the net settlement of 217,475 RSUs. The Company paid $298 in connection with the net share settlement of these RSUs.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2025	5,693,891	$6.30	7.51	$8,982
Granted	2,307,560	4.89
Exercised	(215,687)	1.91
Forfeited	(309,150)	4.57
Expired	-	-	-	-
Outstanding as of June 30, 2026	7,476,614	$6.06	7.66	$2,987

Vested and expected to vest at June 30, 2026	7,476,614	$6.06	7.66	$2,987
Exercisable as of June 30, 2026	3,668,578	7.90	6.27	1,858

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2025 and June 30, 2026, respectively. The intrinsic value of options exercised during the six months ended June 30, 2026 was $485.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2026 and 2025 was $3.46 and $3.02, respectively. As of June 30, 2026, there was approximately $10,873 of unrecognized stock-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.72 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$1,090	$736	$2,135	$1,448
Restricted stock units	294	167	611	288
Total	$1,384	$903	$2,746	$1,736

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$1,020	$677	$1,970	$1,318
Research and development	364	226	776	418
Total	$1,384	$903	$2,746	$1,736

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common stockholders	$(21,668)	$(14,960)	$(39,450)	$(26,874)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	61,006,766	42,270,855	59,282,380	41,493,714
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.35)	$(0.67)	$(0.65)

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

	As of June 30,
	2026	2025
Potentially dilutive shares:
Stock options	7,476,614	5,563,027
Series 1 Convertible Preferred Stock	872,183	5,616,973
Restricted stock units	699,768	510,945
April 2024 Common Warrants	-	10,118,380
Total	9,048,565	21,809,325

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to consolidated net income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
TARA-002 in NMIBC	$6,848	$4,898	$12,686	$8,455
TARA-002 in LMs	852	477	1,660	1,027
IV Choline Chloride	2,726	1,852	4,946	4,367
Other research and development	6,165	3,317	10,449	5,651
General and administrative expenses	5,349	5,139	10,466	9,474
Stock-based compensation expense	1,384	903	2,746	1,736
Income (loss) from operations	(23,324)	(16,586)	(42,953)	(30,710)
Other income (expense), net	1,656	1,626	3,503	3,836
Segment net income (loss)	(21,668)	(14,960)	(39,450)	(26,874)
Adjustments and reconciling items	-	-	-	-
Net income (loss)	$(21,668)	$(14,960)	$(39,450)	$(26,874)

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

Since inception, we have incurred significant operating losses. As of June 30, 2026, we had an accumulated deficit of approximately $341.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2026, we had approximately $161.9 million in unrestricted cash and cash equivalents and marketable debt securities.

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

In March 2026, we announced that we have received confirmation on the six-month CR rate of the 25th BCG-Unresponsive patient in our ongoing Phase 2 open-label ADVANCED-2 trial of TARA-002 in patients with CIS (± Ta/T1) NMIBC. The average six-month CR rate in the 25 BCG-Unresponsive patients was 68.0%, which was consistent with the 68.2% CR rate at six months that was announced by us in February 2026, and was meaningfully above 41.9%.

In May 2026, we presented additional updated interim data from our ongoing Phase 2 open-label ADVANCED-2 trial demonstrating meaningful and durable activity in BCG-Naïve NMIBC patients. The dataset included a total of 31 patients of whom 29 were evaluable for efficacy, with 27 patients evaluable at six months and 20 patients evaluable at 12 months, as of an April 5, 2026 data cutoff. The CR rate at any time was 72.4% (21/29). The CR rate was 66.7% (18/27) at six months and 55.0% (11/20) at 12 months. Among responders, the KM estimated probability of maintaining a CR for six months was 73.1% (95% CI: 52.9, 93.4). 91.7% (11/12) maintained their CR from nine to 12 months and 66.7% (4/6) of re-induced patients converted to a CR at six months.

The majority of TRAEs were Grade 1 and transient, with no Grade 3 or greater TRAEs reported, as assessed by study investigators. No patients discontinued treatment due to TRAEs. The most commonly reported TRAEs were dysuria, fatigue, and hematuria.

We expect to complete enrollment of the BCG-Unresponsive registrational cohort of the ADVANCED-2 trial in the fourth quarter of 2026. Enrollment is complete in the BCG-Naïve cohort of the ADVANCED-2 trial with 31 patients. Although we initiated our ADVANCED-3 trial in June 2026, we have made the strategic decision to redesign the ADVANCED-3 trial to be a multi-cohort, open-label, exploratory trial to evaluate the efficacy and safety of intravesical TARA-002 in high-grade, high-risk BCG-Naïve and BCG-Exposed CIS (± Ta/T1) patients and papillary (Ta/T1) patients across BCG exposures, in order to accelerate and expand the breadth of data available at or around the time of the potential launch of TARA-002 in BCG-Unresponsive CIS patients.

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

In January 2026, we initiated THRIVE-3, a registrational Phase 3 clinical trial. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone and memory. We anticipate reporting interim results from the dose-confirmation portion of the trial in the fourth quarter of 2026.

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

In May 2026, we presented updated interim safety and durability data from STARBORN-1 at the International Society for the Study of Vascular Anomalies World Congress in Philadelphia, Pennsylvania. As of an April 10, 2026 data cutoff, TARA-002 demonstrated clinical success in 83% (10/12) of participants that completed treatment and in 100% (10/10) of evaluable patients. All seven participants that reached the 32-week post-treatment assessment remained disease free as of the data cutoff. The majority of AEs were mild to moderate, with no serious AEs reported. The most common AEs were swelling and fatigue, and most were transient and resolved within a few days.

We intend to provide an update on STARBORN-1 and complete enrollment of STARBORN-1 in the fourth quarter of 2026. Based on engagement with the FDA, we intend to submit a Biologics License Application, or BLA, for TARA-002 in LMs based on the results of the pivotal STARBORN-1 trial in the second half of 2027 and will continue to submit safety and efficacy data from the trial on an ongoing basis to support the FDA’s evaluation of the risks and benefits of TARA-002 in LMs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	For the Three Months Ended June 30,		Period-to- Period
	2026	2025	Change
Operating expenses:
Research and development	$16,955	$10,770	$6,185
General and administrative	6,369	5,816	553
Total operating expenses	23,324	16,586	6,738
Income (Loss) from operations	(23,324)	(16,586)	(6,738)
Other income (expense), net:
Interest and investment income (expense)	1,656	1,626	30
Other income (expense), net	1,656	1,626	30
Net income (loss)	$(21,668)	$(14,960)	$(6,708)

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	For the Three Months Ended June 30,		Period-to- Period
	2026	2025	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$6,848	$4,898	$1,950
TARA-002 in LMs	852	477	375
IV Choline Chloride	2,726	1,852	874
Total direct expenses by product candidate	10,426	7,227	3,199
Indirect research and development expenses	6,529	3,543	2,986
Total	$16,955	$10,770	$6,185

Research and development expenses were $17.0 million for the three months ended June 30, 2026, which represented an increase of approximately $6.2 million as compared to the three months ended June 30, 2025. This increase was primarily due to a $3.2 million increase in direct expenses for our product candidates and a $3.0 million increase in indirect expenses. The increase in direct expenses was primarily due to higher ongoing costs associated with all of our ongoing clinical trials. The increase in indirect expenses was primarily due to a $1.8 million increase in personnel-related expenses and a $1.2 million increase in research and development expenses not directly attributable to one specific product candidate, which were primarily attributable to chemistry, manufacturing and controls, or CMC, related activities.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	For the Three Months Ended June 30,		Period-to- Period
	2026	2025	Change
Personnel-related expenses, including stock-based compensation	$3,351	$2,666	$685
Other general and administrative expenses	3,018	3,150	(132)
Total	$6,369	$5,816	$553

General and administrative expenses were $6.4 million for the three months ended June 30, 2026, which represented an increase of approximately $0.6 million as compared to the three months ended June 30, 2025. This increase was primarily due to an increase of $0.7 million in personnel-related expenses, offset by a decrease of $0.1 million in other general and administrative expenses.

Other income (expense), net

Other income (expense), net was $1.7 million for the three months ended June 30, 2026, which represented an increase of approximately $0.1 million as compared to the three months ended June 30, 2025. The increase was driven by higher interest and investment income in the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	For the Six Months Ended June 30,		Period-to- Period
	2026	2025	Change
Operating expenses:
Research and development	$30,517	$19,918	$10,599
General and administrative	12,436	10,792	1,644
Total operating expenses	42,953	30,710	12,243
Income (Loss) from operations	(42,953)	(30,710)	(12,243)
Other income (expense), net:
Interest and investment income (expense)	3,503	3,355	148
Other income (expense)	-	481	(481)
Other income (expense), net	3,503	3,836	(333)
Net income (loss)	$(39,450)	$(26,874)	$(12,576)

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	For the Six Months Ended June 30,		Period-to- Period
	2026	2025	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$12,686	$8,455	$4,231
TARA-002 in LMs	1,660	1,027	633
IV Choline Chloride	4,946	4,367	579
Total direct expenses by product candidate	19,292	13,849	5,443
Indirect research and development expenses	11,225	6,069	5,156
Total	$30,517	$19,918	$10,599

Research and development expenses were $30.5 million for the six months ended June 30, 2026, which represented an increase of approximately $10.6 million as compared to the six months ended June 30, 2025. This increase was primarily due to a $5.4 million increase in direct expenses for our product candidates and a $5.2 million increase in indirect expenses. The increase in direct expenses was primarily due to higher ongoing costs associated with all of our ongoing clinical trials. The increase in indirect expenses was primarily due to a $3.3 million increase in personnel-related expenses and a $1.8 million increase in research and development expenses not directly attributable to one specific product candidate, which were primarily attributable to CMC related activities.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	For the Six Months Ended June 30,		Period-to- Period
	2026	2025	Change
Personnel-related expenses, including stock-based compensation	$6,818	$5,250	$1,568
Other general and administrative expenses	5,618	5,542	76
Total	$12,436	$10,792	$1,644

General and administrative expenses were $12.4 million for the six months ended June 30, 2026, which represented an increase of approximately $1.6 million as compared to the six months ended June 30, 2025. This increase was primarily due to an increase of $1.6 million in personnel-related expenses, as well as an increase of $0.1 million in other general and administrative expenses.

Other income (expense), net

Other income (expense), net was $3.5 million for the six months ended June 30, 2026, which represented a decrease of approximately $0.3 million as compared to the six months ended June 30, 2025. The decrease was driven by a $0.5 million decrease in other income (expense) due to nonrecurring refundable tax credits received in the six months ended June 30, 2025, offset by a $0.2 million increase in interest and investment income in the six months ended June 30, 2026.

Liquidity and Capital Resources

Overview

As of June 30, 2026 and December 31, 2025, our unrestricted cash and cash equivalents, and marketable debt securities were $161.9 million and $197.9 million, respectively. We have not generated revenues since our inception and have incurred net losses of $39.5 million and $26.9 million for the six months ended June 30, 2026 and 2025, respectively and $21.7 million and $15.0 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had working capital of $132.8 million and stockholder’s equity of $161.3 million. During the six months ended June 30, 2026, net cash flows used in operating activities were $36.7 million, consisting primarily of a net loss of $39.5 million and cash used for changes in operating assets and liabilities of $0.4 million. These uses of cash were offset by non-cash expenses of approximately $3.1 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock, preferred stock and pre-funded warrants in private placements and public offerings.

On November 3, 2023, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in November 2023. The Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. In December 2024, we sold and issued approximately $102.8 million in gross proceeds of common stock and pre-funded warrants in a public offering under the Shelf Registration Statement. The net proceeds were approximately $95.9 million. In December 2025, we sold and issued approximately $86.3 million in gross proceeds of common stock in a public offering under the Shelf Registration Statement. The net proceeds were approximately $80.4 million. The remaining unsold securities under this shelf were rolled into a new shelf filed in May 2026 as described below.

On May 14, 2026, we filed a shelf registration statement on Form S-3, or the 2026 Shelf Registration Statement, which became effective in May 2026. The 2026 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million in common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. In May 2026, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, pursuant to which we may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100.0 million, or the ATM Program. As of June 30, 2026, no shares have been sold under the ATM Program.

As part of the April 2024 Private Placement, purchasers were offered common warrants. Through June 29, 2026, common warrants exercised resulted in $5.7 million in proceeds. The remaining unexercised common warrants expired on June 29, 2026.

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

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	For the Six Months Ended June 30,		Period-to- Period
	2026	2025	Change

Net cash provided by (used in) operating activities	$(36,732)	$(26,963)	$(9,769)
Net cash provided by (used in) investing activities	3,033	(106,077)	109,110
Net cash provided by (used in) financing activities	1,118	1,738	(620)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(32,581)	$(131,302)	$98,721

Comparison of the Six Months Ended June 30, 2026 and 2025

Net cash provided by (used in) operating activities was approximately $(36.7) million for the six months ended June 30, 2026 compared to approximately $(27.0) million for the six months ended June 30, 2025. The increase of approximately $9.8 million in cash used in operating activities was primarily driven by an increase in net loss of $12.6 million, offset by a decrease in cash used for operating assets and liabilities, primarily related to changes in other assets, accrued expenses, other current liabilities, and accounts payable, resulting principally from the timing of payments to our service providers of $(1.6) million and, an increase in non-cash items, consisting principally of accretion of discount on marketable debt securities and stock-based compensation expense of $1.2 million.

Net cash provided by (used in) investing activities was approximately $3.0 million for the six months ended June 30, 2026 compared to approximately $(106.1) million for the six months ended June 30, 2025. The decrease in cash used of $109.1 million resulted primarily from a decrease in purchases of marketable debt securities of $54.4 million as well as an increase in proceeds from marketable debt securities matured and redeemed of $55.0 million.

Net cash provided by (used in) financing activities was $1.1 million for the six months ended June 30, 2026 compared to $1.7 million for the six months ended June 30, 2025. The $0.6 million decrease was primarily driven by proceeds received in the prior-year period of $1.9 million from the net proceeds of the December 2024 Public Offering, as compared to $1.9 million in proceeds from the exercise of common warrants offset against offering costs paid during the current period of $0.5 million in connection with public offerings.

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

As of June 30, 2026, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, approximately 2,652 shares of previously issued Series 1 Convertible Preferred Stock were converted in accordance with their terms into 2,653,351 shares of common stock at the election of their holder.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020, on January 9, 2020, the Company issued and sold to certain institutional investors 3,879.356 shares of Series 1 Convertible Preferred Stock at a purchase price of $7,011.47 per share, for an aggregate purchase price of approximately $27.2 million, in reliance on an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, from the registration requirements thereof. Each of the purchasers represented that it was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of the Company’s common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock, at any time at the option of the holder, provided that any conversion of Series 1 Convertible Preferred Stock by a holder into shares of the Company’s common stock would be prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the Company’s common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own more than 9.99% of the total number of shares of the Company’s common stock issued and outstanding after giving effect to such conversion. Upon written notice to the Company, the holder may from time to time increase or decrease such limitation to any other percentage not in excess of 19.99% specified in such notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted, modified, or terminated in the three months ended June 30, 2026 by any director or any executive officer who is subject to the filing requirements of Section 16 of the Exchange Act. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). These trading arrangements permit transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table below. These trading arrangements, identified as “Rule 10b5-1 Trading Arrangements”, only permit transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1.

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jesse Shefferman (President, Chief Executive Officer and Director)	Terminated(a) (June 26, 2026)	Sale	Rule 10b5-1 trading arrangement	June 16, 2026 – April 28, 2028	754,054
Jesse Shefferman (President, Chief Executive Officer and Director)	Adopted(a) (June 26, 2026)	Sale	Rule 10b5-1 trading arrangement	September 25, 2026 – April 28, 2028	540,364
Jacqueline Zummo (Chief R&D Officer)	Adopted (June 25, 2026)	Sale	Rule 10b5-1 trading arrangement	September 24, 2026 – June 30, 2028	372,893

(a)	On June 26, 2026, Jesse Shefferman modified a Rule 10b5-1 trading arrangement originally adopted on March 17, 2026. Pursuant to Rule 10b5-1, the modification was deemed a termination of the prior arrangement and the adoption of a new Rule 10b5-1 trading arrangement.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4*	Third Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.6	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.7*	Composite Amended and Restated Certificate of Incorporation of the Company.

3.8	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2017).

10.1*†	Amendment No. 1 to the Company’s 2024 Equity Incentive Plan, as Amended.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)