Form 10-Q
period 2026-09-30
Protara Therapeutics, Inc.
filed 2026-11-06
CIK 1359931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026 there were 61,570,351 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$25,150	$49,657
Marketable debt securities	101,900	105,897
Prepaid expenses and other current assets	2,617	3,950
Total current assets	129,667	159,504
Restricted cash, non-current	745	745
Marketable debt securities, non-current	16,031	42,336
Property and equipment, net	1,581	759
Operating lease right-of-use asset	2,308	3,174
Other assets	6,209	2,950
Total assets	$156,541	$209,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,862	$3,468
Accrued expenses and other current liabilities	8,220	6,229
Operating lease liability	1,309	1,242
Total current liabilities	14,391	10,939
Operating lease liability, non-current	1,127	2,117
Total liabilities	15,518	13,056
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series 1 Convertible Preferred Stock, 8,028 shares authorized at September 30, 2026 and December 31, 2025, 0 and 5,615 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively:
Common stock, 59,967,669 and 53,587,260 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	60	54
Additional paid-in capital	505,070	498,687
Accumulated deficit	(363,557)	(302,419)
Accumulated other comprehensive income (loss)	(550)	90
Total stockholders’ equity	141,023	196,412
Total liabilities and stockholders’ equity	$156,541	$209,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$16,805	$9,591	$47,322	$29,509
General and administrative	6,349	5,169	18,785	15,961
Total operating expenses	23,154	14,760	66,107	45,470
Income (Loss) from operations	(23,154)	(14,760)	(66,107)	(45,470)
Other income (expense), net:
Interest and investment income (expense)	1,466	1,502	4,969	4,857
Other income (expense)	-	-	-	481
Other income (expense), net	1,466	1,502	4,969	5,338
Net income (loss)	$(21,688)	$(13,258)	$(61,138)	$(40,132)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(187)	66	(640)	141
Other comprehensive income (loss)	(187)	66	(640)	141
Comprehensive income (loss)	$(21,875)	$(13,192)	$(61,778)	$(39,991)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.31)	$(1.01)	$(0.96)
Weighted-average shares outstanding, basic and diluted	62,850,743	42,272,104	60,484,905	41,756,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	7,991	$-	35,044,772	$35	$412,077	$(244,980)	$2	$167,134

Issuance of common stock upon conversion of Series 1 Preferred Stock	(2,376)	-	2,376,244	2	(2)	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	-	-	625,100	1	-	-	-	1
Issuance of common stock from December 2024 Public Offering, net of offering costs of $214	-	-	438,738	1	2,527	-	-	2,528
Issuance of common stock upon settlement of restricted stock units	-	-	92,959	-	(185)	-	-	(185)
Stock-based compensation - restricted stock units	-	-	-	-	121	-	-	121
Stock-based compensation - stock options	-	-	-	-	712	-	-	712
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	87	87
Net income (loss)	-	-	-	-	-	(11,914)	-	(11,914)

Balance at March 31, 2025	5,615	$-	38,577,813	$39	$415,250	$(256,894)	$89	$158,484

Issuance of common stock upon exercise of stock options	-	-	2,842	-	8	-	-	8
Issuance of common stock upon settlement of restricted stock units	-	-	1,208	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	167	-	-	167
Stock-based compensation - stock options	-	-	-	-	736	-	-	736
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(12)	(12)
Net income (loss)	-	-	-	-	-	(14,960)	-	(14,960)

Balance at June 30, 2025	5,615	$-	38,581,863	$39	$416,161	$(271,854)	$77	$144,423

Issuance of common stock upon exercise of stock options	-	-	5,397	-	13	-	-	13
Stock-based compensation - restricted stock units	-	-	-	-	196	-	-	196
Stock-based compensation - stock options	-	-	-	-	851	-	-	851
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	66	66
Net income (loss)	-	-	-	-	-	(13,258)	-	(13,258)

Balance at September 30, 2025	5,615	$-	38,587,260	$39	$417,221	$(285,112)	$143	$132,291

Balance at December 31, 2025	5,615	$-	53,587,260	$54	$498,687	$(302,419)	$90	$196,412

Issuance of common stock upon conversion of Series 1 Preferred Stock	(971)	-	971,204	1	(1)	-	-	-
Issuance of common stock upon exercise of common warrants	-	-	370,000	-	1,942	-	-	1,942
Issuance of common stock upon settlement of restricted stock units	-	-	127,118	-	(272)	-	-	(272)
Stock-based compensation - restricted stock units	-	-	-	-	317	-	-	317
Stock-based compensation - stock options	-	-	-	-	1,045	-	-	1,045
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(454)	(454)
Net income (loss)	-	-	-	-	-	(17,782)	-	(17,782)

Balance at March 31, 2026	4,644	$-	55,055,582	$55	$501,718	$(320,201)	$(364)	$181,208

Issuance of common stock upon conversion of Series 1 Preferred Stock	(3,772)	-	3,773,586	4	(4)	-	-	-
Issuance of common stock upon exercise of stock options	-	-	215,687	-	412	-	-	412
Issuance of common stock upon settlement of restricted stock units	-	-	39,080	-	(26)	-	-	(26)
Stock-based compensation - restricted stock units	-	-	-	-	294	-	-	294
Stock-based compensation - stock options	-	-	-	-	1,090	-	-	1,090
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	1	1
Net income (loss)	-	-	-	-	-	(21,668)	-	(21,668)

Balance at June 30, 2026	872	$-	59,083,935	$59	$503,484	$(341,869)	$(363)	$161,311

Issuance of common stock upon conversion of Series 1 Preferred Stock	(872)	-	872,181	1	(1)	-	-	-
Issuance of common stock upon settlement of restricted stock units	-	-	11,553	-	-	-	-	-
Stock-based compensation - restricted stock units	-	-	-	-	367	-	-	367
Stock-based compensation - stock options	-	-	-	-	1,220	-	-	1,220
Unrealized gain (loss) on marketable debt securities	-	-	-	-	-	-	(187)	(187)
Net income (loss)	-	-	-	-	-	(21,688)	-	(21,688)

Balance at September 30, 2026	-	$-	59,967,669	$60	$505,070	$(363,557)	$(550)	$141,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTARA THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(61,138)	$(40,132)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,333	2,783
Operating lease right-of-use asset	866	803
Depreciation	233	269
Amortization of premium (Accretion of discount) on marketable debt securities	(530)	(928)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,333	(1,111)
Other assets	(3,259)	262
Accounts payable	1,920	689
Accrued expenses and other current liabilities	1,991	(1,223)
Operating lease liabilities	(923)	(827)
Net cash provided by (used in) operating activities	(55,174)	(39,415)

Cash flows from investing activities:
Purchase of marketable debt securities	(74,868)	(141,923)
Proceeds from maturity and redemption of marketable debt securities	105,060	29,410
Purchase of property and equipment	(1,055)	(70)
Net cash provided by (used in) investing activities	29,137	(112,583)

Cash flows from financing activities:
Proceeds from exercise of Underwriters’ Option in December 2024 Public Offering, net of offering costs of $214	-	2,528
Offering costs paid in connection with public offerings	(526)	(614)
Proceeds from exercise of pre-funded warrants	-	1
Proceeds from exercise of common warrants	1,942	-
Taxes paid related to net share settlement of restricted stock units	(298)	(185)
Proceeds from exercise of stock options	412	21
Net cash provided by (used in) financing activities	1,530	1,751

Net increase (decrease) in cash and cash equivalents and restricted cash	(24,507)	(150,247)
Cash and cash equivalents and restricted cash - beginning of period	50,402	163,543
Cash and cash equivalents and restricted cash - end of period	$25,895	$13,296

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$25,150	$12,551
Restricted cash, non-current	745	745
Cash and cash equivalents and restricted cash	$25,895	$13,296

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

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the 2025 audited consolidated financial statements and notes included in the Annual Report on Form 10-K. The December 31, 2025 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which enhances the disclosures for various types of expenses. The standard is effective for public companies for annual periods beginning after December 15, 2026. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2024-03.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below and in Note 10, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 4, 2026, the Company entered into an asset purchase agreement for manufacturing-related assets, including an assembled workforce, inventory, intellectual property, contracts, equipment, permits, regulatory documentation and records, for its product candidate, TARA-002, from Novex Innovations, LLC, or Novex, which closed simultaneously with the signing of the asset purchase agreement. Pursuant to the asset purchase agreement, the aggregate purchase price was $8,750, subject to certain credits and adjustments. The Company completed the acquisition to bring manufacturing in-house and secure dedicated manufacturing capacity ahead of a potential commercial launch. As part of the transaction, the Company also entered into certain ancillary agreements, including a transition services agreement, and a lease of a research and manufacturing facility with an affiliate of Novex.

The acquisition was completed subsequent to September 30, 2026 and, accordingly, is not reflected in the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

Based on its preliminary assessment, the Company expects to account for the acquisition as a business combination using the acquisition method of accounting under Accounting Standard Codification, or ASC, 805, Business Combinations. Because the acquisition was completed shortly before the issuance of these financial statements, the Company has not completed its accounting analysis or valuation of the assets acquired. Accordingly, the purchase price allocation of the closing payment allocating the fair values of the assets acquired and the amount of goodwill, if any, resulting from the acquisition, and the supplemental pro forma financial information required by ASC 805 are not yet available.

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

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds(a)	$24,659	$-	$-	$24,659
Restricted cash, non-current:
Money market funds(b)	745	-	-	745
Marketable debt securities:
Corporate bonds(c)	-	102,932	-	102,932
Commercial paper(c)	-	13,009	-	13,009
U.S. Treasury securities(c)	1,990	-	-	1,990
Total	$27,394	$115,941	$-	$143,335

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

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities at September 30, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following:

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable debt securities:
Corporate bonds	$87,230	$-	$(329)	$86,901
Commercial paper	13,011	-	(2)	13,009
U.S. Treasury securities	2,000	-	(10)	1,990
Marketable debt securities, non-current:
Corporate bonds	16,240	-	(209)	16,031
Total	$118,481	$-	$(550)	$117,931

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

The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2026 and 2025 there were no realized gains or losses. Gains, if any, would be included in investment income within the condensed consolidated statements of operations and comprehensive loss.

All debt securities held at September 30, 2026 had remaining maturities of less than five years. There were no sales of securities in the periods presented.

Credit Losses

Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses.

Marketable debt securities in a loss position consist of the following:

	As of September 30, 2026
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable debt securities:
Corporate bonds	$85,935	$(329)	$-	$-	$85,935	$(329)
Commercial paper	13,009	(2)	-	-	13,009	(2)
U.S. Treasury securities	1,990	(10)	-	-	1,990	(10)
Marketable debt securities, non-current:
Corporate bonds	16,031	(209)	-	-	16,031	(209)
Total	$116,965	$(550)	$-	$-	$116,965	$(550)

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	As of December 31, 2025
	In Continuous Loss Position Less Than 12 Months		In Continuous Loss Position Greater Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable debt securities:
Corporate bonds	$24,034	$(22)	$-	$-	$24,034	$(22)
Marketable debt securities, non-current:
Corporate bonds	29,824	(34)	-	-	29,824	(34)
Total	$53,858	$(56)	$-	$-	$53,858	$(56)

As of September 30, 2026 and December 31, 2025, it was determined that there were no expected credit losses.

Interest and Investment Income (Expense)

Interest and investment income (expense) consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$1,290	$1,058	$4,426	$3,836
Accretion of discount (Amortization of premium), net	172	437	525	992
Dividend income	4	7	18	29
Total	$1,466	$1,502	$4,969	$4,857

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of
	September 30, 2026	December 31, 2025
Accrued interest on marketable debt securities	$1,059	$1,257
Prepaid research and development	769	1,926
Prepaid software	261	115
Prepaid insurance	127	355
Other prepaid expenses	382	232
Other current assets	19	65
Total	$2,617	$3,950

6. Other Assets

Other assets consist of the following:

	As of
	September 30, 2026	December 31, 2025
Prepaid research and development, non-current	$6,149	$2,930
Other non-current assets	60	20
Total	$6,209	$2,950

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2026	December 31, 2025
Employee costs	$3,602	$3,267
Research and development	3,274	2,683
Other expenses	1,344	279
Total	$8,220	$6,229

8. Leases

Operating leases

Leases classified as operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed consolidated balance sheets. Cash paid for operating lease liabilities during the nine months ended September 30, 2026 and 2025 was $1,072 and $1,038, respectively.

Lease expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$338	$338	$1,014	$1,014
Total	$338	$338	$1,014	$1,014

Variable lease expense for the three months ended September 30, 2026 and 2025 was $34 and $31, respectively. Variable lease expenses for the nine months ended September 30, 2026 and 2025 were $100 and $93, respectively.

The weighted average discount rate and weighted-average remaining lease term for operating leases were:

As of September 30, 2026
Weighted-average discount rate	7.0%
Weighted-average remaining lease term – operating lease (in months)	23

As of September 30, 2026, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the year ending December 31:	Operating Lease Payments
2026 (excluding the nine months ended September 30, 2026)	$357
2027	1,429
2028	718
2029	87
Thereafter	-
Total future operating lease payments	2,591
Less: imputed interest	(155)
Present value of future minimum lease payments	$2,436

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

As of September 30, 2026 and December 31, 2025, the Company had 200,000,000 and 100,000,000 shares of common stock authorized for issuance, respectively, $0.001 par value per share, of which 59,967,669 and 53,587,260 shares were issued and outstanding, respectively.

The holders of the Company’s common stock are entitled to one vote per share.

On May 13, 2026, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100,000, or the ATM Program. During the three and nine months ended September 30, 2026, the Company did not sell any shares under the ATM Program.

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, of which 8,028 shares of Series 1 Convertible Preferred Stock were authorized for issuance and 0 and 5,615 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. Each share of Series 1 Convertible Preferred Stock is convertible into approximately 1,000 shares of common stock, at a conversion price initially equal to approximately $7.01 per common share, subject to certain adjustments as described in the certificate of designation of preferences, rights and limitations of Series 1 Convertible Preferred Stock.

During the three and nine months ended September 30, 2026, approximately 872 and 5,615 shares of Series 1 Convertible Preferred Stock, respectively, were converted into 872,181 and 5,616,971 shares of common stock, respectively.

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

The following is a summary of the activity of the Company’s warrants to acquire shares of common stock for the nine months ended September 30, 2026:

Equity Instrument	Outstanding, December 31, 2025	Granted	Exercised	Expired	Outstanding, September 30, 2026	Exercise Price per Share
April 2024 Common Warrants	10,118,380	-	370,000	9,748,380	-	$5.250
April 2024 Pre-Funded Warrants	1,700,000	-	-	-	1,700,000	$0.001
December 2024 Pre-Funded Warrants	1,700,272	-	-	-	1,700,272	$0.001
Total	13,518,652	-	370,000	9,748,380	3,400,272

Subsequent to September 30, 2026, 800,000 April 2024 Pre-Funded Warrants and 800,128 December 2024 Pre-Funded Warrants were exercised on a cashless basis. The Company issued 1,599,447 shares of common stock in connection with this exercise.

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

As of September 30, 2026, there were 3,218,988 shares of common stock subject to outstanding awards under the Amended and Restated 2014 Plan, as amended.

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

As of September 30, 2026, there were 134,328 shares of common stock subject to outstanding awards under the 2017 Plan.

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

As of September 30, 2026, there were 915,495 shares of common stock subject to outstanding awards and 238,790 shares of common stock available for future issuance under the Amended 2020 Plan.

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

As of September 30, 2026, there were 4,756,538 shares of common stock subject to outstanding awards and 4,466,939 shares of common stock available for future issuance under the Amended 2024 Plan.

2024 Employee Stock Purchase Plan

On June 7, 2024, the stockholders of the Company approved the 2024 Employee Stock Purchase Plan, or the 2024 ESPP. The number of shares authorized under the 2024 ESPP is 1,000,000.

As of September 30, 2026, the number of shares available for issuance under the 2024 ESPP was 1,000,000. During the three and nine months ended September 30, 2026, no shares were issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2025	571,145	$3.57
Granted	621,180	4.72
Forfeited	(97,014)	4.36
Vested	(229,028)	3.35
Non-vested as of September 30, 2026	866,283	$4.36

The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the respective awards. As of September 30, 2026, the unamortized value of RSUs was $2,897. As of September 30, 2026, the weighted average remaining amortization period was 2.04 years. As of September 30, 2026 and December 31, 2025, 289,500 RSUs have vested but have not yet been settled into shares of the Company’s common stock.

During the nine months ended September 30, 2026, the Company issued 177,751 shares of the Company’s common stock from the net settlement of 229,028 RSUs. The Company paid $298 in connection with the net share settlement of these RSUs.

Protara Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2025	5,693,891	$6.30	7.51	$8,982
Granted	2,778,960	4.74
Exercised	(215,687)	1.91
Forfeited	(343,848)	4.58
Expired	(43,750)	4.17
Outstanding as of September 30, 2026	7,869,566	$5.96	7.36	$1,092

Vested and expected to vest at September 30, 2026	7,869,566	$5.96	7.36	$1,092
Exercisable as of September 30, 2026	3,865,117	7.65	6.16	650

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on the date of measurement. The intrinsic value of options exercised during the nine months ended September 30, 2026 was $485.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2026 and 2025 was $3.35 and $2.99, respectively. As of September 30, 2026, there was approximately $10,864 of unrecognized stock-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 2.69 years. The total unrecognized stock-based compensation cost will be adjusted for actual forfeitures as they occur.

Summary of Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$1,220	$851	$3,355	$2,299
Restricted stock units	367	196	978	484
Total	$1,587	$1,047	$4,333	$2,783

Stock-based compensation expense was reflected within the condensed consolidated statements of operations and comprehensive loss as:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$1,099	$791	$3,069	$2,110
Research and development	488	256	1,264	673
Total	$1,587	$1,047	$4,333	$2,783

12. Net Income (Loss) per Common Share

The following table sets forth the computation of the net income (loss) per share attributable to common stockholders, basic and diluted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common stockholders	$(21,688)	$(13,258)	$(61,138)	$(40,132)
Denominator
Weighted-average shares of common stock outstanding, basic and diluted	62,850,743	42,272,104	60,484,905	41,756,028
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.31)	$(1.01)	$(0.96)

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

	As of September 30,
	2026	2025
Potentially dilutive shares:
Stock options	7,869,566	5,642,691
Restricted stock units	866,283	555,245
Series 1 Convertible Preferred Stock	-	5,616,973
April 2024 Common Warrants	-	10,118,380
Total	8,735,849	21,933,289

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to consolidated net income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
TARA-002 in NMIBC	$6,927	$3,671	$19,613	$12,126
TARA-002 in LMs	700	816	2,360	1,842
IV Choline Chloride	3,014	1,751	7,960	6,118
Other research and development	5,676	3,097	16,125	8,750
General and administrative expenses	5,250	4,378	15,716	13,851
Stock-based compensation expense	1,587	1,047	4,333	2,783
Income (Loss) from operations	(23,154)	(14,760)	(66,107)	(45,470)
Other income (expense), net	1,466	1,502	4,969	5,338
Segment net income (loss)	(21,688)	(13,258)	(61,138)	(40,132)
Adjustments and reconciling items
Net income (loss)	$(21,688)	$(13,258)	$(61,138)	$(40,132)

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

In November 2026, we entered into an asset purchase agreement with Novex Innovations, LLC, or Novex, for TARA-002 manufacturing-related assets for an aggregate purchase price of $8.75 million. Novex has manufactured TARA-002 for us since 2019 under a Manufacturing Services Agreement. We completed the acquisition to bring manufacturing in-house and secure dedicated manufacturing capacity ahead of a potential commercial launch. The transaction included an assembled workforce, inventory, intellectual property, contracts, equipment, permits, regulatory documentation and records. We also entered into certain ancillary agreements including a transition services agreement and a lease for a research and manufacturing facility.

Since inception, we have incurred significant operating losses. As of September 30, 2026, we had an accumulated deficit of approximately $363.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our expenses and results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. We believe that our period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2026, we had approximately $143.1 million in unrestricted cash and cash equivalents and marketable debt securities.

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

We expect to complete enrollment of the BCG-Unresponsive registrational cohort of the ADVANCED-2 trial by the end of 2026. Enrollment is complete in the BCG-Naïve cohort of the ADVANCED-2 trial with 31 patients.

We initiated our ADVANCED-3 trial in June 2026 and subsequently announced our intent to redesign the ongoing ADVANCED-3 trial during the third quarter of 2026. The redesigned ADVANCED-3 trial is expected to be a multi-cohort, open-label trial evaluating the efficacy and safety of intravesical TARA-002 in BCG-Naïve and BCG-Exposed CIS (± Ta/T1) and high-grade, high-risk, or HG-HR, papillary (Ta/T1) patients across BCG exposures. The trial is intended to generate a broad body of clinical evidence across HG-HR NMIBC patients. We believe this positions TARA-002 to benefit from the FDA’s recent approach to expand the label of a previously approved product for BCG-Unresponsive CIS NMIBC to include HG-HR BCG-Unresponsive papillary disease based on a single-arm trial.

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

In January 2026, we initiated THRIVE-3, a registrational Phase 3 clinical trial. THRIVE-3 is a seamless Phase 2b/3 trial with a dose confirmation portion (n=24) followed by a double-blinded, randomized, placebo-controlled portion to assess the efficacy and safety of IV Choline Chloride over 24 weeks in adolescents and adults on long-term PS when oral or enteral nutrition is not possible, insufficient, or contraindicated (n=100). The primary endpoint of the clinical trial is a pharmacokinetic, or PK, endpoint measuring the change from baseline in plasma choline concentration. We also plan to include a number of secondary endpoints related to liver, bone and memory. In October 2026, we announced that we completed enrollment of the Phase 2b, open-label dose confirmation phase of the THRIVE-3 clinical trial, which includes 24 patients. We anticipate reporting interim results from the dose-confirmation portion of the trial in the fourth quarter of 2026.

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

We intend to provide an update on STARBORN-1 and complete enrollment of STARBORN-1 early in the first quarter of 2027. Based on engagement with the FDA, we intend to initiate a rolling Biologics License Application, or BLA, for TARA-002 in LMs based on the results of the pivotal STARBORN-1 trial in the second half of 2027 and will continue to submit safety and efficacy data from the trial on an ongoing basis to support the FDA’s evaluation of the risks and benefits of TARA-002 in LMs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	For the Three Months Ended September 30,		Period-to- Period
	2026	2025	Change
Operating expenses:
Research and development	$16,805	$9,591	$7,214
General and administrative	6,349	5,169	1,180
Total operating expenses	23,154	14,760	8,394
Income (Loss) from operations	(23,154)	(14,760)	(8,394)
Other income (expense), net:
Interest and investment income (expense)	1,466	1,502	(36)
Other income (expense), net	1,466	1,502	(36)
Net income (loss)	$(21,688)	$(13,258)	$(8,430)

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	For the Three Months Ended September 30,		Period-to- Period
	2026	2025	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$6,927	$3,671	$3,256
TARA-002 in LMs	700	816	(116)
IV Choline Chloride	3,014	1,751	1,263
Total direct expenses by product candidate	10,641	6,238	4,403
Indirect research and development expenses	6,164	3,353	2,811
Total	$16,805	$9,591	$7,214

Research and development expenses were $16.8 million for the three months ended September 30, 2026, which represented an increase of approximately $7.2 million as compared to the three months ended September 30, 2025. This increase was primarily due to a $4.4 million increase in direct expenses for our product candidates and a $2.8 million increase in indirect expenses. The increase in direct expenses was primarily due to higher ongoing costs associated with all of our ongoing clinical trials. The increase in indirect expenses was primarily due to a $2.0 million increase in personnel-related expenses and a $0.8 million increase in research and development expenses not directly attributable to one specific product candidate, primarily related to TARA-002 chemistry, manufacturing and controls, or CMC, related activities.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	For the Three Months Ended September 30,		Period-to- Period
	2026	2025	Change
Personnel-related expenses, including stock-based compensation	$3,486	$2,885	$601
Other general and administrative expenses	2,863	2,284	579
Total	$6,349	$5,169	$1,180

General and administrative expenses were $6.3 million for the three months ended September 30, 2026, which represented an increase of approximately $1.2 million as compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $0.6 million in personnel-related expenses and an increase of $0.6 million in other general and administrative expenses.

Other income (expense), net

Other income (expense), net was $1.5 million for each of the three months ended September 30, 2026 and 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	For the Nine Months Ended September 30,		Period-to- Period
	2026	2025	Change
Operating expenses:
Research and development	$47,322	$29,509	$17,813
General and administrative	18,785	15,961	2,824
Total operating expenses	66,107	45,470	20,637
Income (Loss) from operations	(66,107)	(45,470)	(20,637)
Other income (expense), net:
Interest and investment income (expense)	4,969	4,857	112
Other income (expense)	-	481	(481)
Other income (expense), net	4,969	5,338	(369)
Net income (loss)	$(61,138)	$(40,132)	$(21,006)

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	For the Nine Months Ended September 30,		Period-to- Period
	2026	2025	Change
Direct expenses by product candidate:
TARA-002 in NMIBC	$19,613	$12,126	$7,487
TARA-002 in LMs	2,360	1,842	518
IV Choline Chloride	7,960	6,118	1,842
Total direct expenses by product candidate	29,933	20,086	9,847
Indirect research and development expenses	17,389	9,423	7,966
Total	$47,322	$29,509	$17,813

Research and development expenses were $47.3 million for the nine months ended September 30, 2026, which represented an increase of approximately $17.8 million as compared to the nine months ended September 30, 2025. This increase was primarily due to a $9.8 million increase in direct expenses for our product candidates and a $8.0 million increase in indirect expenses. The increase in direct expenses was primarily due to higher ongoing costs associated with all of our ongoing clinical trials. The increase in indirect expenses was primarily due to a $5.3 million increase in personnel-related expenses and a $2.7 million increase in research and development expenses not directly attributable to one specific product candidate, primarily related to TARA-002 CMC related activities.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	For the Nine Months Ended September 30,		Period-to- Period
	2026	2025	Change
Personnel-related expenses, including stock-based compensation	$10,304	$8,135	$2,169
Other general and administrative expenses	8,481	7,826	655
Total	$18,785	$15,961	$2,824

General and administrative expenses were $18.8 million for the nine months ended September 30, 2026, which represented an increase of approximately $2.8 million as compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $2.2 million in personnel-related expenses, as well as an increase of $0.7 million in other general and administrative expenses.

Other income (expense), net

Other income (expense), net was $5.0 million for the nine months ended September 30, 2026, which represented a decrease of approximately $0.4 million as compared to the nine months ended September 30, 2025. The decrease was driven by a $0.5 million decrease in other income (expense) due to nonrecurring refundable tax credits received in the nine months ended September 30, 2025, offset by a $0.1 million increase in interest and investment income in the nine months ended September 30, 2026.

Liquidity and Capital Resources

Overview

As of September 30, 2026 and December 31, 2025, our unrestricted cash and cash equivalents, and marketable debt securities were $143.1 million and $197.9 million, respectively. We have not generated revenues since our inception and have incurred net losses of $61.1 million and $40.1 million for the nine months ended September 30, 2026 and 2025, respectively, and $21.7 million and $13.3 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had working capital of $115.3 million and stockholders’ equity of $141.0 million. During the nine months ended September 30, 2026, net cash flows used in operating activities were $55.2 million, consisting primarily of a net loss of $61.1 million including non-cash expenses of $4.9 million. These uses of cash were offset by net cash provided by changes in operating assets and liabilities of $1.1 million. Since inception, we have met our liquidity requirements principally through the sale of our common stock, preferred stock and pre-funded warrants in private placements and public offerings.

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

On May 14, 2026, we filed a shelf registration statement on Form S-3, or the 2026 Shelf Registration Statement, which became effective in May 2026. The 2026 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million in common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. In May 2026, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, pursuant to which we may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100.0 million, or the ATM Program. As of September 30, 2026, no shares have been sold under the ATM Program.

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

As a result of volatility in the capital markets, economic conditions, general global economic uncertainty, political and regulatory change, global pandemics and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development activities. Interest rates have increased in recent months and may continue to increase, and as a result may have a negative effect on market prices for common stock of public companies, especially those in the biotech industry and those that have no current or near-term revenue. Further, a recession or market correction, supply chain disruptions and/or inflation could materially affect our business and the value of our common stock.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	For the Nine Months Ended September 30,		Period-to- Period
	2026	2025	Change

Net cash provided by (used in) operating activities	$(55,174)	$(39,415)	$(15,759)
Net cash provided by (used in) investing activities	29,137	(112,583)	141,720
Net cash provided by (used in) financing activities	1,530	1,751	(221)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(24,507)	$(150,247)	$125,740

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net cash provided by (used in) operating activities was approximately $(55.2) million for the nine months ended September 30, 2026 compared to approximately $(39.4) million for the nine months ended September 30, 2025. The increase of approximately $15.8 million in cash used in operating activities was primarily driven by an increase in net loss of $21.0 million, offset by an increase in non-cash net operating costs of $2.0 million and a decrease of $3.3 million in operating assets and liabilities, primarily related to changes in other assets, accrued expenses, other current liabilities, and accounts payable, resulting principally from the timing of payments to our service providers.

Net cash provided by (used in) investing activities was approximately $29.1 million for the nine months ended September 30, 2026 compared to approximately $(112.6) million for the nine months ended September 30, 2025. The decrease in cash used of $141.7 million resulted primarily from a decrease in purchases of marketable debt securities of $67.1 million as well as an increase in proceeds from marketable debt securities matured and redeemed of $75.7 million offset slightly by an increase in purchases of fixed assets of $1.0 million.

Net cash provided by (used in) financing activities was $1.5 million for the nine months ended September 30, 2026 compared to $1.8 million for the nine months ended September 30, 2025. The $0.2 million decrease was primarily driven by proceeds received in the prior-year period of $1.9 million from the net proceeds of the December 2024 Public Offering, as compared to $1.9 million in proceeds from the exercise of common warrants as well as $0.4 million in proceeds from the exercise of stock options offset against offering costs paid during the current period of $0.5 million in connection with public offerings.

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

As of September 30, 2026, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2026, the Company entered into an asset purchase agreement for manufacturing-related assets, including an assembled workforce, inventory, intellectual property, contracts, equipment, permits, regulatory documentation and records, for its product candidate, TARA-002, from Novex, which closed simultaneously with the signing of the asset purchase agreement. Pursuant to the asset purchase agreement, the aggregate purchase price was $8.75 million, subject to certain credits and adjustments. The Company completed the acquisition to bring manufacturing in-house and secure dedicated manufacturing capacity ahead of a potential commercial launch. As part of the transaction, the Company also entered into certain ancillary agreements, including a transition services agreement, and a lease of a research and manufacturing facility with an affiliate of Novex. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Quarterly Report on Form 10-Q, which is incorporated by reference herein, for more information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2020).

3.4	Third Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2026).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2020).

3.6	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Convertible Non-Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

3.7	Composite Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2026).

3.8	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2017).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTARA THERAPEUTICS, INC.

Date: November 6, 2026	By:	/s/ Jesse Shefferman
Jesse Shefferman
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer
(Principal Financial Officer)